Form 10-Q
period 2008-03-31
1st United Bancorp, Inc.
filed 2008-05-14
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________________________ to ____________________________________

Commission file number 000-1415277

1ST UNITED BANCORP, INC.

(Exact Name of Registrant as specified in its charter)

FLORIDA	65-0925265

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North Federal Highway, Boca Raton	33432

(Address of Principal Executive Offices)	(Zip Code)

(561) 362-3435

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2008

Common stock, $.01 par value	6,624,837

1ST UNITED BANCORP, INC.
MARCH 31, 2008
INDEX

INTRODUCTORY NOTE
Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

▪	the costs of integrating our operations with the operations of other companies and banks that we have acquired, and those we may acquire in the future may be greater than we expect;

▪	the loss of key personnel;

▪	potential customer loss, deposit attrition, and business disruption as a result of companies and banks that we have acquired, and those we may acquire in the future;

▪	the failure to achieve expected gains, revenue growth, and/or expense savings from companies and banks that we have acquired, and those we may acquire in the future;

▪	our need and our ability to incur additional debt or equity financing;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions;

▪	the effects of harsh weather conditions, including hurricanes;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	effect of changes in the stock market and other capital markets;

▪	legislative or regulatory changes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	growth and profitability of our noninterest income;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	and our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (unaudited)

	March 31, 2008	December 31, 2007

	(unaudited)
ASSETS
Cash and due from banks	$11,871	$17,395
Federal funds sold	18,653	14,506

Total cash and cash equivalents	30,524	31,901
Time deposits in other financial institutions	75	75
Securities available for sale	35,317	35,546
Loans held for sale	2,331	1,105
Loans, net of allowance of $4,134 and $2,070 at March 31, 2008 and December 31, 2007	448,351	283,353
Nonmarketable equity securities	5,584	2,670
Premises and equipment, net	5,735	5,633
Company owned life insurance	4,328	4,284
Goodwill	36,252	4,553
Core deposit intangibles	1,534	157
Accrued interest receivable and other assets	10,097	6,557

Total assets	$580,128	$375,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$102,708	$59,539
Interest bearing deposits	314,668	212,696

Total deposits	417,376	272,235
Federal funds purchased and repurchase agreements	23,757	27,509
Federal Home Loan Bank advances	49,000	20,000
Other Borrowings	4,265	—
Accrued interest payable and other liabilities	4,253	1,592

Total liabilities	498,651	321,336

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $.01 par value; 15,000,000shares authorized; 6,624,837 and 4,693,765 issued and outstanding at March 31, 2008, and December 31, 2007	66	47
Additional paid in capital	92,245	64,720
Accumulated deficit	(11,433)	(10,526)
Accumulated other comprehensive income	599	257

Total shareholders’ equity	81,477	54,498

Total liabilities and shareholders’ equity	$580,128	$375,834

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars In thousands, except per share data) (unaudited)

	Three months ended March 31
	2008	2007

Interest income:
Loans, including fees	$6,208	$5,397
Securities	450	383
Federal funds sold and other	131	114

Total interest income	6,789	5,894

Interest expense:
Deposits	1,962	1,679
Federal funds purchased and repurchase agreements	86	647
Federal Home Loan Bank advances	345	—
Other borrowings	20	—

Total interest expense	2,413	2,326

Net interest income	4,376	3,568

Provision for loan losses	150	60

Net interest income after provision for loan losses	4,226	3,508

Non-interest income:
Service charges and fees on deposit accounts	242	140
Net gain on sales and fees from referrals of government guaranteed loans	—	36
Net gain on sales of residential loans	35	222
Increase in cash surrender value of Company owned life insurance	44	46
Other	102	37

Total non interest income	423	481

Non-interest expense:
Salaries and employee benefits	2,494	2,329
Occupancy and equipment	1,295	801
Data processing	358	217
Telephone	113	101
Advertising	48	56
Stationery and supplies	64	54
Professional fees	42	43
Merger reorganization expenses	1,289	—
Other	432	383

	6,135	3,984

Income (loss) before taxes	(1,486)	5
Income tax expense (benefit)	(579)	—

Net income (loss)	$(907)	$5

Basic earnings (loss) per share	$(0.17)	$0.00
Diluted earnings (loss) per share	$(0.17)	$0.00

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2007	4,722,317	$47	$65,109	$(13,919)	$(325)	$50,912
Comprehensive income:
Net income (loss)				5		5
Change in net unrealized gain (loss) on securities available for sale					128	128

Total comprehensive income (loss)						133
Exercise of stock options	475		6			6
Stock-based compensation expense			3			3
Repurchase and retirement of common stock						—

Balance at March 31, 2007	4,772,792	$47	$65,115	$(13,914	$(197)	$51,054

Balance at January 1, 2008	4,693,765	$47	$64,720	$(10,526)	$257	$54,498

Comprehensive income:
Net loss				(907)		(907)
Change in net unrealized gain (loss) on securities available for sale					342	342

Total comprehensive income (loss)						(565)
Stock-based compensation expense			47			47
Issuance of common stock	1,931,072	19	27,478			27,497

Balance, March 31, 2008	6,624,837	$66	$92,245	$(11,433)	$599	$81,477

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(Dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net income (loss)	$(907)	$5
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	150	60
Depreciation and amortization	401	289
Net amortization of securities	(226)	(6)
Increase in cash surrender value of Company Owned Life Insurance	(44)	(46)
Stock-based compensation expense	47	—
Gain on sale of loans held for sale	(35)	(222)
Loans originated for sale	(4,394)	(12,005)
Proceeds from sale of loans held for sale	3,203	13,223
Net change in:
Deferred income tax	(579)	—
Deferred loan fees	(181)	(101)
Other assets	(1,336)	(465)
Accrued expenses and other liabilities	1,875	(793)

Net cash from operating activities	(2,026)	(58)

Cash flows from investing activities
Proceeds from security maturities, calls and prepayments	7,388	2,183
Purchases of securities	(3,035)	(5,441)
Loan originations and payments, net	(14,137)	(20,118)
Proceeds from sale of government guaranteed loans	4,797	1,002
Purchase of nonmarketable equity securities	(1,604)	(442)
Net Cash paid in connection with acquisition	(1,820)	—
Additions to premises and equipment, net	(55)	(166)

Net cash from investing activities	(8,466)	(22,982)

Cash flows from financing activities
Net increase in deposits	9,118	10,369
Net change in federal funds purchased and repurchase agreements	(12,205)	1,779
Net change in short term Federal Home Loan Bank advances	12,000	7,500
Net change in other borrowings	202
Proceeds from exercised stock options	—	6
Repurchase and retirement of common stock	—	—
Issuance of common stock	—	—

Net cash from financing activities	9,115	19,654

Net change in cash and cash equivalents	(1,377)	(3,386)
Beginning cash and cash equivalents	31,901	25,713

Ending cash and cash equivalents	$30,524	$22,327

Supplemental cash flow information:
Interest paid	$1,977	$2,070
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$—

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, six offices in Broward County and one in North Miami Beach, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. on February 29, 2008, described below. EEL is a commercial finance subsidiary, which provides commercial real estate loans to higher risk collateral dependent borrowers. At March 31, 2008, the total loans held by EEL were approximately $5.6 million. Bancorp has no plans to expand the operations of this subsidiary.

The accounting and reporting policies of the Company reflect banking industry practice and conform to generally accepted accounting principles in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The financial information included herein as of and for the periods ended March 31, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2007 balance sheet was derived from the Company’s December 31, 2007 audited financial statements.

Earnings (Loss) Per Share: Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings (loss) per share is restated for all stock splits and stock dividends through the date of issue of the financial statements.

The weighted average common shares outstanding for the period ended March 31, 2008 and March 31, 2007 were 5,351,603 and 4,722,446, respectively, for computing basic earnings (loss) per share 5,351,603 and 4,750,376, respectively, for computing diluted earnings (loss) per share. Stock options for 883,423 and 282,815, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2008 and 2007 because consideration of those instruments would be antidilutive.

NOTE 2 – MERGER WITH EQUITABLE FINANCIAL GROUP, INC.

On February 29, 2008, Bancorp completed the merger and acquisition (the “Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly owned subsidiaries Equitable Bank and EEL. EFG operated five locations within markets that Bancorp had existing locations. In addition, the business focus of Equitable evidenced by their strong deposit base (approximately 22% of deposits are non interest bearing) is consistent with the focus of Bancorp. The Companies anticipated significant customer and employee synergies due to the “in market” nature of the Merger. Equitable, since 2003, returned an average of 1.40% on assets and 14% on average equity. As a result, a premium of approximately 2.2x book value was paid for EFG. The Company issued 1,931,072 shares of common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. The shares were recorded at a value of $14.50 per share (based on a third party valuation prepared as of the year ended December 31, 2007) net of $503,000 of stock issuance costs. The following summarizes the fair value of the assets and liabilities acquired. These fair values and the allocation of purchase price have been based on preliminary estimates. Bancorp is continuing to assess the allocation of purchase price and the estimated fair values of certain assets and liabilities acquired and may revise the allocation and estimates.

February 29, 2008

Cash	$26,298
Securities	3,566
Loans, net	155,627
Premises and equipment	375
Goodwill	31,699
Core deposit intangible	1,414
FRB, FHLB stock	1,310
Other assets	1,661

TOTAL ASSETS ACQUIRED	$221,940

Deposits	136,023
Repurchase agreements	8,453
FHLB Advances	17,000
Borrowings	4,056
Accrued expenses and other liabilities	786

TOTAL LIABILITIES ASSUMED	166,325

Net Assets Acquired	$55,615

The following summarizes the total interest and other income, and net income and earnings (loss) per share as if the Merger was effective at January 1, 2008 for the period ended March 31, 2008 and as of January 1, 2007 for the period ended March 31, 2007.

	Three months ended March 31

	2008	2007

Net interest and other income	$6,018	$6,740

Net income (loss)	$(1,000)	$628

Basic earnings (loss) per share	$(.15)	$.09

Diluted Earnings (loss) per share	$(.15)	$.09

NOTE 3 – LOANS

Loans were as follows:

	March 31, 2008	December 31, 2007

Commercial	$94,807	$57,574
Real estate:
Residential	97,269	51,663
Commercial	184,129	114,424
Construction	71,022	56,603
Consumer and other	5,473	5,125

	452,700	285,389
Add (deduct):
Allowance for loan losses	(4,134)	(2,070)
Net deferred (fees) cost	(215)	34

	$448,351	$283,353

          Activity in the allowance for loan losses was as follows:

	Three months ended March 31,

	2008	2007

Beginning balance	$2,070	$2,149
Net balance transfer from merger	2,056	—
Provision for loan losses	150	60
Loans charged-off	(143)	—
Recoveries	1	9

Ending balance	$4,134	$2,218

NOTE 4 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in balance for goodwill during the three months ended March 31, 2008 and for the year ended December 31, 2007 were as follows:

	2008	2007

Beginning of year	$4,553	$4,553
Effect of acquisition	31,699	—
Impairment	—	—

End of year	$36,252	$4,553

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible were as follows as of:

	March 31, 2008		March 31, 2007

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$2,044	$(510)	$630	$(473)

NOTE 5 - STOCK-BASED COMPENSATION

The Company has a non-executive officer stock option plan whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At the quarter ended March 31, 2008 and December 31, 2007, 127,100 and 70,800 options, respectively, had been issued and 204,141 and 163,719 options, respectively, were available to be issued under the plan.

Additionally, 694,323 and 471,408 options, respectively, to purchase the Company’s common stock were outstanding at March 31, 2008 and December 31, 2007 to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At the quarter ended March 31, 2008 and December 31, 2007, 62,000 and 55,500 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to five years. The Company issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for these plans and agreements was $47,000 and $3,000, respectively, for the periods ended March 31, 2008 and December 31, 2007.

NOTE 6 – SUBSEQUENT EVENTS

Pending Acquisition

On April 3, 2008, and as amended on May 13, 2008, 1st United, Citrus Bank, National Association (“Citrus Bank”), and CIB Marine Bancshares, Inc. (“CIB”) entered into a Purchase and Assumption Agreement (the “Agreement”) whereby 1st United will acquire the branch network, substantially all of the deposits and much of the loan portfolio of Citrus Bank, headquartered in Vero Beach, Florida. Citrus Bank is the wholly-owned subsidiary of Citrus Financial Services, Inc. which is owned by CIB.

At December 31, 2007, Citrus Bank had approximately $125 million in assets, $71 million in loans and $103 million in deposits and currently operates out of 6 locations. The branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United will acquire approximately $45 million in loans, substantially all the deposits, each of the owned branches and assume the leases of the other locations as well as miscellaneous other assets and liabilities. The total purchase price is estimated to be $3 million in cash, 136,364 shares of Company common stock, and $1.5 million of contingent consideration paid equally ($750,000 per year) over the next two years subject to the retention of certain deposits acquired. As a condition to closing, the Company will need to raise approximately $5 million in capital. The transaction is subject to regulatory approval, as well as other contingencies defined in the Agreement and the Company anticipates consummating the transaction in the third quarter of this year.

Preferred Stock

On May 2, 2008, the Company sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. The Preferred Stock will pay dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. The Preferred Stock was offered and sold to accredited investors, including current Company and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933.

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Effect of Newly Adopted Accounting Standards:

Fair Value Option and Fair Value Measurements

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

          The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

          Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at March 31, 2008 using

	Mar 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$35,317	$0	$35,317	$0

          Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at March 31, 2008 using

	Mar 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$3,608	$0	$3,608	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,560,000, with a valuation allowance of $952,000, resulting in an additional provision for loan losses of $0 for the period.

NOTE 8: EFFECT OF NEW PRONOUNCEMENTS

          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. Management’s discussion and analysis is divided into subsections entitled “Business Overview,” “Operating Results,” “Capital Resources,” “Cash Flows and Liquidity,” “Off Balance Sheet Arrangements,” “Accounting Policies,” and “Legislation. Our financial condition and operating results principally reflect those of its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”). The consolidated entity is referred to as the “Company,” “Bancorp,” “we,” “us,” or “our” and 1st United and EEL are collectively referred to as the “Bank.”

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed above, or in our Quarterly Report, also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

BUSINESS OVERVIEW

We are a financial holding company headquartered in Boca Raton, Florida.

On February 29, 2008, we completed the merger and acquisition (the “Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly owned subsidiaries Equitable Bank and EEL. We issued 1,931,072 shares of common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. Effective with the Merger date, we increased our branches from 8 to 11 locations and increased total full-time employees from 103 at December 31, 2007 to 150 at March 31, 2008.

In addition, we acquired approximately $155.6 million in net loans, $31.2 million in cash and securities, $136.0 million in deposits and $29.5 million in repurchase agreements and borrowings in the Merger. We recorded approximately $31.7 million in goodwill and $1.4 million in core deposit intangibles as a result of the Merger.

Our merger with Equitable is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only does the Merger expand our current operations in Broward County, but it also provides for expansion into a new and desirable market in Northern Miami-Dade County. Given the similar community banking orientation and complimentary business models of Bancorp and EFG, we believe that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

As a result of the merger with Equitable Bank, 1st United Bank has two branches in Coral Springs, located in northwest Broward County which we plan on consolidating. In addition, 1st United Bank has two branches in downtown Ft. Lauderdale which are also being consolidated. We expect that our planned consolidation of these branches will cause little, if any, loss of customer convenience. As a combined institution, we will have a network of eleven branches consisting of four branches in Palm Beach County, six branches in Broward County, and one branch in northern Miami-Dade County, Florida.

We follow a business plan that emphasizes the delivery of commercial banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, professional market services, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration lending program, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities and variable rate loans.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve Bank and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans.

Financial Overview

•	Net interest margin declined to 4.43% for the quarter ended March 31, 2008, compared to 4.70% for the quarter ended March 31, 2007

•	Nonperforming loans at March 31, 2008 represented .11% of total loans compared to .07% at December 31, 2007

•

The changes in operating results for the period ended March 31, 2008 when compared to the period ended March 31, 2007, and for the balance sheet at March 31, 2008 when compared to December 31, 2007 were substantially a result of the Merger.

OPERATING RESULTS

For the three month period ended March 31, 2008, we reported a net loss of $907,000 compared to net income of $5,000 for the three month period ended March 31, 2007. We have summarized the material variances between periods below.

Net Interest Income

Net interest income, which constitutes our principal source of income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. Our principal interest-earning assets are federal funds sold, investment securities and loans. Our interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money market accounts. We invest the funds attracted by these interest-bearing liabilities in interest-earning assets. Accordingly, our net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table reflects the components of net interest income, setting forth for the periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Net interest earnings for the three-month periods ended March 31, 2008 and 2007 are reflected on the following table:

	March 31, 2008			March 31, 2007

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Due from banks	$473	$4	3.40%	$426	$5	4.75%
Federal funds sold and securities purchased under resale agreements	9,150	73	3.21%	5,206	68	5.29%
Investment securities	39,775	504	5.07%	37,726	424	4.49%
Loans	347,949	6,208	7.18%	264,698	5,397	8.27%

Total interest earning assets	397,347	6,789	6.88%	308,056	5,894	7.75%

Non interest earning assets	34,152			31,400
Allowance for loan losses	(3,012)			(2,174)

Total assets	$428,486			$337,282

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$41,808	$179	1.72%	$32,534	$152	1.89%
Money market accounts	73,390	512	2.81%	54,647	490	3.64%
Savings accounts	4,608	11	0.93%	3,287	3	0.34%
Certificates of deposit	114,479	1,260	4.43%	79,837	1,034	5.25%
Customer Repurchase Agreements	18,913	75	1.59%	21,471	236	4.45%
Fed Funds Purchased	1,155	11	3.71%	4,770	67	5.71%
Other borrowings	39,244	365	3.83%	24,933	344	5.59%

Total interest bearing liabilities	293,598	2,413	3.30%	221,479	2,326	4.26%

Non interest bearing liabilities
Demand deposit accounts	68,943			63,108
Other liabilities	2,730			1,785

Total non interest bearing liabilities	71,673			64,892

Shareholders’ equity	63,215			50,910

Total liabilities and shareholders’ equity	$428,486			$337,282

Net interest spread		$4,376	3.58%		$3,568	3.49%

Net interest on average earning assets - Margin			4.43%			4.70%

Our recent quarter’s net interest income was positively impacted by continued loan growth including $155.6 million of loans acquired in the Merger and $9.3 million from internal growth. As the Merger was effective February 29, 2008, the merged assets only effected net interest income for one month. Total loans grew by $165.2 million, or 58.3%, from $283.3 million at March 31, 2007 to $448.5 million at March 31, 2008. At March 31, 2008, loans represent 77.3% of total assets and 101.6% of total deposits and customer repurchase agreements versus 78% of total assets and 91.3% of total deposits and customer repurchase agreements at March 31, 2007. Earnings for the current quarter were negatively impacted by the full impact of decreases in the overnight funds rate and the Bank’s prime lending rate which occurred throughout the last quarter of 2007 and first quarter of 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 5.25% at March 31, 2008. This decrease has had a negative impact on our interest income and margin.

Net interest income was $4.4 million for the three months ended March 31, 2008, as compared to $3.6 million for the three months ended March 31, 2007, an increase of $808,000 or 22.6%. The increase resulted primarily from an increase in average earning assets of $89 million or 28.9% primarily due to the Merger. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 27 basis points from 4.70% during the three months ended March 31, 2007 to 4.43% during the three months ended March 31, 2008, mainly the result of aggressive reductions by the Federal Reserve of the discount rate and over night federal funds rate and higher volume of borrowings, resulting from a slowdown in deposit growth during 2007. At the same time, we have conservatively remained competitive with interest rates offered to our customers. Further decreases by the Federal Reserve in the overnight borrowing rate may have the result of further reducing our net interest income.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-month period ended March 31, 2008 and 2007:

(Dollars in thousands)	March 31, 2008 and 2007

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest earning assets
Due from banks	$(1)	$2	$(3)
Federal funds sold and securities purchased under resale agreements	5	155	(150)
Investment securities	80	96	(16)
Loans	811	6,243	(5,432)

Total interest earning assets	$895	$6,496	$(5,601)

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$27	$164	$(137)
Money market accounts	22	588	(566)
Savings accounts	8	6	2
Certificates of deposit	226	1,610	(1,384)
Customer Repos	(161)	(103)	(58)
Fed Funds Purchased	(56)	(159)	103
Other borrowings	210	632	(611)

Total interest bearing liabilities	$87	$2,738	$(2,651)

Net interest spread	$808	$3,758	$(2,950)

Noninterest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $58,000, or 12.06%, when comparing the first quarter of 2008 to the same period last year. The decrease is principally due to a lower gain on sale of loans which was partially offset by an increase in service charges and fees on deposit accounts.

We have experienced an overall slow down in the origination of residential loans for sale during 2007 resulting in a decrease in net gain on sales of residential loans from $222,000 in the three month period ended March 31, 2007 to $35,000 for the three month period ended March 31, 2008. The slow down was primarily a result of the overall slow down in home sales in South Florida. We have reduced the staff originating residential loans from seven in 2007 to two employees as of March 31, 2008.

Service charges increased from the three month period ending March 31, 2007 by approximately $102,000 to $242,000 for the three month period ending March 31, 2008 as a result an increase in average deposits during 2008 of $69.8 million primarily due to the Merger as well as an increase in overall service charges assessed and collected.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities of the Corporation. Noninterest expense increased by $2,151,000, or 54%, from $3,984,000 for the first quarter of 2007 to $6,135,000 for the current quarter. Merger reorganization expenses accounted for $1,289,000 of the increase. These expenses included the estimated current period costs related to the closing of three offices, bonuses related to the Merger and miscellaneous other costs. We do not anticipate any significant additional Merger reorganization expenses in future periods.

The remaining other expenses included in noninterest expense increased approximately $862,000 from the three month periods ending March 31, 2007 compared to March 31, 2008. The individual increases were primarily a result of the Merger whereby a full month of combined expenses were included in the period ending March 31, 2008. Salaries and employee benefits increased $165,000 or 7% from the period ending March 31, 2007 to March 31, 2008. Total full-time employees at March 31, 2007 were 116 compared to 150 at March 31, 2008. Fifty employees added from the Merger were offset by a planned reduction in staff of sixteen through layoffs. Occupancy and equipment expense increased $494,000 or 62% from the period ending March 31, 2007 to March 31, 2008. The increase was a result of adding five new locations due to the Merger, as well as expenses related to two new branches opened by us since March 31, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch, and the occupancy costs related to the operations center. We have announced the consolidation of two of our downtown Ft. Lauderdale branches to lower our expenses.

We recorded a $150,000 loan loss provision for the three months ended March 31, 2008, compared to $60,000 for the three months ended March 31, 2007.

We recorded a $579,000 tax benefit (based on an effective tax rate of approximately 39%) for the three months ended March 31, 2008. We did not record an income tax expense or benefit for the three months ended March 31, 2007.

Asset Quality

We have identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

	(dollars in thousands)
Nonaccruing loans	$509	$192
Loans past due 90 days or more as to principal or interest payments and still accruing	—	87
Foreclosed real estate	—	—

Total nonperforming assets	509	279
Troubled debt restructurings	—	—

Total risk elements	$509	$279

Nonaccruing loans as a percentage of total loans	.11%	0.07%

Non performing assets as a percentage of total loans and foreclosed real estate	.11%	0.07%

Impaired Loan
	March 31, 2008	December 31, 2007

Loans with allocated allowance for loan losses	$4,560	$1,101

	$4,560	$1,101

Amount of the allowance for loan losses allocated	$952	$478

Nonperforming loans and impaired loans are defined differently. Consequently, some loans may be included in both categories, while other loans may only be included in one category.

Allowance for Loan Losses

At March 31, 2008, the allowance for loan losses was $4.13 million or .91% of total loans. At December 31, 2007, the allowance for loan losses was $2.1 million or .73% of total loans. The increase was primarily a result of the Merger. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. We make an ongoing evaluation as to the adequacy of our allowance for loan losses.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the loan review function validates the officers’ grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify a sample of loans (including all impaired and nonperforming loans) as to potential loss exposure.

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the allowance for loan losses consists of three (3) components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) subjective reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss analysis that examines historical loan loss experience. The loss analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty repaying loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increase in the loan loss provision.

Investment Securities

We manage our consolidated securities portfolio, which represented 10.01% of our average earning asset base for the quarter ended March 31, 2008, as compared to 13.0% at year ended December 31, 2007, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

Deposits

Total deposits increased by $145.1 million from December 31, 2007 to total deposits of $417.4 million at March 31, 2008. The effects of the Merger accounted for $136 million of this increase. The remaining $ 9.1 million related to internal growth of the deposit base. At March 31, 2008, non-interest bearing deposits represented approximately 25% of deposits compared to 22% at December 31, 2007.

CAPITAL RESOURCES

We are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. Prior to making acquisitions, we believe that the Federal Reserve currently requires bank and bank holding companies headquartered in Florida to be “well capitalized” both before and after acquisition. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. As a result of the Merger, 1st United’s total capital to risk weighted assets ratio changed from well capitalized to adequately capitalized. On May 2, 2008, we sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. We sold the Preferred Stock in a private offering to accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933. We contributed approximately $4.0 million of the offering proceeds to 1st United Bank to increase Total Capital to risk weighted assets to “well capitalized.” As a result of this Preferred Stock offering, we are “well capitalized” as defined by federal banking regulatory agencies as of May 2, 2008. Bancorp anticipates needing to raise up to $5 million more in common or preferred equity or subordinated debt prior to consummating the acquisition of substantially all of the deposits and certain assets of Citrus Bank (see Note 6 in Item 1 - Financial Statements). Subsequent to the pending acquisition, Bancorp and 1st United will be “well capitalized” in accordance with all regulatory requirements.

1st United Bank

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
As of March 31, 2008	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$43,155	9.26%	$37,283	8.00%	$46,604	10.00%
Tier I capital to risk-weighted assets	39,365	8.45	18,641	4.00	27,962	6.00
Tier I Capital to total average assets	39,365	10.19	15,445	4.00	19,307	5.00

As of December 31, 2007	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$36,564	11.59%	$25,237	8.00%	$31,546	10.00%
Tier I capital to risk-weighted assets	34,494	10.93	12,618	4.00	18,928	6.00
Tier I Capital to total average assets	34,494	9.69	14,235	4.00	17,794	5.00

CASH FLOWS AND LIQUIDITY

Our primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. We use cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities.

We manage our liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, we use other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, and Federal Home Loan Bank advances.

We monitor and manage our liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

We classify all of our securities as available-for-sale to maintain significant liquidity. Our liquidity position is further enhanced by structuring our loan portfolio interest payments as monthly, complemented by retail credit and residential mortgage loans in our loan portfolio, resulting in a steady stream of loan repayments. In managing our investment portfolio, we provide for staggered maturities so that cash flows are provided as such investments mature.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank.

At March 31, 2008, we had short term borrowings from the FHLB of $49.0 million. At March 31, 2008, we had commitments to originate loans totaling $80.0 million. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2008 totaled $132 million, and maturing loans totaled approximately $30.0 million.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent twenty-four months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2008, we had short term-lines available from correspondent banks totaling $32 million, and an additional borrowing capacity from the FHLB (20% of assets) of $60.7 million, of which $28.7 was available based on current collateral pledged, for a total credit available of $60.7 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2008, we had $80 million in commitments to originate loans and $3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the FHLB, investment security maturities and our revolving credit facility provide a sufficient source of funds to meet these commitments.

LEGISLATION

Commercial checking deposits currently account for approximately 29% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Either could have a material adverse impact on the Bank’s future results of operations.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits, and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The principal objective of the Bank’s asset/liability management activities is to maximize net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

Because a majority of the loan portfolio consists of variable rate loans, our loans generally reprice faster than our interest-bearing liabilities. Consequently, an immediate increase in interest rates uniformly across the yield curve should initially have a positive effect on our net interest income. Conversely, a decrease in interest rates uniformly across the yield curve should initially have a negative impact on our net interest income.

We monitor and control interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional interest rate sensitivity gap analysis. Through use of the models, we project future net interest income and then estimate the effect on projected net interest income of various changes in interest rates and balance sheet growth rates. The Bank also uses the models to calculate the change in net portfolio value over a range of interest rate change scenarios.

Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will adjust because of projected changes in market interest rates; (2) future cash flows; (3) discount rates; and (4) decay or runoff rates for nonmaturity deposits such as checking, savings, and money market accounts.

Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Like sensitivity modeling, gap analysis does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or net portfolio value.

The following table reflects the Bank’s gap analysis as of March 31, 2008:

1st UNITED BANK
INTEREST RATE SENSITIVITY ANALYSIS
3/31/2008

	Up to 3 months	> 3 months < 1 year	> 1 year < 3 years	> 3 years < 5 years	> 5 years	Total

Interest bearing deposits	$526	$75				$601

Federal funds sold	18,653					18,653

Available for sale securities	1,347	3,850	4,495	2,064	23,561	35,317

FHLB stock	3,192					3,192
FRB stock	2,392					2,392
Loans	274,246	34,120	64,260	34,695	43,148	450,469

Total earning assets	$300,356	38,045	68,755	36,759	66,709	510,624

NOW accounts	39,366					39,366

IOTA accounts	10,906		—			10,906

Money market accounts	92,902		—			92,902

Regular savings accounts	8,261					8,261

Certificates of deposit	32,852	99,540	27,267	3,574	—	163,233

Repurchase agreements	23,757					23,757

Federal funds purchased & FHLB Advances	49,000					49,000

Total interest bearing liabilities	257,044	99,540	27,267	3,574	—	387,425

Maturity/interest sensitivity gap	$43,312	$(61,495)	$41,488	$33,185	$66,709	$123,199

Cumulative maturity/interest sensitivity gap	$43,312	$(18,183)	$23,305	$56,490	$123,199

Cumulative gap ratio (current month % of total earnings assets)	1.17	0.95	1.06	1.15	1.32

The one year cumulative gap ratio of 0.95 is within our policy limit. The Bank is asset sensitive and should profit with interest rate increases but will likely be negatively impacted if interest rates continue to decrease.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Rudy E. Schupp, and Chief Financial Officer, John Marino, have evaluated our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosure.

(b)          Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 15d-14(f) under the Act. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, we are not a party to any litigation that management believes could reasonably be expected to have a material adverse effect on our financial position or results of operations for an annual period.

ITEM 5.	OTHER INFORMATION

On May 13, 2008, the Company and 1st United Bank entered into the first amendment (the “Amendment”) to its Purchase and Assumption Agreement (the “Agreement”), dated April 3, 2008, by and among 1st United Bank, Citrus Bank, National Association (“Citrus Bank”), and CIB Marine Bancshares, Inc. (“CIB”).

The Amendment was entered into in connection with 1st United Bank’s proposed acquisition of Citrus Bank’s branch network and much of its loan portfolio and 1st United Bank’s assumption of substantially all of Citrus Bank’s deposits. The Amendment did not significantly change the amount of the acquired assets and assumed liabilities; however, the purchase price has been reduced from approximately $7 million to approximately $6 million. In addition, 1st United Bank will no longer pay the purchase price entirely in cash. The Amendment contemplates that the purchase price will be paid as follows: 1st United Bank will pay $3 million in cash at closing, the Company will issue 136,364 shares of the Company’s common stock at closing, and 1st United Bank will make potential earn-out payments of an aggregate of $1.5 million payable over two years based on the retention of the assumed deposits in the transaction.

We intend to sell our shares of common stock to CIB in a private offering at a stipulated purchase price of $11.00 per share for an aggregate offering price of approximately $1.5 million, which may be higher or lower on the closing date based on the trading price of our common stock. No underwriting discounts or commissions will be paid in the transaction. We believe that CIB is an accredited investor, and therefore we anticipate that the offering will be exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933.

The transaction remains subject to regulatory approval, as well as other contingencies defined in the Agreement and Amendment. The Amendment added a closing condition that provides that the Company and 1st United Bank must successfully raise $5 million of additional capital. This capital raise is in addition to the approximately $6.6 million raised by us through the sale of our Series A Non-Cumulative Perpetual Preferred Stock earlier this month. The transaction is still expected to be closed in the third quarter of this year.

The foregoing description of the Amendment and related matters is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 2.2 hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)          The following exhibits are included herein:

Exhibit No.	Name

2.1	Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc. and 1st United Bank, dated April 3, 2008

2.2	Amendment to Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc., 1st United Bank, and 1st United Bancorp, Inc., dated May 13, 2008.

10.1	Employment Agreement with H. William Spute, Jr., effective February 29, 2008 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/6/08) (No. 000-1415277)

31.1	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: May 14, 2008	By /s/ JOHN MARINO

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

2.1	Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc. and 1st United Bank, dated April 3, 2008

2.2	Amendment to Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc., 1st United Bank, and 1st United Bancorp, Inc., dated May 13, 2008.

10.1	Employment Agreement with H. William Spute, Jr., effective February 29, 2008 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/6/08) (No. 000-1415277)

31.1	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350