Form 10-Q
period 2008-06-30
1st United Bancorp, Inc.
filed 2008-07-22
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________________________ to ___________________________________

Commission file number 000-1415277

1ST UNITED BANCORP, INC.

(Exact Name of Registrant as specified in its charter)

FLORIDA	65-0925265

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North Federal Highway, Boca Raton, Florida	33432

(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2008

Common stock, $.01 par value	6,662,375

1ST UNITED BANCORP, INC.
June 30, 2008
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

▪	the costs of integrating our operations with the operations of other companies and banks that we have acquired, and those we may acquire in the future, may be greater than we expect;

▪	the loss of key personnel;

▪	potential customer loss, deposit attrition, and business disruption as a result of companies and banks that we have acquired, and those we may acquire in the future;

▪	the failure to achieve expected gains, revenue growth, and/or expense savings from companies and banks that we have acquired, and those we may acquire in the future;

▪	our need and our ability to incur additional debt or equity financing;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions;

▪	the effects of harsh weather conditions, including hurricanes;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	effect of changes in the stock market and other capital markets;

▪	legislative or regulatory changes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	growth and profitability of our noninterest income;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our Bylaws; and

▪	our ability to manage the risks involved in the foregoing.

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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (unaudited)

	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS
Cash and due from banks	$12,226	$17,395
Federal funds sold	16,654	14,506

Total cash and cash equivalents	28,880	31,901
Time deposits in other financial institutions	75	75
Securities available for sale	33,214	35,546
Loans held for sale	—	1,105
Loans, net of allowance of $4,192 and $2,070 at June 30, 2008 and December 31, 2007	436,199	283,353
Nonmarketable equity securities	5,584	2,670
Premises and equipment, net	5,688	5,633
Company owned life insurance	4,372	4,284
Goodwill	37,198	4,553
Core deposit intangibles	1,475	157
Accrued interest receivable and other assets	10,785	6,557

Total assets	$563,470	$375,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$96,522	$59,539
Interest bearing deposits	301,047	212,696

Total deposits	397,569	272,235
Federal funds purchased and repurchase agreements	23,438	27,509
Federal Home Loan Bank advances	49,125	20,000
Other borrowings	2,010	—
Accrued interest payable and other liabilities	3,501	1,592

Total liabilities	475,643	321,336
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 660,000 shares of Series A issued and outstanding	6,543	—
Common stock $.01 par value; 15,000,000 shares authorized; 6,622,375 and 4,693,765 issued and outstanding at June 30, 2008, and December 31, 2007	66	47
Additional paid in capital	92,307	64,720
Accumulated deficit	(11,184)	(10,526)
Accumulated other comprehensive income	95	257

Total shareholders’ equity	87,827	54,498

Total liabilities and shareholders’ equity	$563,470	$375,834

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Interest income:
Loans, including fees	$7,397	$5,675	$13,605	$11,072
Securities	396	409	846	792
Federal funds sold and other	153	116	284	230

Total interest income	7,946	6,200	14,735	12,094
Interest expense:
Deposits	2,062	1,776	4,024	3,455
Federal funds purchased and repurchase agreements	44	—	130	499
Federal Home Loan Bank advances	276	568	621	715
Other borrowings	78	—	98	—

Total interest expense	2,460	2,344	4,873	4,669

Net interest income	5,486	3,856	9,862	7,425
Provision for loan losses	100	85	250	145

Net interest income after provision for loan losses	5,386	3,771	9,612	7,280

Non-interest income:
Service charges and fees on deposit accounts	321	269	563	409
Gains and fees on sales of government guaranteed loans	17	127	17	163
Gains on sales of residential loans	52	130	87	352
Increase in cash surrender value of Company owned life insurance	44	44	88	90
Other	109	43	211	80

Total non-interest income	543	613	966	1,094

Non-interest expense:
Salaries and employee benefits	2,731	2,445	5,225	4,774
Occupancy and equipment	1,392	896	2,687	1,697
Data processing	454	300	812	517
Telephone	130	95	243	196
Advertising	31	50	79	106
Stationery and supplies	80	60	144	114
Professional fees	84	58	126	101
Merger reorganization expenses	—	—	1,289	—
Other	605	383	1,037	766

	5,507	4,287	11,642	8,271

Income (loss) before taxes	422	97	(1,064)	103
Income tax expense (benefit)	173	—	(406)	—

Net income (loss)	$249	$97	$(658)	$103

Basic earnings (loss) per share	$0.04	$0.02	$(0.12)	$0.02
Diluted earnings (loss) per share	$0.04	$0.02	$(0.12)	$0.02

1ST UNITED BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands) (unaudited)

	Shares of Series A Preferred Stock		Series A Preferred Stock		Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2007		—		—	4,722,317	$47	$65,109	$(13,919)	$(325)	$50,912
Comprehensive income:
Net income (loss)								103		103
Change in net unrealized gain (loss) on securities available for sale									(323)	(323)

Total comprehensive income (loss)										(220)
Exercise of stock options					775		9			9
Stock-based compensation expense							10			10
Repurchase and retirement of common stock					(3,703)		(54)			(54)

Balance at June 30, 2007	$		$		4,719,389	$47	$65,074	$(13,816)	$(648)	$50,657

Balance at January 1, 2008		—		—	4,693,765	$47	$64,720	$(10,526)	$257	$54,498

Comprehensive income:
Net loss								(658)		(658)
Change in net unrealized gain (loss) on securities available for sale									(162)	(162)

Total comprehensive income (loss)										(820)
Stock-based compensation expense							145			145
Issuance of common stock, net of offering costs of $468					1,928,610	19	27,442			27,461
Issuance of preferred stock, net of offering costs of $57		660,000		6,543						6,543

Balance, June 30, 2008		660,000		$6,543	6,622,375	$66	$92,307	$(11,184)	$95	$87,827

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net income (loss)	$(658)	$103
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	250	145
Depreciation and amortization	808	594
Net amortization of securities	115	(9)
Increase in cash surrender value of Company Owned Life Insurance	(88)	(90)
Stock-based compensation expense	145	10
Gain on sale of loans held for sale	(87)	(352)
Loans originated for sale	(7,622)	(24,339)
Proceeds from sale of loans held for sale	8,814	25,351
Net change in:
Deferred income tax	(406)	—
Deferred loan fees	(106)	(195)
Other assets	(1,671)	(343)
Accrued expenses and other liabilities	1,123	(318)

Net cash from operating activities	617	557

Cash flows from investing activities
Proceeds from sales/calls of securities	6,250	—
Proceeds from security maturities, calls and prepayments	3,408	5,400
Purchases of securities	(4,047)	(9,436)
Loan originations and payments, net	424	(23,730)
Proceeds from sale of government guaranteed loans	918	3,101
Purchase of nonmarketable equity securities	(1,604)	(905)
Cash transferred in connection with acquisition	(1,856)	—
Additions to premises and equipment, net	(318)	(705)

Net cash from investing activities	3,175	(26,275)

Cash flows from financing activities
Net change in deposits	(10,689)	5,027
Net change in federal funds purchased and repurchase agreements	(12,524)	6,489
Net change in short term Federal Home Loan Bank advances	11,910	7,500
Net change in other borrowings	(2,053)	—
Proceeds from exercised stock options	—	9
Repurchase and retirement of common stock	—	(54)
Issuance of Series A preferred stock, net of costs	6,543	—

Net cash from financing activities	(6,813)	18,971

Net change in cash and cash equivalents	(3,021)	(6,747)
Beginning cash and cash equivalents	31,901	25,713

Ending cash and cash equivalents	$28,880	$18,966

Supplemental cash flow information:
Interest paid	4,487	4,591
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$—

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

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

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. on February 29, 2008, described below. EEL is a commercial finance subsidiary, which provides commercial real estate loans to higher risk collateral dependent borrowers. During the period ended June 30, 2008, the entire loan portfolio held by EEL of approximately $5 million were transferred to 1st United. Bancorp has no plans to expand the operations of this subsidiary.

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

The financial information included herein as of and for the periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2007 balance sheet was derived from the Company’s December 31, 2007 audited financial statements.

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

The weighted average common shares outstanding for the three months ended June 30, 2008 and June 30, 2007 were 6,622,375 and 4,722,792, respectively, for computing basic earnings per share and 6,622,375 and 4,750,715, respectively, for computing diluted earnings per share. Stock options to acquire 883,423 and 290,915, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2008 and 2007 because consideration of those instruments would be antidilutive.

The weighted average common shares outstanding for the six months ended June 30, 2008 and June 30, 2007 were 5,396,989 and 4,722,619, respectively, for computing basic earnings (loss) per share and 5,396,989 and 4,750,626, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 883,423 and 290,915, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2008 and 2007 because consideration of those instruments would be antidilutive.

NOTE 2 – MERGER WITH EQUITABLE FINANCIAL GROUP, INC.

On February 29, 2008, Bancorp completed the merger and acquisition (the “Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly-owned subsidiaries Equitable Bank and EEL. EFG operated five locations within markets that Bancorp had existing locations. In addition, the business focus of Equitable evidenced by their strong deposit base (approximately 22% of deposits are non interest bearing) is consistent with the focus of Bancorp. The Companies anticipated significant customer and employee synergies due to the “in market” nature of the Merger. Due to Equitable’s strong earnings history, a premium of approximately 2.2x book value was paid for EFG. The Company issued 1,928,610 shares of common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. The shares were recorded at a value of $14.50 per share (based on a third party valuation prepared as of the year ended December 31, 2007) net of $468,000 of stock issuance costs. The following summarizes the fair value of the assets and liabilities acquired (in thousands of dollars). These fair values and the allocation of purchase price have been based on preliminary estimates. Bancorp is continuing to assess the allocation of purchase price and the estimated fair values of certain assets and liabilities acquired and may revise the allocation and estimates:

February 29, 2008

Cash	$26,298
Securities	3,556
Loans, net	154,332
Premises and equipment	375
Goodwill	32,645
Core deposit intangible	1,414
FRB, FHLB stock	1,310
Other assets	2,225

TOTAL ASSETS ACQUIRED	$225,155

Deposits	136,023
Repurchase agreements	8,453
FHLB Advances	17,215
Borrowings	4,063
Accrued expenses and other liabilities	786

TOTAL LIABILITIES ASSUMED	166,540

Net Assets Acquired	$55,615

The following summarizes the net interest and other income, and net income and earnings (loss) per share as if the Merger was effective at January 1, 2008 for the six month period ended June 30, 2008 and as of January 1, 2007 for the six month period ended June 30, 2007 (in thousands of dollars, except per share data).

	Six months ended June 30,

	2008	2007

Net interest and other income	$12,047	$11,209

Net income (loss)	$(1,015)	$687

Basic earnings (loss) per share	$(.15)	$.10

Diluted Earnings (loss) per share	$(.15)	$.10

NOTE 3 – LOANS

Loans were as follows (in thousands of dollars):

	June 30, 2008	December 31, 2007

Commercial	$92,302	$57,574
Real estate:
Residential	81,032	51,663
Commercial	180,421	114,424
Construction	79,390	56,603
Consumer and other	7,386	5,125

	440,531	285,389
Add (deduct):
Allowance for loan losses	(4,192)	(2,070)
Net deferred (fees) cost	(140)	34

	$436,199	$283,353

Activity in the allowance for loan losses was as follows (in thousands of dollars):

	Six months ended June 30,

	2008	2007

Beginning balance	$2,070	$2,149
Provision for loan losses	250	145
Provision from merger or acquisition	2,056	—
Charged-offs	(187)	(139)
Recoveries	3	17

Balance at end of period	$4,192	$2,172

As part of the acquisition of EFG, the Company acquired certain loans with an aggregate face value of $5.79 million, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a nonaccretable difference of $1.31 million was recorded for those loans at the date of acquisition. The carrying amount of those loans at June 30, 2008 was $4.4 million, net of a nonaccretable difference of $1.31 million. Included in this balance is $1.4 million in loans that are no longer accruing interest. For these acquired loans, the Company has not increased the allowance for loan losses. No nonaccretable differences were reversed for the six month period ended June 30, 2008.

NOTE 4 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill: The change in balance for goodwill during the six months ended June 30, 2008 and for the year ended December 31, 2007 were as follows (in thousands of dollars):

	2008	2007

Beginning of year	$4,553	$4,553
Effect of acquisition	32,645	—
Impairment	—	—

End of year	$37,198	$4,553

Core Deposit Intangibles: The gross carrying amount and accumulated amortization for core deposit intangibles (in thousands of dollars) were as follows as of:

	June 30, 2008		June 30, 2007

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangibles	$2,044	$(569)	$630	$(428)

NOTE 5 - STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At the period ended June 30, 2008 and December 31, 2007, 127,100 and 70,800 options, respectively, had been issued and 0 and 163,719 options, respectively, were available to be issued under the plan.

In May, 2008, the Company approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At June 30, 2008, up to 331,118 awards may be issued under the 2008 Incentive Plan. No awards have been made under the 2008 Incentive Plan.

Additionally, 694,323 and 471,408 options, respectively, to purchase the Company’s common stock were outstanding at June 30, 2008 and December 31, 2007 to executive officers under employment agreements.

Lastly, Bancorp has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At the quarter ended June 30, 2008 and December 31, 2007, 62,000 and 55,500 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to five years. Bancorp issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for these plans and agreements was $98,000 and $7,000, respectively, for the quarters ended June 30, 2008 and 2007, and $145,000 and $10,000 for the six month periods ended June 30, 2008 and June 30, 2007.

NOTE 6 – PREFERRED STOCK

On May 2, 2008, the Company sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. The Preferred Stock will pay dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. The Preferred Stock was offered and sold to accredited investors, who are current Bancorp and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933. On July 15, 2008, Bancorp declared a dividend (through June 30, 2008) on the Preferred Stock payable July 17, 2008. The amount of the dividend declared was $81,614.

NOTE 7 – PENDING ACQUISITION

On April 3, 2008, and as amended on May 13, 2008, 1st United Bank, Citrus Bank, National Association (“Citrus Bank”), and CIB Marine Bancshares, Inc. (“CIB”) entered into a Purchase and Assumption Agreement (the “Agreement”) whereby 1st United Bank will acquire the branch network, substantially all of the deposits and much of the loan portfolio of Citrus Bank, headquartered in Vero Beach, Florida. Citrus Bank is the wholly-owned subsidiary of Citrus Financial Services, Inc., which is owned by CIB.

At June 30, 2008, Citrus Bank had approximately $116 million in assets, $72 million in loans and $98 million in deposits and currently operates out of six locations. The branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United Bank will acquire approximately $49 million in loans, substantially all the deposits, each of the owned branches and assume the leases of the other locations as well as miscellaneous other assets and liabilities. As soon as practical after the acquisition, the Company will close Citrus Bank’s Boca Raton, Miami Beach and Coral Gables locations and service these customers out of existing Company branches. The total purchase price is estimated to be $3 million in cash, 136,364 shares of Bancorp common stock, and $1.5 million of contingent consideration paid equally ($750,000 per year) over the next two years subject to the retention of certain deposits acquired. As a condition to closing, Bancorp needed to raise approximately $5 million in regulatory capital. On July 7, 2008, 1st United Bank issued $5 million in unsecured Subordinated Capital Notes to meet this requirement (see Note 8). The transaction is subject to regulatory approvals, as well as other contingencies defined in the Agreement and the Company anticipates consummating the transaction in the third quarter of this year.

NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2008, 1st United Bank entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United Bank issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5 million. The Debenture bears interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate will be equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United Bank must begin payment of interest each quarter, commencing September 15, 2008, until the Debenture is repaid in full. 1st United Bank must repay principal of $125,000 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. 1st United Bank paid an origination fee of $37,500 to Lender for the Debenture.

The Debenture contains certain customary representations, warranties, covenants and events of default. Upon the occurrence of any event of default (as defined in the Note Purchase Agreement) which is continuing, interest will become due and payable upon demand. If an event of default occurs due to 1st United Bank’s bankruptcy, insolvency, receivership, conservatorship, or reorganization, then Lender shall have the right to declare the Debenture to be immediately due and payable.

Also on July 7, 2008, Bancorp entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with Lender pursuant to which Bancorp received a $5 million revolving Line of Credit (the “Note”) secured by 100% of the common stock of the Bank. The Note bears interest at the three month LIBOR index rate for U.S. Dollar deposits plus 200 basis points, adjusted daily. The Note has an interest rate floor of 4.50%.

The Note matures on July 2, 2020, at which time all outstanding interest and principal is due and payable. For the initial two years of the Note, the Bancorp may make quarterly payments of interest only. Beginning August 2, 2010, Bancorp must make payments of interest and principal, based on a ten-year amortization. At all times during the term of the Note, there must be a minimum outstanding principal balance of $500,000. In addition, if the Bancorp prepays the Note prior to maturity, Bancorp must pay Lender a prepayment penalty of $150,000.

The Note contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining a debt service coverage ratio (as calculated in the Loan and Stock Pledge Agreement) of 1.25x; (2) maintaining Bancorp’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”; (3) maintaining 1st United Bank’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; and (4) maintaining 1st United Bank’s non-performing assets at less than 1.50%. Upon the occurrence of any event of default (as defined in the Loan and Stock Pledge Agreement) which is continuing, Lender shall have the right to declare the Note to be immediately due and payable.

NOTE 9 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

          Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at June 30, 2008 using

	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$33,214	$0	$33,214	$0

          Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at June 30, 2008 using

	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$472	$0	$472	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,168,000, with a valuation allowance of $696,000, resulting in an additional provision for loan losses of $0 for the period.

NOTE 10 – EFFECT OF NEW PRONOUNCEMENTS

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

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. Management’s discussion and analysis (“MD&A”) is divided into subsections entitled “Business Overview,” “Operating Results,” “Capital Resources,” “Cash Flows and Liquidity,” “Off Balance Sheet Arrangements,” “Legislation,” and “Critical Accounting Policies.” Our financial condition and operating results principally reflect those of our wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”). The consolidated entity is referred to as the “Company,” “Bancorp,” “we,” “us,” or “our” and 1st United and EEL are collectively referred to as the “Bank.”

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

On February 29, 2008, we completed the merger and acquisition (the “Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly-owned subsidiaries Equitable Bank and EEL. We issued 1,931,072 shares of common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. The Merger increased our branches from 8 to 11 locations and increased total full-time employees from 103 at December 31, 2007 to 130 full-time and 18 part-time at June 30, 2008.

In addition, we acquired approximately $154.3 million in net loans, $31.2 million in cash and securities, $136.0 million in deposits and $29.7 million in repurchase agreements and borrowings in the Merger. We recorded approximately $32.6 million in goodwill and $1.4 million in core deposit intangibles as a result of the Merger.

Our merger with EFG is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only does the Merger expand our current operations in Broward County, but it also provides for expansion into a new and desirable market in northern Miami-Dade County. Given the similar community banking orientation and complimentary business models of Bancorp and EFG, we believe that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

As a result of the Merger with Equitable Bank, 1st United Bank had two branches in Coral Springs, located in northwest Broward County which were consolidated on May 15, 2008. In addition, 1st United Bank had two branches in downtown Ft. Lauderdale which were also consolidated. We expect that the consolidation of these branches will cause little, if any, loss of customer convenience. We currently have a network of eleven branches consisting of four branches in Palm Beach County, six branches in Broward County, and one branch in northern Miami-Dade County, Florida.

On April 3, 2008, we announced that we executed a Purchase and Assumption Agreement whereby 1st United Bank will acquire the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A., headquartered in Vero Beach, Florida. 1st United Bank anticipates assuming approximately $93 million in deposits and $49 million in loans. The branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United Bank will close the Boca Raton, North Miami Beach and Coral Gables branches. We will have a network of 14 branches, including our existing four branches in Palm Beach, six branches in Broward County and one branch in northern Miami-Dade County. Closing of the transaction is expected in the third quarter of 2008. As a part of the Federal Reserve Bank approval of the acquisition, Bancorp committed not to enter into any additional acquisition agreements unless it is funded with common stock or Bancorp has been profitable for four consecutive quarters.

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

Financial Overview

•	Net income for the quarter ended June 30, 2008 was $249,000 compared to $97,000 in the corresponding quarter in 2007.

•	Net interest margin declined to 4.39% for the six months ended June 30, 2008, compared to 4.77% for the six months ended June 30, 2007.

•	Nonperforming loans at June 30, 2008 represented .48% of total loans compared to .07% at December 31, 2007.

•

The changes in operating results for the period ended June 30, 2008 when compared to the period ended June 30, 2007, and for the balance sheet at June 30, 2008 when compared to December 31, 2007, were substantially a result of the Merger.

OPERATING RESULTS

For the quarter ended June 30, 2008, we reported net income of $249,000 compared to net income of $97,000 for the second quarter of 2007.

For the six-month period ended June 30, 2008, we reported a net loss of $658,000 compared to net income of $103,000 for the six-month period ended June 30, 2007. We have summarized the material variances between periods below.

Analysis of Quarters ended June 30, 2008 and 2007

Net Interest Income – Quarter Ended June 30, 2008 and 2007

Our recent quarter’s net interest income was positively impacted by loan growth, mainly $154.3 million of loans acquired in the Merger which was effective February 29, 2008. Earnings for the current quarter were negatively impacted by the full impact of decreases in the overnight funds rate and the Bank’s prime lending rate which occurred throughout the last quarter of 2007 and first quarter of 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) have interest rates that fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 5.00% at June 30, 2008. This decrease has had a negative impact on our interest income and margin.

Net interest income was $5.5 million for the three months ended June 30, 2008, as compared to $3.9 million for the three months ended June 30, 2007, an increase of $1,630,000 or 42.3%. The increase resulted primarily from an increase in average earning assets for the quarter of $184 million or 57.7% primarily due to the Merger which was partially offset by the overall decrease in rates noted above.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes – Quarter Ended June 30, 2008 and 2007

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $70,000, or 11.4%, when comparing the second quarter of 2008 to the same period last year. The decrease is principally due to a lower gain on sale of loans which was partially offset by an increase in service charges and fees on deposit accounts.

We have experienced an overall slow down in the origination of residential loans for sale since the latter part of 2007 resulting in a decrease in net gain on sales of residential loans from $130,000 in the three month period ended June 30, 2007 to $52,000 for the three month period ended June 30, 2008. The slow down was primarily a result of the overall slow down in home sales in South Florida. We have reduced the number of our employees who originate residential loans from seven in 2007 to two employees as of June 30, 2008. In addition, gains and fees on sales of government guaranteed loans decreased from $127,000 in the quarter ended June 30, 2007 compared to $17,000 in the quarter ended June 30, 2008. This decrease of $110,000 was a result of significant slowdown in Small Business Administration loans being originated by the Company.

Service charges increased from the three month period ending June 30, 2007 by approximately $52,000 to $321,000 for the three month period ending June 30, 2008 as a result an increase in average deposits during 2008 of $152 million primarily due to the Merger as well as an increase in overall service charges assessed and collected. Other income increased by $66,000 to $109,000 in the quarter ended June 30, 2008, primarily as a result of the increase in loan related fees due to the increase in the loan portfolio when compared to the prior years.

Our noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $1,220,000, or 28.4%, from $4,287,000 for the second quarter of 2007 to $5,507,000 for the current quarter of 2008.

The individual increases were primarily a result of the Merger whereby a full quarter of combined expenses were included in the quarter ended June 30, 2008. Salaries and employee benefits increased $286,000 of 11.7% from the quarter ending June 30, 2007, compared to the quarter ending June 30, 2008. Total full-time employees at June 30, 2007 were 119 compared to 130 full-time and 18 part-time at June 30, 2008. Although we initially added fifty employees from the Merger, this increase was partially offset by a planned reduction of sixteen employees. Occupancy and equipment expenses increased $496,000 or 55% from the quarter ending June 30, 2007, compared to the quarter ended June 30, 2008. The increase was a result of adding five new locations due to the Merger, as well as expenses related to two new branches opened by us since June 30, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch and the occupancy costs related to the operations center.

During the quarter ended June 30, 2008, we converted the Equitable data processing system into 1st United’s system. Approximately $100,000 in personnel and data processing relating costs were incurred during the quarter ended June 30, 2008 related to operating the two different systems for part of the quarter.

We recorded a $100,000 loan loss provision for the three months ended June 30, 2008, compared to $85,000 for the three months ended June 30, 2007.

We recorded a $173,000 tax expense (based on an effective tax rate of approximately 41%) for the three months ended June 30, 2008. We did not record an income tax expense or benefit for the three months ended June 30, 2007.

Analysis for Six Month Periods ended June 30, 2008 and 2007

Net Interest Income – Six Month Periods ended June 30, 2008 and 2007

Net interest income, which constitutes our principal source of income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. Our principal interest-earning assets are federal funds sold, investment securities and loans. Our interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits, money market accounts, repurchase agreements and borrowings from the Federal Home Loan Bank. We invest the funds attracted by these interest-bearing liabilities in interest-earning assets. Accordingly, our net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table reflects the components of net interest income, setting forth for the six month periods ended June 30, 2008 and 2007, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Changes in interest earnings for the six-month period ended June 30, 2008 and 2007 (dollars in thousands):

	June 30, 2008			June 30, 2007

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	400,715	13,605	6.83%	269,715	11,072	8.28%
Investment securities	35,151	846	4.84%	35,573	792	4.49%

Federal funds sold and securities purchased under resale agreements and other	15,863	284	3.60%	8,464	230	5.48%

Total interest earning assets	451,729	14,735	6.56%	313,752	12,094	7.77%

Non interest earning assets	54,038			31,063
Allowance for loan losses	(3,648)			(2,198)

Total assets	$502,119			$342,617

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$45,049	$287	1.28%	$33,853	$303	1.80%
Money market accounts	84,148	972	2.32%	57,191	1,045	3.68%
Savings accounts	6,604	25	0.76%	3,189	5	0.32%
Certificates of deposit	136,736	2,740	4.03%	80,547	2,102	5.26%
Customer Repurchase Agreements	20,313	130	1.29%	22,595	499	4.45%
Other borrowings	46,023	719	3.14%	26,293	715	5.48%

Total interest bearing liabilities	338,873	4,873	2.89%	223,668	4,669	4.21%

Non interest bearing liabilities
Demand deposit accounts	85,320			66,291
Other liabilities	5,281			1,767

Total non interest bearing liabilities	90,601			68,058

Shareholders’ equity	72,646			50,891

Total liabilities and shareholders’ equity	$502,119			$342,617

Net interest spread		$9,862	3.67%		$7,425	3.56%

Net interest on average earning assets - Margin			4.39%			4.77%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	June 30, 2008 and 2007

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	2,533	4,692	(2,159)
Investment securities	54	(9)	63
Interest earning assets

Federal funds sold and securities purchased under resale agreements and other	54	152	(98)

Total interest earning assets	$2,641	$4,835	$(2,194)

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$(16)	$85	$(101)
Money market accounts	(73)	391	(464)
Savings accounts	20	9	11
Certificates of deposit	638	1,211	(573)
Customer Repos	(369)	(46)	(323)
Other borrowings	4	391	(387)

Total interest bearing liabilities	$204	$2,041	$(1,837)

Net interest spread	$2,437	$2,794	$(357)

Our year-to-date net interest income was positively impacted by the increase in loans primarily from the $154.3 million of loans we acquired in the Merger. As the Merger was effective February 29, 2008, the merged assets only affected net income for four months. Total loans grew by $164.3 million, or 60.4%, from $271.9 million at June 30, 2007 to $436.2 million at June 30, 2008. At June 30, 2008 net loans represented 77.9% of total assets and 103.6% of total deposits and customer repurchase agreements versus 78.3% of total assets and 100.5% of total deposits and customer repurchase agreements at June 30, 2007. Earnings for the six months ended June 30, 2008, were negatively impacted by the full impact of decreases in the overnight funds rate and the Bank’s prime lending rate which occurred throughout the last quarter of 2007 and first quarter of 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 5.00% at June 30, 2008. This decrease has had a negative impact on our interest income and margin.

Net interest income was $9.9 million for the six months ended June 30, 2008, as compared to $7.4 million for the six months ended June 30, 2007, an increase of $2.4 million or 32.8%. The increase resulted primarily from an increase in average earning assets of $138 million or 44% primarily due to the Merger. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 38 basis points from 4.77% during the six months ended June 30, 2007 to 4.39% during the six months ended June 30, 2008. The decrease was mainly the result of aggressive reductions by the Federal Reserve of the discount rate and over night federal funds rate and higher volume of borrowings, resulting from a slowdown in deposit growth during 2007. At the same time, we have conservatively remained competitive with interest rates offered to our customers. Further deceases by the Federal Reserve in the overnight borrowing rate may negatively impact our net interest income.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes – Six Month Period Ended June 30, 2008 and June 30, 2007

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $128,000, or 11.7%, when comparing the first six months of 2008 to the same period last year. The decrease is principally due to a lower gain on sale of loans which was partially offset by an increase in service charges and fees on deposit accounts.

We have experienced an overall slow down in the origination of residential loans for sale during 2008 resulting in a decrease in net gain on sales of residential loans from $352,000 in the six month period ended June 30, 2007 to $87,000 for the six month period ended June 30, 2008. The slow down has been primarily a result of the overall slow down in home sales in South Florida. We have reduced the staff originating residential loans from seven in 2007 to two employees as of June 30, 2008. In addition, gains and fees on sales of government guaranteed loans decreased from $163,000 in the period ended June 30, 2007 to $17,000 in the period ended June 30, 2008. This decrease of $146,000 was a result of significant slowdown in Small Business Administration loans being made by us.

Service charges increased from the six-month period ending June 30, 2007 by approximately $154,000 to $563,000 for the six-month period ending June 30, 2008 as a result of an increase in average deposits during 2008 of $91.5 million primarily due to the Merger as well as an increase in overall service charges assessed and collected. Other income increased by $131,000 to $211,000 for the six months ended June 30, 2008, primarily as a result of an increase in loan related fees due to the increase in the loan portfolio when compared to the prior year.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $3,371,000, or 40.7%, from $8,271,000 for the first two quarters of 2007 to $11,642,000 for 2008. Merger reorganization expenses accounted for approximately $1,289,000 of the increase. These expenses included the estimated current period costs related to the closing of three offices, bonuses related to the Merger and miscellaneous other costs. We do not anticipate any significant additional Merger reorganization expenses in future periods.

The remaining other expenses included in noninterest expense increased approximately $2,082,000 from the six month periods ending June 30, 2007 compared to June 30, 2008. The individual increases were primarily a result of the Merger whereby four months of combined expenses were included in the period ending June 30, 2008. Salaries and employee benefits increased $451,000 or 9.4% from the period ending June 30, 2007 to June 30, 2008. Total full-time employees at June 30, 2007 were 119 compared to 130 full-time and 18 part-time at June 30, 2008. Fifty employees added from the Merger were offset by a planned reduction in staff of sixteen employees. Occupancy and equipment expense increased $990,000 or 58.3% from the period ending June 30, 2007 to June 30, 2008. The increase was a result of adding five new locations due to the Merger, as well as expenses related to two new branches opened by us since June 30, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch and the occupancy costs related to the operations center. Other operating expenses for the period ended June 30, 2008 were $641,000 higher or 35.6%, mainly due to the effect of the Merger.

During the six month period ended June 30, 2008, we converted the Equitable data processing system into 1st United’s. Approximately $200,000 in personnel and data processing relating costs were incurred during the six month period ended June 30, 2008 related to operating the two different systems for part of the period.

We recorded a $250,000 loan loss provision for the six months ended June 30, 2008, compared to $145,000 for the six months ended June 30, 2007.

We recorded a $406,000 tax benefit (based on an effective tax rate of approximately 38%) for the six months ended June 30, 2008. We did not record an income tax expense or benefit for the six months ended June 30, 2007.

Asset Quality

We have identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value.

Loans identified as impaired:

	June 30, 2008	December 31, 2007

	(dollars in thousands)

Loans with allocated allowance for loan losses	$1,168	$1,101

Amount of the allowance for loan losses allocated	$696	$478

	June 30, 2008	December 31, 2007

	(dollars in thousands)
Nonaccruing loans	$2,130	$192
Loans past due 90 days or more as to principal or interest payments and still accruing	—	87
Foreclosed real estate	—	—

Total nonperforming assets	2,130	279
Troubled debt restructurings	—	—

Total risk elements	$2,130	$279

Nonaccruing loans as a percentage of total loans	0.48%	0.07%

Non performing assets as a percentage of total loans and foreclosed real estate	0.48%	0.07%

Nonperforming loans and impaired loans are defined differently. Consequently, some loans may be included in both categories, while other loans may only be included in one category.

          Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. Bancorp, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2008 and December 31, 2007, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 77% and 78%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. Bancorp develops and maintains profitable business relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. Builder banking provides loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, Bancorp has established a self imposed limit of up to 20.0% of the loan portfolio in speculative one to four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At June 30, 2008, Bancorp had exposure of 12.03% and 12.93%, respectively, of total loans related to the program, compared to 9.95% and 12.16%, respectively, at December 31, 2007.

Allowance for Loan Losses

At June 30, 2008, the allowance for loan losses was $4.19 million or ..95% of total loans. At December 31, 2007, the allowance for loan losses was $2.2 million or .73% of total loans. The increase was primarily a result of the allowance for loan losses acquired in the Merger. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. We make an ongoing evaluation as to the adequacy of our allowance for loan losses.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and credit and risk management and the loan review function validates the officers’ grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify a sample of loans (including all impaired and nonperforming loans) as to potential loss exposure.

Based on an estimate computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the allowance for loan losses consists of three (3) components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of borrower and/or guarantors have deteriorated, or there are chronic delinquencies. It is our policy to analyze substandard loans in accordance with FAS Statement No. 114, and provide a specific credit allocation. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. At June 30, 2008, we identified approximately $9.5 million (or 2% of total loans) in loans we have internally classified as substandard or lower. This compares to $1.1 million at December 31, 2007. Approximately $7.5M of this increase was a result of the Merger. All impaired or non-accrual loans acquired in the Merger, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification. At June 30, 2008 and December 31, 2007, the specific credit allocation for loans impaired was $696,000 and $478,000, respectively.

We determine the general portfolio allocation component of the allowance for loan losses statistically using a loss analysis that examines historical loan loss experience. We perform the loss analysis quarterly and update loss factors regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

We base the allowance for loan losses on estimates and ultimate realized losses will vary from current estimates. We review these estimates quarterly, and as adjustments, either positive or negative, become necessary, we make a corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty repaying loans and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in loan loss provisions.

Investment Securities

We manage our consolidated securities portfolio, which represented 8.6% of our average earning asset base for the six months ended June 30, 2008, as compared to 13.0% at year ended December 31, 2007, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

Deposits

Total deposits and customer repurchase agreements increased by $121.2 million from December 31, 2007 to $420.9 million at June 30, 2008, mainly due to the deposits and customer repurchase agreements acquired in the Merger. At June 30, 2008, non-interest bearing deposits represented approximately 24.3% of deposits compared to 22% at December 31, 2007.

CAPITAL RESOURCES

We are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. Prior to making acquisitions, we believe that the Federal Reserve currently requires bank and bank holding companies headquartered in Florida to be “well capitalized” both before and after acquisition. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. We are “well capitalized” as defined by federal banking regulatory agencies as of June 30, 2008. We anticipated needing to raise up to $5 million more in common or preferred equity or subordinated debt prior to consummating the acquisition of substantially all of the deposits and certain assets of Citrus Bank (see Note 7 in Item 1 - Financial Statements). On July 7, 2008, 1st United Bank issued $5.0 million in unsecured subordinated capital notes to meet this requirement. Subsequent to the pending acquisition, Bancorp and 1st United anticipate to continue to be “well capitalized” in accordance with all regulatory requirements.

1st United Bank

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
As of June 30, 2008	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$46,081	10.39%	$35,483	8.00%	$44,354	10.00%
Tier I capital to risk-weighted assets	41,889	9.44	17,742	4.00	26,612	6.00
Tier I capital to total average assets	41,889	7.96	21,065	4.00	26,327	5.00

As of December 31, 2007	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$36,564	11.59%	$25,237	8.00%	$31,546	10.00%
Tier I capital to risk-weighted assets	34,494	10.93	12,618	4.00	18,928	6.00
Tier I capital to total average assets	34,494	9.69	14,235	4.00	17,794	5.00

At June 30, 2008, Bancorp’s total capital to risk-weighted assets, Tier 1 Capital to risk-weighted assets and Tier 1 Capital to total average assets was 11.20%, 10.25% and 8.64%, respectively.

CASH FLOWS AND LIQUIDITY

Our primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. We use cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate and longer-term investment securities.

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

We monitor and manage our liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls and anticipated depository buildups or runoffs.

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

Our securities portfolio, federal funds sold and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank.

At June 30, 2008, we had short-term borrowings from the FHLB of $49.1 million. At June 30, 2008, we had commitments to originate loans totaling $82.8 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2008 totaled $139 million and maturing loans totaled approximately $128.2 million.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent twenty-four months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2008, we had short-term lines of credit available from correspondent banks totaling $28 million, and an additional borrowing capacity from the FHLB (20% of assets) of $63.6 million, of which $17.9 was available based on current collateral pledged, for a total credit available of $45.9 million.

In addition, on July 7, 2008, we entered into a Line of Credit with a correspondent bank where it can borrow up to $5.0 million based on certain restrictions and covenants. (See Note 8 – Item 1). In accordance with the Line of Credit, Bancorp is required to draw and have outstanding at any given time $500,000. Additional draws on the Line of Credit or any additional debt at the holding company cannot be made without the permission of the Federal Reserve Bank.

On July 7, 2008, 1st United Bank entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United Bank issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5 million. 1st United Bank must begin payment of interest each quarter, commencing September 15, 2008, until the Debenture is repaid in full. 1st United Bank must repay principal of $125,000 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. (See Note 8 – Item 1).

1st United Bank anticipates consummating the Citrus Bank acquisition in the third quarter of the year. 1st United Bank will pay $3 million in cash for approximately $98 million in deposits, $49 million in loans and the branch network. 1st United Bank will receive the difference between the assets acquired and liabilities assumed which is estimated to be approximately $40 million in the form of cash. 1st United Bank initially anticipates reducing its FHLB short-term borrowings with this cash.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2008, we had $82.8 million in commitments to originate loans and $3.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

Commercial checking deposits currently account for approximately 24% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Either could have a material adverse impact on the Bank’s future results of operations.

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

The Bank invests in interest-earning assets which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The principal objective of the Bank’s asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will adjust because of projected changes in market interest rates; (2) future cash flows; (3) discount rates; and (4) decay or runoff rates for nonmaturity deposits such as checking, savings and money market accounts.

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

The following table reflects the Bank’s gap analysis as of June 30, 2008:

1st UNITED BANK
INTEREST RATE SENSITIVITY ANALYSIS
6/30/2008
(dollars in thousands)

	Up to 3 months	> 3 months < 1 year	> 1 year < 3 years	> 3 years < 5 years	> 5 years	Total

Interest-bearing deposits	$213	$75				$288

Federal funds sold	16,654					16,654

Available for sale securities	3,546	1,059	2,839	2,013	23,757	33,214

FHLB stock	3,192					3,192
FRB stock	2,392					2,392
Loans	248,993	51,810	50,433	40,688	48,607	440,531

Total earning assets	$274,990	52,944	53,272	42,701	72,364	496,271

NOW accounts	25,204					25,204

IOTA accounts	18,772		—			18,772

Money market accounts	95,457		—			95,457

Regular savings accounts	9,098					9,098

Certificates of deposit	53,374	85,866	12,654	3,718	—	155,612

Repurchase agreements	23,438					23,438

Federal funds purchased & FHLB Advances	49,125					49,125

Total interest-bearing liabilities	274,468	85,866	12,654	3,718	—	376,706

Maturity/interest sensitivity gap	$522	$(32,922)	$40,618	$38,983	$72,364	$119,565

Cumulative maturity/interest sensitivity gap	$522	$(32,400)	$8,218	$47,201	$119,565

Cumulative gap ratio (current month % of total earnings assets)	1.00	0.91	1.02	1.13	1.32

The one year cumulative gap ratio of 0.91 is within our policy limit. The Bank is asset sensitive and should profit with interest rate increases but will likely be negatively impacted if interest rates continue to decrease.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

The Annual Meeting of Shareholders of 1st United Bancorp, Inc. was held on May 27, 2008. Proxies for the meeting were solicited by management, and there was no solicitation in opposition to management’s solicitations. The following summarizes all matters voted upon at this meeting.

1.          The following directors were elected for terms expiring at the 2009 annual meeting. The number of votes cast were as follows:

Directors	FOR	WITHHELD

Paula Berliner	5,038,931	11,761
Jeffery L. Carrier	5,036,469	14,223
Ronald A. David	5,036,469	14,223
James Evans	5,038,931	11,761
Arthur S. Loring	5,038,931	11,761
Thomas E. Lynch	5,036,469	14,223
John Marino	5,038,931	11,761
Carlos Morrison	5,038,931	11,761
Warren S. Orlando	5,038,931	11,761
Rudy E. Schupp	5,038,931	11,761
H. William Spute, Jr.	5,034,855	15,837
Joseph W. Veccia, Jr.	5,038,931	11,761

2.          The shareholders approved an Amendment of the Company’s Articles of Incorporation to prohibit shareholder action by written consent.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,623,985	331,849	94,858	—

3.          The shareholders approved an Amendment of the Company’s Articles of Incorporation to provide that vacancies on the Company’s Board of Directors may only be filled by the remaining directors.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,668,279	339,392	43,021	—

4.          The shareholders approved an Amendment of the Company’s Articles of Incorporation to increase to 50% the percentage of shares required to call a special meeting of shareholders.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,555,510	423,360	71,821	—

5.          The shareholders approved an Amendment of the Company’s Articles of Incorporation to limit the removal of directors only for cause and upon the affirmative vote of at least 66 2/3% of the outstanding shares.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,553,365	438,988	58,328	—

6.          The shareholders approved an Amendment of the Company’s Articles of Incorporation to require a supermajority vote of the outstanding shares to amend, alter or repeal, or to adopt any provision inconsistent with, certain provision in our Articles of Incorporation.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,563,254	431,617	55,821	—

7.          The shareholders approved an approval of the 2008 Incentive Plan.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,539,051	404,428	68,289	38,924

8.          The shareholders ratified the selection of Crowe, Chizek and Company LLC as the Company’s independent registered public accounting firm for the current year.

FOR	AGAINST	ABSTAIN	NON-VOTE

4,964,067	70,308	16,317	—

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

3.1	Amended and Restated Articles of Incorporation of the Registrant

3.2

Certificate of Designation for Series A Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on April 25, 2008 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/14/08) (No. 000-1415277)

4.1	See Exhibits 3.1 for provisions of the Articles of Incorporation of the Registrant defining rights of the holders of common stock of the Registrant

4.2

Subordinated Capital Note, effective July 7, 2008, by 1st United Bank in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.1	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 000-1415277)

10.2

Subordinated Capital Note Purchase Agreement between 1st United Bank and Silverton Bank, N.A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.3

Loan and Stock Pledge Agreement between 1st United Bancorp, Inc. and Silverton Bank, N. A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.4

Promissory Note with Revolving Feature, effective July 7, 2008, by 1st United Bancorp, Inc. in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

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

1ST UNITED BANCORP, INC.
(Registrant)

Date: July 22, 2008	By /s/ JOHN MARINO

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant

3.2

Certificate of Designation for Series A Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on April 25, 2008 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/14/08) (No. 000-1415277)

4.1	See Exhibits 3.1 for provisions of the Articles of Incorporation of the Registrant defining rights of the holders of common stock of the Registrant

4.2

Subordinated Capital Note, effective July 7, 2008, by 1st United Bank in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.1	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 000-1415277)

10.2

Subordinated Capital Note Purchase Agreement between 1st United Bank and Silverton Bank, N.A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.3

Loan and Stock Pledge Agreement between 1st United Bancorp, Inc. and Silverton Bank, N. A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.4

Promissory Note with Revolving Feature, effective July 7, 2008, by 1st United Bancorp, Inc. in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

31.1	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350