Form 10-Q
period 2008-09-30
1st United Bancorp, Inc.
filed 2008-10-28
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2008

Common stock, $.01 par value	8,558,739

1ST UNITED BANCORP, INC.
September 30, 2008
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as:

■	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

■	the costs of integrating our operations with the operations of other companies and banks that we have acquired, and those we may acquire in the future, may be greater than we expect;

■	the loss of key personnel;

■	potential customer loss, deposit attrition, and business disruption as a result of companies and banks that we have acquired, and those we may acquire in the future;

■	the failure to achieve expected gains, revenue growth, and/or expense savings from companies and banks that we have acquired, and those we may acquire in the future;

■	our need and our ability to incur additional debt or equity financing;

■	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

■	the accuracy of our financial statement estimates and assumptions;

■	the effects of harsh weather conditions, including hurricanes;

■	inflation, interest rate, market and monetary fluctuations;

■	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

■	the frequency and magnitude of foreclosure of our loans;

■	effect of changes in the stock market and other capital markets;

■	legislative or regulatory changes;

■	our ability to comply with the extensive laws and regulations to which we are subject;

■	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

■	changes in the securities and real estate markets;

■	increased competition and its effect on pricing;

■	technological changes;

■	changes in monetary and fiscal policies of the U.S. Government;

■	the effects of security breaches and computer viruses that may affect our computer systems;

■	changes in consumer spending and saving habits;

■	growth and profitability of our noninterest income;

■	changes in accounting principles, policies, practices or guidelines;

■	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our Bylaws; and

■	our ability to manage the risks involved in the foregoing.

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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (unaudited)

	September 30, 2008	December 31, 2007

	(unaudited)

ASSETS
Cash and due from banks	$15,866	$17,395
Federal funds sold	4,757	14,506

Total cash and cash equivalents	20,623	31,901
Time deposits in other financial institutions	75	75
Securities available for sale	40,238	35,546
Loans held for sale	126	1,105
Loans, net of allowance of $4,898 and $2,070 at September 30, 2008 and December 31, 2007, respectively	486,690	283,353
Nonmarketable equity securities	4,516	2,670
Premises and equipment, net	10,535	5,633
Company owned life insurance	4,417	4,284
Goodwill	40,255	4,553
Core deposit intangibles	2,194	157
Accrued interest receivable and other assets	12,258	6,557

Total assets	$621,927	$375,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$107,562	$59,539
Interest bearing deposits	362,198	212,696

Total deposits	469,760	272,235
Federal funds purchased and repurchase agreements	19,757	27,509
Federal Home Loan Bank advances	23,057	20,000
Other borrowings	5,463	—
Accrued interest payable and other liabilities	4,385	1,592

Total liabilities	522,422	321,336
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 532,385 shares of Series A issued and outstanding	5,266	—
Common stock $.01 par value; 15,000,000 shares authorized; 8,558,739 and 4,693,765 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	86	47
Additional paid in capital	104,775	64,720
Accumulated deficit	(10,968)	(10,526)
Accumulated other comprehensive income	346	257

Total shareholders’ equity	99,505	54,498

Total liabilities and shareholders’ equity	$621,927	$375,834

* The accompanying notes are an integral part of these Consolidated Financial Statements

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Interest income:
Loans, including fees	$7,461	$5,769	$21,066	$16,842
Securities	468	431	1,314	1,224
Federal funds sold and other	85	137	369	366

Total interest income	8,014	6,337	22,749	18,432
Interest expense:
Deposits	2,074	1,780	6,098	5,235
Federal funds purchased and repurchase agreements	60	157	190	657
Federal Home Loan Bank advances	187	427	808	1,142
Other borrowings	63	—	161	—

Total interest expense	2,384	2,364	7,257	7,034

Net interest income	5,630	3,973	15,492	11,398
Provision for loan losses	225	—	475	145

Net interest income after provision for loan losses	5,405	3,973	15,017	11,253

Non-interest income:
Service charges and fees on deposit accounts	324	188	887	511
Gain on sale of securities	26	—	26	—
Gains and fees on sales of government guaranteed loans	—	57	17	220
Gains on sales of residential loans	11	82	98	435
Increase in cash surrender value of Company owned life insurance	44	43	132	132
Other	40	76	251	242

Total non-interest income	445	446	1,411	1,540

Non-interest expense:
Salaries and employee benefits	2,630	2,432	7,855	7,205
Occupancy and equipment	1,438	1,029	4,125	2,733
Data processing	437	255	1,249	651
Telephone	130	100	373	373
Advertising	34	42	113	148
Stationery and supplies	69	69	213	183
Professional fees	39	45	165	185
Merger reorganization expenses	—	—	1,289	—
Other	587	476	1,624	1,258

	5,364	4,448	17,006	12,736

Income (loss) before taxes	486	(29)	(578)	57
Income tax expense (benefit)	189	—	(217)	—

Net income (loss)	$297	$(29)	$(361)	$57

Basic earnings (loss) per share	$0.03	$(0.01)	$(0.07)	$0.01
Diluted earnings (loss) per share	$0.03	$(0.01)	$(0.07)	$0.01

* The accompanying notes are an integral part of these Consolidated Financial Statements

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2007	—	—	4,722,317	$47	$65,109	$(13,919)	$(325)	$50,912
Comprehensive income:
Net income (loss)						57		57
Change in net unrealized gain (loss) on securities available for sale							292	292

Total comprehensive income								349
Exercise of stock options			776		9			9
Stock-based compensation expense					21			21
Repurchase and retirement of common stock			(32,703)		(474)			(474)

Balance at September 30, 2007			4,690,390	$47	$64,665	$(13,862)	$(33)	$50,817

Balance at January 1, 2008	—	—	4,693,765	$47	$64,720	$(10,526)	$257	$54,498

Comprehensive income:
Net loss						(361)		(361)
Dividends declared and paid on preferred stock						(81)		(81)
Change in net unrealized gain (loss) on securities available for sale							89	89

Total comprehensive income (loss)								(272)
Stock-based compensation expense					233			233
Issuance of common stock EFG Merger net of offering costs of $468			1,928,610	19	27,478			27,497
Issuance of preferred stock, net of offering costs of $57	660,000	6,542						6,542
Issuance of common stock, Citrus Acquisition, net of costs of $37			136,364	2	916			918
Issuance of common stock, Rights offering, net of costs of $253			1,603,675	16	10,154			10,170
Conversion of preferred stock to common stock	(127,615)	(1,276)	196,325	2	1,274

Balance, September 30, 2008	532,385	$5,266	8,558,739	$86	$104,775	$(10,968)	$346	$99,505

* The accompanying notes are an integral part of these Consolidated Financial Statements

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net income (loss)	$(361)	$57
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	475	145
Depreciation and amortization	1,252	1,075
Net amortization of securities	(28)	48
Increase in cash surrender value of Company Owned Life Insurance	(133)	(13)
Stock-based compensation expense	233	21
Net gain on sale of securities	(26)	—
Gain on sale of loans held for sale	(98)	(435)
Loans originated for sale	(8,613)	(27,799)
Proceeds from sale of loans held for sale	9,690	29,353
Net change in:
Deferred income tax	(217)	—
Deferred loan fees	(97)	(10)
Other assets	(2,414)	(386)
Accrued expenses and other liabilities	601	567

Net cash from operating activities	264	2,502

Cash flows from investing activities
Proceeds from sales/calls of securities	12,294	—
Proceeds from security maturities, and prepayments	7,171	5,773
Purchases of securities	(20,458)	(11,436)
Loan originations and payments, net	(13,448)	(23,356)
Proceeds from sale of government guaranteed loans	918	4,451
Purchase of nonmarketable equity securities	(536)	(680)
Net cash received in connection with acquisitions	41,696	—
Additions to premises and equipment, net	(957)	(1,818)

Net cash from investing activities	26,680	(27,066)

Cash flows from financing activities
Net change in deposits	(25,971)	2,896
Net change in federal funds purchased and repurchase agreements	(16,205)	3,067
Net change in short term Federal Home Loan Bank advances	(14,158)	12,500
Net change in other borrowings	1,400
Proceeds from exercised stock options	—	9
Repurchase and retirement of common stock	—	(474)
Issuance of Series A preferred stock, net of costs	6,542	—
Issuance of common stock, net of costs	10,170	—

Net cash from financing activities	(38,222)	17,998

Net change in cash and cash equivalents	(11,278)	(6,566)
Beginning cash and cash equivalents	31,901	25,713

Ending cash and cash equivalents	$20,623	$19,147

Supplemental cash flow information:
Interest paid	6,874	7,100
Income taxes paid	—	20

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$—
Series A Preferred Stock converted to common stock	$1,276	$—

* The accompanying notes are an integral part of these Consolidated Financial Statements

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, six offices in Broward County and one each in the cities of North Miami Beach, Vero Beach, Sebastian and Barefoot Bay, Florida (excluding the three offices to be closed effective October 31, 2008 – see Note 2). Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. on February 29, 2008, described below. EEL is a commercial finance subsidiary, which provides commercial real estate loans to higher risk collateral dependent borrowers. During the period ended September 30, 2008, the entire loan portfolio held by EEL of approximately $5 million was transferred to 1st United. Bancorp has no plans to expand the operations of this subsidiary at this time.

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

The financial information included herein as of and for the periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2007 balance sheet was derived from the Company’s December 31, 2007 audited financial statements, and certain amounts have been reclassified to conform to the current year’s presentation.

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

The weighted average common shares outstanding for the three months ended September 30, 2008 and September 30, 2007 were 6,915,853 and 4,696,651, respectively, for computing basic earnings per share and 6,915,853 and 4,696,651, respectively, for computing diluted earnings per share. Stock options to acquire 1,055,723 and 594,208, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2008 and 2007 because consideration of those instruments would be antidilutive.

The weighted average common shares outstanding for the nine months ended September 30, 2008 and September 30, 2007 were 6,300,013 and 4,713,825, respectively, for computing basic earnings (loss) per share and 6,300,013 and 4,763,529, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 1,055,723 and 10,950, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2008 and 2007 because consideration of those instruments would be antidilutive.

NOTE 2 – MERGER AND ACQUISITION

On February 29, 2008, Bancorp completed the merger and acquisition (the “EFG Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly-owned subsidiaries Equitable Bank and EEL. EFG operated five locations within markets that Bancorp had existing locations. In addition, the business focus of Equitable evidenced by their strong deposit base (approximately 22% of deposits are non interest bearing) is consistent with the focus of Bancorp. The Companies anticipated significant customer and employee synergies due to the “in market” nature of the EFG Merger. Due to Equitable’s strong earnings history, a premium of approximately 2.2x book value was paid for EFG. The Company issued 1,928,610 shares of common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. The shares were recorded at a value of $14.50 per share (based on a third party valuation prepared as of the year ended December 31, 2007) net of $468,000 of stock issuance costs. The following summarizes the fair value of the assets and liabilities acquired (in thousands of dollars). These fair values and the allocation of purchase price have been based on preliminary estimates. Bancorp is continuing to assess the allocation of purchase price and the estimated fair values of certain assets and liabilities acquired and may revise the allocation and estimates:

February 29, 2008

Cash	$26,298
Securities	3,556
Loans, net	153,157
Premises and equipment	627
Goodwill	33,335
Core deposit intangible	1,414
FRB, FHLB stock	1,310
Other assets	2,660

TOTAL ASSETS ACQUIRED	$222,357

Deposits	136,023
Repurchase agreements	8,453
FHLB Advances	17,215
Borrowings	4,063
Accrued expenses and other liabilities	988

TOTAL LIABILITIES ASSUMED	166,742

Net Assets Acquired	$55,615

On August 15, 2008, the Company completed the acquisition (the “Citrus Acquisition”) of certain assets and liabilities of Citrus Bank, N.A. (“Citrus Bank”).

The branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United Bank acquired approximately $38 million in loans, $87 million in deposits, each of the owned branches and assumed the leases of the other locations as well as miscellaneous other assets and liabilities. On October 31, 2008, the Company will close Citrus Bank’s Boca Raton, Miami Beach and Coral Gables locations and service these customers out of existing Company branches. The total purchase price was $3 million in cash, 136,364 shares of Bancorp common stock, and $1.5 million of contingent consideration paid equally ($750,000 per year) over the next two years subject to the retention of certain deposits acquired. The 136,364 shares of Bancorp common stock were recorded at $7.00 per share (based on the average trading value of Bancorp common stock for the 30 days preceding the closing) net of $37,000 of stock issuance costs. The following summarizes the fair value of the assets and liabilities acquired (in thousands of dollars). These fair values and the allocation of purchase price have been based on preliminary estimates. Bancorp is continuing to assess the allocation of the purchase price and the estimated fair values of certain assets and liabilities acquired and may revise the allocation and estimates.

August 15, 2008

Cash	$46,174
Loans, net	38,028
Premises and equipment	4,533
Goodwill	2,367
Core deposit intangible	788
Other assets	615

TOTAL ASSETS ACQUIRED	$92,505

Deposits	87,473
Accrued expenses and other liabilities	1,204

TOTAL LIABILITIES ASSUMED	88,677

Net Assets Acquired	$3,828

The following summarizes the net interest and other income, and net income and earnings (loss) per share as if the EFG Merger and Citrus Acquisition were effective at January 1, 2008 for the nine month period ended September 30, 2008 and as of January 1, 2007 for the nine month period ended September 30, 2007 (in thousands of dollars, except per share data).

	Nine months ended September 30,

	2008	2007

Net interest and other income	$20,378	$23,479

Net income (loss)	$(1,021)	$1,519

Basic earnings (loss) per share	$(.15)	$.22

Diluted Earnings (loss) per share	$(.15)	$.22

NOTE 3 – LOANS

Loans were as follows (in thousands of dollars):

	September 30, 2008	December 31, 2007

Commercial	$96,527	$57,574
Real estate:
Residential	97,745	51,663
Commercial	202,084	114,424
Construction and land development	87,600	56,603
Consumer and other	7,763	5,125

Total Loans	491,719	285,389
Add (deduct):
Allowance for loan losses	(4,898)	(2,070)
Net deferred (fees) cost	(131)	34

	$486,690	$283,353

Activity in the allowance for loan losses was as follows (in thousands of dollars):

	Nine months ended September 30,

	2008	2007

Beginning balance	$2,070	$2,149
Provision for loan losses	475	145
Provision from merger or acquisition	2,731	—
Charged-offs	(381)	(190)
Recoveries	3	255

Balance at end of period	$4,898	$2,359

As part of the acquisitions of EFG and Citrus, the Company acquired certain loans with an aggregate face value of $7.19 million, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a nonaccretable difference of $2.48 million was recorded for those loans at the date of acquisition. The carrying amount of those loans at September 30, 2008 was approximately $4.7 million, net of a nonaccretable difference of $2.48 million. Included in this balance is $3.9 million in loans that are no longer accruing interest. For these acquired loans, the Company has not increased the allowance for loan losses. No nonaccretable differences were reversed for the nine month period ended September 30, 2008.

NOTE 4 - GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill: The change in balance for goodwill during the nine months ended September 30, 2008 and for the year ended December 31, 2007 were as follows (in thousands of dollars):

	2008	2007

Beginning of year	$4,553	$4,553
Effect of acquisitions	35,702	—
Impairment	—	—

End of year	$40,255	$4,553

Core Deposit Intangibles: The gross carrying amount and accumulated amortization for core deposit intangibles (in thousands of dollars) were as follows as of:

	September 30, 2008		September 30, 2007

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangibles	$2,832	$(638)	$630	$(428)

NOTE 5 - STOCK-BASED COMPENSATION

Bancorp had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of Bancorp’s common stock may be issued under the plan. At the period ended September 30, 2008 and December 31, 2007, 118,850 and 70,800 options, respectively, had been issued and 0 and 163,719 options, respectively, were available to be issued under the plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At September 30, 2008, up to 427,136 awards may be issued under the 2008 Incentive Plan. No awards have been made under the 2008 Incentive Plan.

Additionally, 874,323 and 471,408 options to purchase the Company’s common stock were outstanding at September 30, 2008 and December 31, 2007, respectively, to executive officers under employment agreements.

Lastly, Bancorp has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At the period ended September 30, 2008 and December 31, 2007, 62,000 and 55,500 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. Bancorp issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for these plans and agreements was $88,000 and $11,000, respectively, for the quarters ended September 30, 2008 and 2007, and $238,000 and $21,000 for the nine month periods ended September 30, 2008 and September 30, 2007.

NOTE 6 – LONG-TERM BORROWINGS

On July 7, 2008, 1st United Bank entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United Bank issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5 million. The Debenture bears interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate will be equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United Bank began making quarterly interest payments, commencing September 15, 2008, and will continue making these payments until the Debenture is repaid in full. 1st United Bank must repay principal of $125,000 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. 1st United Bank paid an origination fee of $37,500 to Lender for the Debenture.

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

The Note matures on July 2, 2020, at which time all outstanding interest and principal is due and payable. For the initial two years of the Note, Bancorp may make quarterly payments of interest only. Beginning August 2, 2010, Bancorp must make payments of interest and principal, based on a ten-year amortization. At all times during the term of the Note, there must be a minimum outstanding principal balance of $500,000. In addition, if Bancorp prepays the Note prior to maturity, Bancorp must pay Lender a prepayment penalty of $150,000.

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

NOTE 7 – PREFERRED STOCK

On May 2, 2008, Bancorp sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. The Preferred Stock pays dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. The Preferred Stock was offered and sold to accredited investors, all of whom are current or former Bancorp and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). At September 30, 2008, 532,385 shares of Preferred Stock were outstanding. On October 1, 2008, Bancorp declared a dividend (through September 30, 2008) on the Preferred Stock payable October 15, 2008. The amount of the dividend declared and paid after September 30, 2008, was $124,633.

NOTE 8 – RIGHTS OFFERING

On August 15, 2008, pursuant to a registration statement, Bancorp offered to its existing shareholders the right to purchase up to 1,800,000 shares of Common Stock at a purchase price of $6.50 per share in a rights offering (the “Rights Offering”). As a part of the Rights Offering, the Company permitted holders of the Preferred Stock to convert their Preferred Stock to Common Stock at ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. Bancorp completed the offering on September 15, 2008 and issued 1,800,000 shares of Common Stock. Gross proceeds of approximately $10.4 million (1,603,675 shares of Common Stock) were received and 127,615 shares of Preferred Stock were converted to 196,325 shares of Common Stock as part of the Rights Offering. Total offering costs were $254,000.

NOTE 9 – SUBSEQUENT EVENTS

On October 17, 2008, the Company offered to its holders of Preferred Stock the right to exchange their shares for Common Stock in a private offering at a ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. No underwriting discounts or commissions were paid in the transaction. The shares of Common Stock were offered and sold in an offering exempt from the Securities Act registration requirements under Section 3(a)(a) of the Securities Act. Approximately 72,500 shares of Preferred Stock were exchanged for 112,117 shares of Common Stock.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Option and Fair Value Measurements

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at September 30, 2008 using

	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$40,238	$0	$40,238	$0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at September 30, 2008 using

	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$372	$0	$372	$0

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,039,000, with a valuation allowance of $667,000, resulting in an additional provision for loan losses of $0 for the period.

NOTE 11 – EFFECT OF NEW PRONOUNCEMENTS

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

On February 29, 2008, we completed the merger and acquisition (the “EFG Merger”) of Equitable Financial Group, Inc. (“EFG”) and its wholly-owned subsidiaries Equitable Bank and EEL. We issued 1,928,610 shares of our common stock and paid cash of approximately $27.6 million to the EFG shareholders and option holders. The EFG Merger increased our branches from 8 to 11 locations.

In addition, we acquired approximately $153 million in net loans, $31.2 million in cash and securities, $136.0 million in deposits and $29.7 million in repurchase agreements and borrowings in the EFG Merger. We recorded approximately $33.3 million in goodwill and $1.4 million in core deposit intangibles as a result of the EFG Merger.

Our merger with EFG is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only does the EFG Merger expand our current operations in Broward County, but it also provided for expansion into a new and desirable market in northern Miami-Dade County. Given the similar community banking orientation and complimentary business models of Bancorp and EFG, we believe that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

As a result of the EFG Merger, 1st United Bank had two branches in Coral Springs, located in northwest Broward County, which were consolidated on May 15, 2008. In addition, 1st United Bank had two branches in downtown Ft. Lauderdale which were also consolidated. We expect that the consolidation of these branches will cause little, if any, loss of customer convenience.

On April 3, 2008, we announced that we executed a Purchase and Assumption Agreement whereby 1st United Bank would acquire the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A. (the “Citrus Acquisition”), headquartered in Vero Beach, Florida. On August 15, 2008, 1st United Bank closed the Citrus Acquisition resulting in the assumption and acquisition of approximately $87.4 million in deposits and $38 million in net loans. The acquired branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United Bank will close the Boca Raton, North Miami Beach and Coral Gables branches. Due to the proximity of these branches to existing 1st United branches, we expect the closings to cause little, if any, loss of customer convenience. Subsequent to the branch closings, 1st United will have a network of 14 branches, including four branches in Palm Beach County, six branches in Broward County and one branch each in northern Miami-Dade County, and the cities of Vero Beach, Sebastian and Barefoot Bay. As a condition of receiving regulatory approval of the acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters.

Due to the EFG Merger and Citrus Acquisition, we increased our branches from 8 to 14 locations and increased our full-time employees from 103 at December 31, 2007 to 152 full-time and 16 part-time employees at September 30, 2008.

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

Recent Industry Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Because of this crisis, the governments of major world economic powers, including the United States’, have taken extraordinary steps to stabilize the financial system. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the U.S. Treasury Department the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to 1st United and its future operations.

Financial Overview

•	Net income for the quarter ended September 30, 2008 was $297,000 compared to a loss of $29,000 in the corresponding quarter in 2007.

•	Net interest margin declined to 4.38% for the nine months ended September 30, 2008 compared to 4.81% for the nine months ended September 30, 2007.

•	Nonperforming loans at September 30, 2008 represented 1.15% of total loans compared to .07% at December 31, 2007.

•

The changes in operating results for the period ended September 30, 2008 when compared to the period ended September 30, 2007, and for the balance sheet at September 30, 2008 when compared to December 31, 2007, were substantially a result of the EFG Merger and Citrus Acquisition.

OPERATING RESULTS

For the quarter ended September 30, 2008, we reported net income of $297,000 compared to net loss of $29,000 for the third quarter of 2007.

For the nine-month period ended September 30, 2008, we reported a net loss of $361,000 compared to net income of $57,000 for the nine-month period ended September 30, 2007. We have summarized the material variances between periods below.

Analysis of Quarters ended September 30, 2008 and 2007

Net Interest Income – Quarters Ended September 30, 2008 and 2007

Our recent quarter’s net interest income was positively impacted by loan growth, mainly $154.3 million of loans acquired in the EFG Merger which was effective February 29, 2008, and $38.3 million of loans acquired in the Citrus Acquisition which was effective August 15, 2008. Earnings for the current quarter were negatively impacted by the full impact of decreases in the overnight Federal funds rate and the Bank’s and Wall Street Journal’s prime lending rate which occurred throughout the last quarter of 2007 and first quarter of 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) have interest rates that fluctuate at least quarterly with changes in the Bank’s and Wall Street Journal’s prime rate. Since January 1, 2007, the Bank’s and the Wall Street

Journal’s lending prime rate has decreased from 7.25% to 5.00% at September 30, 2008. This decrease has had a negative impact on our interest income and margin. We expect that the 50 basis point decrease in the overnight Federal funds rate in October 2008 and the similar decrease in the Bank’s and the Wall Street Journal’s prime rate to have a further negative impact on our net interest income and margin.

Net interest income was $5.6 million for the three months ended September 30, 2008, as compared to $4.0 million for the three months ended September 30, 2007, an increase of $1,657,000 or 41.7%. The increase resulted primarily from an increase in average earning assets for the quarter of $192 million or 59.5% primarily due to the EFG Merger and Citrus Acquisition, which was partially offset by the overall decrease in rates noted above.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Quarters Ended September 30, 2008 and 2007

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased slightly, when comparing the third quarter of 2008 to the same period last year. The decrease is principally due to a lower gain on sale of loans, partially offset by an increase in service charges and fees on deposit accounts.

We have experienced an overall slow down in the origination of residential loans for sale since the latter part of 2007 resulting in a decrease in net gain on sales of residential loans from $82,000 in the three month period ended September 30, 2007 to $11,000 for the three month period ended September 30, 2008. The slow down was primarily a result of the overall slow down in home sales in South Florida. We have reduced the number of our employees who originate residential loans from seven in 2007 to two employees as of September 30, 2008. In addition, gains and fees on sales of government guaranteed loans decreased from $57,000 in the quarter ended September 30, 2007 compared to none in the quarter ended September 30, 2008. This decrease was a result of significant slowdown in Small Business Administration loans being originated by the Company.

Service charges increased from the three month period ending September 30, 2007 by approximately $136,000 to $324,000 for the three month period ending September 30, 2008 primarily as a result an increase in average deposits during 2008 of $115 million primarily due to the EFG Merger and Citrus Acquisition as well as an increase in overall service charges assessed and collected. Other income decreased by $36,000 to $40,000 in the quarter ended September 30, 2008, primarily as a result of a decrease in loan related fees, as the Bank received one-time loan referral fees during the third quarter of 2007.

Our noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $916,000, or 20.6%, from $4,448,000 for the third quarter of 2007 to $5,364,000 for the current quarter of 2008.

The individual increases were primarily a result of the EFG Merger and Citrus Acquisition whereby a full quarter of combined expenses from the EFG Merger and half of a quarter of combined expenses from the Citrus Acquisition were included in the quarter ended September 30, 2008. Salaries and employee benefits increased $198,000 or 8.1% from the quarter ended September 30, 2007, compared to the quarter ended September 30, 2008. Total full-time employees at September 30, 2007 were 119 compared to 152 full-time and 16 part-time at September 30, 2008. Although we initially added 72 employees from the EFG Merger and Citrus Acquisition, this increase was partially offset by a planned reduction of 34 employees. Occupancy and equipment expenses increased $409,000 or 38.9% from the quarter ended September 30, 2007, compared to the quarter ended September 30, 2008. The increase was a result of adding five new locations due to the EFG Merger, six new locations through the Citrus Bank transaction, as well as expenses related to two new branches opened by us since September 30, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch, and the occupancy costs related to the operations center.

Other operating expenses were higher by $309,000 during the third quarter of 2008 when compared to the third quarter of 2007, mainly the result of the EFG Merger and Citrus Acquisition during 2008.

We recorded a $225,000 loan loss provision for the three months ended September 30, 2008, compared to $0 for the three months ended September 30, 2007, primarily as a result of the effect on the general portfolio allowance allocation of loans charged off or written down during the quarter ended September 30, 2008.

We recorded a $189,000 tax expense (based on an effective tax rate of approximately 38.9%) for the three months ended September 30, 2008. We did not record an income tax expense or benefit for the three months ended September 30, 2007.

Analysis for Nine Month Periods ended September 30, 2008 and 2007

Net Interest Income – Nine Month Periods ended September 30, 2008 and 2007

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

The following table reflects the components of net interest income, setting forth for the nine month periods ended September 30, 2008 and 2007, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Changes in interest earnings for the nine-month period ended September 30, 2008 and 2007 (dollars in thousands):

	September 30, 2008			September 30, 2007

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$422,885	$21,066	6.65%	$271,881	$16,842	8.28%
Investment securities	35,863	1,314	4.89%	35,963	1,224	4.55%

Federal funds sold and securities purchased under resale agreements and other	14,201	369	3.47%	9,004	366	5.43%

Total interest earning assets	472,949	22,749	6.43%	316,848	18,432	7.78%

Non interest earning assets	59,305			29,222
Allowance for loan losses	(3,839)			(2,187)

Total assets	$528,414			$343,885

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	59,305	387	1.14%	34,698	$449	1.73%
Money market accounts	89,588	1,433	2.14%	59,236	1,650	3.72%
Savings accounts	8,206	46	0.75%	3,097	8	0.35%
Certificates of deposit	147,798	4,232	3.82%	79,173	3,128	5.28%
Customer Repurchase Agreements	21,174	190	1.20%	20,469	657	4.29%
Other borrowings	45,082	969	2.87%	28,092	1,142	5.44%

Total interest bearing liabilities	357,378	7,257	2.71%	224,765	7,034	4.18%

Non interest bearing liabilities
Demand deposit accounts	91,084			66,401
Other liabilities	3,413			1,729

Total non interest bearing liabilities	94,497			68,130

Shareholders’ equity	76,639			50,991

Total liabilities and shareholders’ equity	$528,514			$343,885

Net interest spread		$15,492	3.71%		$11,398	3.59%

Net interest on average earning assets - Margin			4.38%			4.81%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	September 30, 2008 and 2007

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Interest earning assets
Loans	$4,224	$8,000	$(3,776)
Investment securities	90	(3)	93

Federal funds sold and securities purchased under resale agreements and other	3	164	(161)

Total interest earning assets	$4,317	$8,161	$(3,844)

Liabilities
Interest bearing liabilities
NOW accounts	$(62)	$117	$(179)
Money market accounts	(216)	649	(865)
Savings accounts	38	22	16
Certificates of deposit	1,103	2,145	(1,042)
Customer Repos	(467)	22	(489)
Other borrowings	(173)	508	(681)

Total interest bearing liabilities	$223	$3,463	$(3,240)

Net interest spread	$4,094	$4,698	$(604)

Our year-to-date net interest income was positively impacted by the increase in loans primarily from the $191 million of loans we acquired in the EFG Merger and Citrus Acquisition. As the EFG Merger was effective February 29, 2008, the merged assets affected net income for seven months, while the Citrus Acquisition which was effective August 15, 2008, affected operations for one and one-half months. Total loans grew by $203.3 million, or 71.8%, from $283.4 million at September 30, 2007 to $486.7 million at September 30, 2008. At September 30, 2008, net loans represented 78.3% of total assets and 99.4% of total deposits and customer repurchase agreements versus 75.4% of total assets and 94.5% of total deposits and customer repurchase agreements at September 30, 2007. Earnings for the nine months ended September 30, 2008 were negatively impacted by the full impact of decreases in the overnight Federal funds rate and the Bank’s and Wall Street Journal’s prime lending rate which occurred throughout the last quarter of 2007 and first quarter of 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Bank’s and Wall Street Journal’s prime rate. Since January 1, 2007, the Bank’s and the Wall Street Journal’s lending prime rate has decreased from 7.25% to 5.00% at September 30, 2008. This decrease has had a negative impact on our interest income and margin.

Net interest income was $15.5 million for the nine months ended September 30, 2008, as compared to $11.4 million for the nine months ended September 30, 2007, an increase of $4.1 million or 35.9%. The increase resulted primarily from an increase in average earning assets of $156 million or 49.2% primarily due to the EFG Merger and Citrus Acquisition. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 43 basis points from 4.81% during the nine months ended September 30, 2007 to 4.38% during the nine months ended September 30, 2008. The decrease was mainly the result of aggressive reductions by the Federal Reserve of the discount rate and overnight federal funds rate and higher volume of borrowings, resulting from a slowdown in deposit growth during 2008. At the same time, we have conservatively remained competitive with interest rates offered to our customers. Further decreases by the Federal Reserve in the overnight borrowing rate may negatively impact our net interest income. We expect that the 50 basis point decrease in the overnight Federal funds rate in October 2008 and the similar decrease in the Bank’s and the Wall Street Journal’s prime rate to have a further negative impact on our net interest income and margin.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes – Nine Month Periods Ended September 30, 2008 and September 30, 2007

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $129,000, or 9.1%, when comparing the first nine months of 2008 to the same period last year. The decrease is principally due to a lower gain on sale of loans which was partially offset by an increase in service charges and fees on deposit accounts.

We have experienced an overall slow down in the origination of residential loans for sale during 2008 resulting in a decrease in net gain on sales of residential loans from $435,000 in the nine month period ended September 30, 2007 to $98,000 for the nine month period ended September 30, 2008. The slow down has been primarily a result of the overall slow down in home sales in South Florida. We have reduced the staff originating residential loans from seven in 2007 to two employees as of September 30, 2008. In addition, gains and fees on sales of government guaranteed loans decreased from $220,000 in the period ended September 30, 2007 to $17,000 in the period ended September 30, 2008. This decrease of $203,000 was a result of significant slowdown in Small Business Administration loans being made by us.

Service charges increased from the nine-month period ended September 30, 2007 by approximately $376,000 to $887,000 for the nine-month period ended September 30, 2008 as a result of an increase in average deposits during 2008 of $115 million primarily due to the EFG Merger and Citrus Acquisition as well as an increase in overall service charges assessed and collected. Other income increased by $9,000 to $251,000 for the nine months ended September 30, 2008, primarily as a result of an increase in loan related fees due to the increase in the loan portfolio when compared to the prior year.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $4,270,000, or 33.5%, from $12,736,000 for the nine months ended September 30, 2007, compared to $17,006,000 for 2008. Merger reorganization expenses accounted for approximately $1,289,000 of the increase. These expenses included the estimated current period costs related to the closing of three offices, bonuses related to the EFG Merger and miscellaneous other costs. We do not anticipate any significant additional EFG Merger reorganization expenses in future periods.

The remaining other expenses included in noninterest expense increased approximately $2,981,000 from the nine month periods ended September 30, 2007 compared to September 30, 2008. The individual increases were primarily a result of the EFG Merger and Citrus Acquisition whereby seven months of combined expenses were included in the period ended September 30, 2008 due to the EFG Merger, and one and one-half months combined expenses from the Citrus Acquisition. Salaries and employee benefits increased $650,000 or 9% from the period ended September 30, 2007 to September 30, 2008. Total full-time employees at September 30, 2007 were 111 compared to 152 full-time and 14 part-time at September 30, 2008. Fifty employees added from the EFG Merger were offset by a planned reduction in staff of sixteen employees. In addition, we added 22 new full-time and three part-time employees from the Citrus Acquisition. Occupancy and equipment expense increased $1,392,000 or 50.9% from the period ended September 30, 2007 to September 30, 2008. The increase was a result of adding five new locations due to the EFG Merger, and six new locations as a result of the Citrus Acquisition, as well as expenses related to two new branches opened by us since September 30, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch and the occupancy costs related to the operations center. Other operating expenses for the period ended September 30, 2008, including the above reorganization expenses, were $2,228,000 higher or 79.6%, mainly due to the effect of the EFG Merger and the Citrus Acquisition.

During the nine month period ended September 30, 2008, we converted the EFG data processing system into ours. Approximately $200,000 in personnel and data processing relating costs were incurred during the nine month period ended September 30, 2008 related to operating the two different systems for part of the period.

The Federal Deposit Insurance Corporation (“FDIC”) has announced that they will be increasing the rate we currently pay for FDIC insurance premiums by up to 7 basis points effective January 1, 2009. Assuming the full increase is applied to our current deposit base, the estimated additional expense for the Company will be approximately $90,000 per quarter during 2009.

We recorded a $475,000 loan loss provision for the nine months ended September 30, 2008, compared to $145,000 for the nine months ended September 30, 2007. The reason for this increase was due to the effect on the general portfolio allowance allocation of loans charged off or written down during the period ended September 30, 2008.

We recorded a $217,000 tax benefit (based on an effective tax rate of approximately 37.5%) for the nine months ended September 30, 2008. We did not record an income tax expense or benefit for the nine months ended September 30, 2007.

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

Loans identified as impaired:

	September 30, 2008	December 31, 2007

	(dollars in thousands)

Loans with no allocated allowance for loan losses	—	—

Loans with allocated allowance for loan losses	$1,039	$1,101

Amount of the allowance for loan losses allocated	$667	$478

	September 30, 2008	December 31, 2007

	(dollars in thousands)
Nonaccruing loans	$5,674	$192
Loans past due 90 days or more as to principal or interest payments and still accruing	—	87
Foreclosed real estate	—	—

Total nonperforming assets	5,674	279
Troubled debt restructurings	—	—

Total risk elements	$5,674	$279

Nonaccruing loans as a percentage of total loans	1.15%	0.07%

Nonperforming assets as a percentage of total loans and foreclosed real estate	1.15%	0.10%

At September 30, 2008 we do not have any foreclosed real estate.

Approximately $745,000 of non-accruing loans at September 30, 2008, were paid down subsequent to September 30, 2008. Nonperforming loans and impaired loans are defined differently. Consequently, some loans may be included in both categories, while other loans may only be included in one category. The increase in nonperforming loans during the quarter was primarily a result of two speculative custom residential loans acquired from the EFG Merger with a carrying value of $2.8 million (appraised in June 2008 for a combined $3.7million) being placed on nonaccrual at September 30, 2008.

At September 30, 2008, we had approximately $9.3 million in loans greater than 30 days past due and still accruing interest. Approximately $1.2 million and $1 million of these loans were brought current and paid off, respectively, after September 30, 2008. A substantial portion of the remaining balance was made up of a $3 million relationship on a commercial nursery operation in Broward County appraised in January 2008 for $6 million, and a $3.6 million commercial loan currently under construction with $2.8 million in pre-sales and an anticipated completion date in the fourth quarter of 2008. We continue to work with each of these borrowers to bring the loans current, pay off the loans or sell the underlying collateral.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2008 and December 31, 2007, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 78.7% and 78%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain profitable business relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. Builder banking provides loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, we have established a self imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At September 30, 2008, we had exposure of

10.31% and 9.21%, respectively, of total loans related to the program, compared to 9.95% and 12.16%, respectively, at December 31, 2007.

Allowance for Loan Losses

At September 30, 2008, the allowance for loan losses was $4.9 million or .99% of total loans. At December 31, 2007, the allowance for loan losses was $2.1 million or .73% of total loans. The increase was primarily a result of the allowance for loan losses acquired in the EFG Merger and Citrus Acquisition as well as provisions for loan losses made during the period. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. We make an ongoing evaluation as to the adequacy of our allowance for loan losses.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of borrower and/or guarantors have deteriorated, or there are chronic delinquencies. It is our policy to analyze substandard loans in accordance with FAS Statement No. 114, and provide a specific credit allocation. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. At September 30, 2008, we identified approximately $10.4 million (or 2% of total loans) in loans we have internally classified as substandard or lower. This compares to $1.1 million at December 31, 2007. Approximately $8.3M of this increase was a result of the EFG Merger and Citrus Acquisition. All impaired or non-accrual loans acquired in the EFG Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification. At September 30, 2008 and December 31, 2007, the specific credit allocation included in the allowance for loan losses for loans impaired was $667,000 and $478,000, respectively.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 7.58% of our average earning asset base for the nine months ended September 30, 2008, as compared to 13.0% at year ended December 31, 2007, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

Deposits

Total deposits and customer repurchase agreements increased by $189.8 million from December 31, 2007 to $489.5 million at September 30, 2008, mainly due to the deposits and customer repurchase agreements acquired in the EFG Merger and Citrus Acquisition. At September 30, 2008, non-interest bearing deposits represented approximately 22.9% of deposits compared to 21.9% at December 31, 2007.

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

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. Prior to making acquisitions, we believe that the Federal Reserve currently requires bank and bank holding companies headquartered in Florida to be “well capitalized” both before and after acquisition. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. We are “well capitalized” as defined by federal banking regulatory agencies as of September 30, 2008.

1st United Bank

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
As of September 30, 2008	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$51,427	10.42%	$39,500	8.00%	$49,376	10.00%
Tier I capital to risk-weighted assets	41,566	8.42	19,750	4.00	29,625	6.00
Tier I capital to total average assets	41,566	7.72	21,548	4.00	26,935	5.00

As of December 31, 2007	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$36,564	11.59%	$25,237	8.00%	$31,546	10.00%
Tier I capital to risk-weighted assets	34,494	10.93	12,618	4.00	18,928	6.00
Tier I capital to total average assets	34,494	9.69	14,235	4.00	17,794	5.00

At September 30, 2008, our total Bancorp capital to risk-weighted assets, Tier 1 Capital to risk-weighted assets and Tier 1 Capital to total average assets were 12.68%, 10.68%, and 9.79%, respectively.

On May 2, 2008, we sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. The Preferred Stock earns dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. We offered and sold the Preferred Stock to accredited investors, all of whom are current or former Bancorp and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). At September 30, 2008, 532,385 shares of Preferred Stock were outstanding. On October 1, 2008, we declared a dividend (through September 30, 2008) on the Preferred Stock payable October 15, 2008. The amount of the dividend declared and paid after September 30, 2008, was $124,633.

On August 15, 2008, pursuant to a registration statement, we offered to our existing shareholders of our Common Stock the right to purchase up to 1,800,000 shares of Common Stock at a purchase price of $6.50 per share in a rights offering (the “Rights Offering”). As a part of the Rights Offering, the Company permitted holders of the Preferred Stock to convert their Preferred Stock to Common Stock at ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. We completed the offering on September 15, 2008 and issued 1,800,000 shares of Common Stock. Gross proceeds of approximately $10.4 million (1,603,675 shares of Common Stock) were received and 127,615 shares of Preferred Stock were exchanged for 196,325 shares of Common Stock as part of the Rights Offering. Total offering costs were $254,000.

On October 17, 2008, the Company offered to its holders of Preferred Stock the right to exchange their shares to Common Stock in a private offering at a ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. No underwriting discounts or commissions were paid in the transaction. The shares of Common Stock were offered and sold in an offering exempt from the Securities Act registration requirements under Section 3(a)(a) of the Securities Act. Approximately 72,500 shares of Preferred Stock were converted into 112,117 shares of Common Stock.

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

At September 30, 2008, we had short-term borrowings from the FHLB of $23 million. At September 30, 2008, we had commitments to originate loans totaling $92.5 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2008 totaled $158 million and maturing loans totaled approximately $210 million.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent twenty-four months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2008, we had short-term lines of credit available from correspondent banks totaling $28 million, and an additional borrowing capacity from the FHLB (20% of assets) of $89.6 million, of which $45.2 was available based on current collateral pledged, for a total credit available of $80.4 million, including $7.2 million in securities available for pledging.

In addition, on July 7, 2008, we entered into a Line of Credit with a correspondent bank pursuant to which we can borrow up to $5.0 million based on certain restrictions and covenants. (See Note 6 – Item 1). In accordance with the Line of Credit, we are required to draw and have outstanding at any given time $500,000. Additional draws on the Line of Credit or any additional debt at the holding company cannot be made without the permission of the Federal Reserve Bank.

On July 7, 2008, 1st United Bank entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United Bank issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5 million. 1st United Bank must begin payment of interest each quarter, commencing September 15, 2008, until the Debenture is repaid in full. 1st United Bank must repay principal of $125,000 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. (See Note 6 – Item 1).

During the quarter ended September 30, 2008, 1st United Bank reduced its FHLB short-term borrowings with the cash received upon consummating the Citrus Acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2008, we had $89.1 million in commitments to originate loans and $3.4 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

Commercial checking deposits currently account for approximately 23% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Either could have a material adverse impact on the Bank’s future results of operations.

Effective October 3, 2008, the FDIC increased deposit insurance coverage limits. Generally, FDIC insurance limits for single accounts, joint accounts, and trust accounts have increased from $100,000 to $250,000. This increase in coverage is in effect through December 31, 2008 and does not in itself increase our Deposit Insurance Fund assessment.

Effective October 14, 2008, the FDIC eliminated the deposit insurance coverage limits for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest. Thus, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage is in effect through December 31, 2009, unless we elect to “opt out” of participating in the expanded coverage before November 12, 2008. We do not plan on “opting out”. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.

Finally, the FDIC has proposed to increase the Deposit Insurance Fund assessment rates as part of the FDIC’s Deposit Insurance Fund restoration plan. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Further, beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.

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

The following table reflects our gap analysis as of September 30, 2008:

1st UNITED BANCORP
INTEREST RATE SENSITIVITY ANALYSIS
September 30, 2008
(dollars in thousands)

	Up to 3 months	> 3 months < 1 year	> 1 year < 3 years	> 3 years < 5 years	> 5 years	Total

Interest-bearing deposits	$311	$75				$386

Federal funds sold	4,758					4,758

Available for sale securities	203	1,073	$1,585	$2,026	$35,351	40,238

FHLB stock	2,022					2,022
FRB stock	2,494					2,494
Loans	299,070	53,755	50,645	36,957	51,418	491,845

Total earning assets	$308,858	54,903	52,230	38,983	86,769	541,743

NOW accounts	34,237					34,237

IOTA accounts	20,962					20,962

Money market accounts	107,148					107,148

Regular savings accounts	13,587					13,587

Certificates of deposit	70,638	87,076	23,114	5,436	—	186,264

Repurchase agreements	19,757					19,757

Federal funds purchased & FHLB Advances	23,057					23,057

Subordinated Debt and other borrowings			5,463			5,463

Total interest-bearing liabilities	289,386	87,076	28,577	5,436	—	410,475

Maturity/interest sensitivity gap	$19,472	$(32,173)	$23,653	$33,547	$86,769	$131,868

Cumulative maturity/interest sensitivity gap	$19,472	$(12,701)	$10,952	$44,499	$131,268

Cumulative gap ratio (current month % of total earnings assets)	1.07	0.97	1.03	1.11	1.32

The one year cumulative gap ratio of 0.97 is within our policy limit. The Bank is asset sensitive and should profit with interest rate increases but will likely be negatively impacted if interest rates continue to decrease.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2008, we sold 136,364 shares of our Common Stock in a private offering at a stipulated value of $7.00 per share for an aggregate offering price of $954,548. There were no underwriters in the transaction, and consequently, no underwriting discounts or commissions were paid. The shares of Common Stock were issued to CIB Marine Bankshares, Inc. (“CIB”) as part of the consideration payable by us to CIB in connection with the Citrus Acquisition. As previously disclosed, 1st United Bank also paid to CIB $3 million in cash and agreed to make potential earn-out payments in the aggregate of $1.5 million payable over two years based on the retention of the assumed deposits in the transaction. The offering was exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act.

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

1ST UNITED BANCORP, INC.
(Registrant)

Date: October 28, 2008	By /s/ JOHN MARINO

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