Form 10-K
period 2008-12-31
1st United Bancorp, Inc.
filed 2009-03-13
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

(Exact name of Registrant as specified in its charter)

Florida	000-1415277	65-0925265

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One North Federal Highway, Boca Raton, Florida		33432

(Address of principal executive offices)		(Zip Code)

(561) 362-3435

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28.2 million (based on the average bid and ask price). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009

Common Stock, $0.01 par value per share	8,670,231 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2009 are incorporated by reference in Part III.

1

1ST UNITED BANCORP, INC.
For the year ended December 31, 2008

PART I

Item 1.	Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	changes in the securities and real estate markets;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	inflation, interest rate, market and monetary fluctuations;

▪	legislative or regulatory changes;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	the accuracy of our financial statement estimates and assumptions;

▪	the loss of our key personnel;

▪	potential customer loss, deposit attrition and business disruption as a result of the Equitable merger;

▪	the failure to achieve expected gains, revenue growth, and/or expense savings from the Equitable merger or future transactions;

▪	our need and our ability to incur additional debt or equity financing;

▪	the effects of harsh weather conditions, including hurricanes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

▪	our ability to manage the risks involved in the foregoing.

However, other factors besides those listed above and in the section captioned “Risk Factors” or discussed elsewhere in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

2.

About Us

General

1st United Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Boca Raton, Florida. 1st United Bank, a Florida state chartered bank, is our wholly-owned subsidiary. Our operations commenced on April 20, 2000 under the names Advantage Bankshares, Inc. and Advantage Bank, our and 1st United Bank’s, respectively, former names, with a completely different management team and board of directors. By April 2003, Advantage Bankshares had experienced three years of troubled operations and operating losses and was subject to regulatory directives to correct its unsatisfactory audit results. As part of its compliance with these directives, Advantage Bankshares entered into an agreement, dated April 9, 2003, with 1st United, LLC, a company owned and controlled by our current executive officers, Messrs. Orlando, Schupp, and Marino. Because of that agreement, a change-in-control was effected and the name of Advantage Bankshares was subsequently changed to 1st United Bancorp, Inc. with Advantage Bank changing its name to 1st United Bank. In addition, the board of directors was reconstituted and the management team and business plan were changed. Thereafter, from December 31, 2003 to December 31, 2008, we have experienced strong growth through a combination of internal growth, de novo branching, and acquisitions. Specifically, we have:

▪	increased total assets from $66.8 million to $617.8 million;

▪	increased total loans from $39.6 million to $486.3 million;

▪	grew non-interest bearing deposits from $4.6 million to $100.8 million; and

▪

expanded our banking center network from one to fourteen locations consisting of four banking centers in Palm Beach County, six banking centers in Broward County, and one banking center each in Sebastian, Vero Beach, Barefoot Bay and North Miami Beach, Florida.

We operate under a community banking philosophy that seeks to develop broad customer relationships based on service and convenience while maintaining our commitment to a conservative approach to lending and strong asset quality. We offer our customers, primarily professionals and small- and medium-sized businesses, a variety of traditional loan and deposit products, which we tailor to their specific needs. Making loans which result in a long-standing relationship with our borrowers will continue to be the cornerstone of our approach to business. We believe that our emphasis on personal service puts us at a competitive advantage relative to the other banks in our market area and has been an instrumental contributing factor to the growth that we have experienced to date. We believe our success has been built on the strength of our management team and board of directors, our credit culture, the attractive growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities. We have one reportable segment.

In this report, the terms “Company,” “we,” “us,” or “our” mean Bancorp and all of its consolidated subsidiaries.

Recent Developments

           Merger with Equitable

On February 29, 2008, we completed the merger with Equitable Financial Group, Inc., which we refer to as Equitable, for an aggregate purchase price of $55.6 million comprised of approximately $27.6 million in cash and 1,928,610 shares of our common stock. Equitable conducted its primary operations through its wholly-owned subsidiary, Equitable Bank, which was chartered under the laws of the State of Florida in 1987, had its headquarters in Fort Lauderdale, Florida, and had five banking offices in Broward and Miami-Dade Counties, Florida. On the effective date of the merger, we merged our operations with Equitable’s operations. Based on the mixture of consideration elected by Equitable shareholders, immediately following the merger, former Equitable shareholders owned approximately 29% of our common stock. Our merger with Equitable is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only did the merger expand our current operations in Broward County, but also provided for expansion into a new and desirable market in northern Miami-Dade County. Given Equitable’s similar community banking orientation and complementary business models to us, we believed that the combined company would be well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

3.

          Citrus Bank

On August 15, 2008, 1st United Bank acquired the banking center network, substantially all of the deposits, and much of the loan portfolio of Citrus Bank, N.A., headquartered in Vero Beach, Florida, which we refer to as the “Citrus Acquisition.” The banking center network included offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables; however, shortly after closing of the transaction, 1st United Bank closed Citrus Bank’s Boca Raton, North Miami Beach, and Coral Gables banking centers. The total purchase price was $3 million in cash, 136,364 shares of Bancorp common stock, and $1.5 million of contingent consideration paid equally ($750,000 per year) over the next two years subject to the retention of certain deposits acquired.

          Restriction on Merger and Acquisitions

As a condition of receiving regulatory approval for the Citrus Bank banking center acquisition, we have committed not to enter into any additional acquisition agreements unless the acquisition is funded with common stock or until we have been profitable for four consecutive quarters.

          Banking Center Closing

Effective April 17, 2009, 1st United Bank is closing its Hollywood banking center. The Hollywood banking center at December 31, 2008 had total deposits of $2.6 million. Subsequent to the closing of the center, this office will continue to be utilized as a loan office. In addition, on March 27, 2009, 1st United Bank is closing its Plantation banking center. The lease for this office expires in April 2009. The Plantation banking center at December 31, 2008 had total deposits of $9.5 million. 1st United Bank believes the deposits of these banking centers will be substantially retained and serviced by other 1st United Bank banking centers.

          Capital Purchase Program

As discussed in more detail in Item 9B. Other Information in this Report, on March 13, 2009 we received $10 million in additional capital through the Capital Purchase Program. In exchange, we issued 10,000 shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) to the Treasury. Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. We also issued a warrant (the “Warrant”) to the Treasury to purchase 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) with an exercise price of $0.01 per share. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

Investment Activity

Our consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, mortgage-backed securities, adjustable rate mortgage pass-throughs, collateralized mortgage obligations and one small corporate security. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The following table sets forth the carrying amount of our investments portfolio, all of which was classified as “available-for-sale”, as of December 31, 2008, 2007 and 2006:

(Dollars in thousands)	December 31,

	2008	2007	2006

Fair value of investment in:
U.S. Treasury and Federal agencies	$18,800	$31,347	$28,942
Mortgage-backed securities	16,155	3,949	3,673
Corporate obligations	120	250	252

	$35,075	$35,546	$32,867

4.

The following table sets forth the fair value and weighted average yield of our investments portfolio as of December 31, 2008:

(Dollars in thousands)	Fair Value	Weighted Average Yield

U.S. Treasury and Federal Agencies
Less than 12 months	$505	1.97%
Over one year through five years	4,121	5.25%
Over five through ten years	14,174	5.71%
Over ten years	—	—

Total	$18,800	5.53%

Corporate Obligations
Over ten years	$120	7.75%

Total	$120	7.75%

Mortgage-Backed Securities
Less than 12 months	$286	3.53%
Over one year through five years	694	3.74%
Over five through ten years	305	3.69%
Over ten years	14,093	5.45%

Total	$15,378	5.30%

Collateralized Mortgage Obligations
Less than 12 months	$—	—
Over one year through five years	—	—
Over five through ten years	381	4.96%
Over ten years	396	5.22%

Total	$777	5.09%

Total Book Value	$35,075	5.43%

As of December 31, 2008, we held no tax-exempt obligations and we held no instruments from issuers (other than the U.S. government) where the book value or market value represented more than ten percent of shareholders’ equity.

We have adopted Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities, as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, reported as a separate component of shareholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As a result of the adoption of FAS 115, under which we expect to continue to hold our investment securities classified as available-for-sale, changes in the underlying market values of such securities can have a material adverse effect on our capital position. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in increases of $512, $582, and $229, in shareholders’ equity for the year ended December 31, 2008, 2007 and 2006, respectively (dollars in thousands). These fluctuations in shareholders’ equity represent the impact of changes in interest rates on the value of these investments.

Lending Activity

We have adopted the strategy of presenting a robust and diverse series of lending channels and a suite of loan and loan-related products normally associated with large banks. While this strategy demands an investment in experienced personnel and enabling systems, it distinguishes us from competing community bank lending

5.

operations. We intend to continue to provide for the financing needs of the community we serve by offering a variety of loans including:

▪

commercial loans, which will include collateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery;

▪	small business loans, including SBA lending;

▪	residential real estate loans to enable borrowers to purchase, refinance, construct upon or improve real property, and home equity loans; and

▪	consumer loans, including collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments.

We follow a lending policy that permits prudent risks to assist consumers and businesses in our market area. We have no subprime loans. We acquire and sell loan participations from and to other banks. Loan-related interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. We are expected to meet the credit needs of customers while allowing prudent liquidity through our investment portfolio. We expect this positive, community-oriented lending philosophy to translate into a sustainable volume of quality loans into the foreseeable future.

We also help enhance loan quality by staffing with experienced, well-trained lending officers capable of soliciting loan business. Our lending officers, as well as our credit officers and loan committees, also recognize and appreciate the importance of exercising care and good judgment in underwriting loans, which promotes our safety and profitability.

At December 31, 2008, 2007, 2006, 2005 and 2004, the composition of our loan portfolio was as follows:

(Dollars in thousands)	December 31,

	2008		2007		2006		2005		2004

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$90,968	19%	$57,574	20%	$50,361	20%	$39,833	21%	$22,062	25%

Residential real estate	100,571	20%	51,663	18%	40,930	16%	35,136	18%	11,631	13%

Commercial real estate	203,734	42%	114,424	40%	87,098	34%	46,830	25%	37,542	42%
Construction and Land Development	83,161	17%	56,603	20%	72,824	29%	60,997	32%	15,509	17%

Consumer and others	7,865	2%	5,125	2%	3,650	1%	7,958	4%	2,630	3%

Total loans	$486,299	100%	$285,389	100%	$254,863	100%	$190,754	100%	$89,374	100%

Allowance for loan losses	(5,799)		(2,070)		(2,149)		(1,893)		(1,328)

Net deferred (fees) costs	(52)		34		(47)		15		128

Net loans	$480,448		$283,353		$252,667		$188,876		$88,174

A portion of the loans originated by us since December 31, 2000, has been guaranteed by the Small Business Administration. For the most part, we have sold the guaranteed portion of the loans in the secondary market and retained the unguaranteed portions in our loan portfolio. The balance of the unguaranteed portions of such loans, which are included in commercial loans and commercial real estate loans above, was $7.2 million, $6.3 million, $8.6 million, $6.7 million, and $3.3 million at December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, and December 31, 2004, respectively.

6.

At December 31, 2008, our loan interest rate sensitivity was as follows:

(Dollars in thousands)	Maturity and/or Re-pricing Period

	Total	<1 year Maturity	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate

Commercial	$90,968	$66,283	$5,767	$2,095	$16,823	$—
Residential real estate	100,571	87,294	2,055	7,651	3,571	—
Commercial real estate	203,734	86,279	57,809	24,688	34,958	—
Commercial and land development	83,161	75,238	7,706	217	—	—
Consumer and other	7,865	5,551	2,251	—	63	—

Total loans	$486,299	$320,645	$75,588	$34,651	$55,415	$—

As indicated above, a majority of our loan portfolio has either adjustable rates or shorter maturity terms.

          Real Estate Loans

                    Real Estate Loans – Commercial

Through our Business Banking division and SBA division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our market. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the business enterprise, related borrowing entities, and guarantors.

Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, references and income projections for the property. We generally obtain personal guarantees for our commercial real estate loans.

                    Real Estate Loans – Residential

We originate a mix of fixed rate and adjustable rate mortgages. Lending officers contact local builders, realtors, government officials, community leaders, and other groups to determine the residential credit needs of the communities we service.

We primarily offer adjustable rate mortgages, which are commonly referred to as ARMs, and maintain these ARMs in our portfolio or sell the ARMs in the secondary market. The ability to retain ARMs in the portfolio will also from time to time allow us the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards but are still reasonable credit risks. These types of loans are generally referred to as Alt-A loans. We also originate fixed rate loans from within our primary service area. The majority of fixed rate loans are sold in the secondary mortgage market.

Our ARMs generally have interest rates that adjust annually at a margin over the weekly average yield on U.S. Treasury securities published by the Federal Reserve, adjusted to a constant maturity of one year. The maximum interest rate adjustment of our ARMs are generally 2% annually and 6% over the life of the loan, above or below the initial rate on the loan.

We embrace written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. Our board of directors reviews and approves these underwriting standards annually. Our underwriting standards for residential mortgage loans generally conform to standards established by Fannie Mae and the Freddie Mac. Our underwriters and secondary market buyers obtain or review each loan application to determine the borrower’s ability to repay, and confirm the significant information through the use of credit reports, financial statements, employment and other verifications.

When originating a real estate mortgage loan, we obtain a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and the appraisal will be reviewed by one of the underwriters. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

7.

We require that a survey be conducted and title insurance be obtained, insuring the priority of our mortgage lien. Underwriters review all loans to ensure that guidelines are met or that waivers are obtained in limited situations where offsetting factors exist.

                    Construction - Residential Real Estate Loans

The construction loan portfolio includes both residential real estate and commercial real estate projects. Generally, construction loans have terms which match permanent financing offered by us. During the construction phase, the borrower may pay interest only, which is typically funded with an interest reserve.

Through our Business Banking and Residential Lending division, we originate real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for construction of one-to-four family residences. Generally, these loans are offered on the same basis as other residential real estate loans. Our construction loans typically have terms up to 18 months and have rates higher than permanent one-to-four family loans offered by us. Generally, the maximum loan-to-value ratio is 80%. The loan-to-cost maximum has been up to 90%.

We have construction loans on commercial real estate projects secured by industrial properties, office buildings or other property. The majority of the projects are considered pre-sold, pre-leased or owner-occupied. Following the construction phase, loans will either be converted to permanent financing, paid off or paid down with sales proceeds.

                    Land Loans

Our portfolio does include exposure to land development both residential and commercial. Typically, Borrowers have or had preliminary plans for development and were waiting for final plans to be completed to submit for construction financing. Due to adverse market conditions, original development plans may now be infeasible or altered.

The following chart illustrates the composition of our construction and land development loan portfolio as December 31, 2008 and 2007.

(Dollars in thousands)	December 31,

	2008		2007

	Balance	%	Balance	%

Construction
Residential	$3,586	4.3%	$2,522	4.5%
Residential Spec	16,939	20.4%	14,076	24.9%
Commercial	20,349	24.5%	9,727	17.2%
Commercial Spec	3,185	3.8%	4,502	8.0%
Land Development
Residential	2,076	2.5%	1,860	3.3%
Residential Spec	17,561	21.1%	5,900	10.4%
Commercial	2,175	2.6%	5,740	10.1%
Commercial Spec	17,290	20.8%	12,276	21.6%

Total	$83,161	100.0%	$56,603	100%

          Consumer Loans

We originate consumer loans bearing both fixed and prime-based interest rates. We originate our loans directly through our banking centers, through our business bankers and through our residential division.

We focus our consumer lending on the origination of direct second mortgage loans and home equity loans (secured by a junior lien on residential real property), and home improvement loans. These loans are typically based on a maximum 80% to 90% loan-to-value ratio. Second mortgage and home improvement loans generally will originate on either a line of credit or a fixed term basis ranging from 5 to 15 years. We also extend personal loans, which may be secured by various forms of collateral, both real and personal, or to a minimal extent, may be made on an unsecured basis.

          Commercial Loans

Through our Business Banking and SBA divisions, we focus on the target commercial loan market comprised of small- to medium-sized businesses with combined borrowing needs up to $20.0 million. These businesses include

8.

professional associations (physicians, law firms, and accountants), medical services, retail trade, construction, wholesale trade, manufacturing, and tourism-related service industries.

Our commercial loans are primarily derived from our market area and underwritten on the basis of the borrowers’ ability to service such debt from recurring income. As a general practice, we will take as collateral a security interest in any available real estate, equipment, or other asset, although such loans may also be made on an uncollateralized basis. Short-term assets primarily secure collateralized working capital loans, whereas long-term assets primarily collateralize term loans.

In certain situations, we use various loan programs sponsored by the SBA. Properly utilized, SBA loans can help to reduce our loan portfolio risk and can provide us with non-interest income.

          Loan Administration and Underwriting

Through our Credit & Risk Management division, we use our loan origination underwriting procedures to assess both the borrower’s ability to make principal and interest payments and the value of the collateral securing the loan. Our Credit & Risk Management division is responsible for a battery of management and board risk management monitoring and for reporting to various management and board committees. Given our emphasis on business purpose lending, our loans may be viewed as involving a higher degree of credit risk than is the case with banks that might focus on long-term residential mortgage loans, where greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.

Our Board of Directors has approved set levels of lending authority to the Management Loan Committee, as well as limited authority for certain officers based on the loan amount, the proposed use of proceeds, and the secured or unsecured status of a loan. All use of delegated loan authorities are preceded by a determination of the worthiness of the loan request by the Credit & Risk Management division. Typically, the Management Loan Committee reviews loan requests and if a particular request exceeds the loan authority limits delegated to this committee, these requests, if approved, are presented to 1st United Bank’s Board Loan Committee for final approval.

Before and after loan closing, our loan operations personnel review all loans for adequacy of documentation and compliance with regulatory requirements. At least annually, our loan review personnel analyze loans over certain size thresholds, problem loans and loans with certain loan quality ratings to ensure that appropriate quality ratings are assigned and ultimately to assist in determining the adequacy of the allowance for loan losses.

          Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2008, 2007, 2006, 2005 and 2004, approximately 79.7%, 78.0%, 78.8%, 74.9%, and 72.4%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans are generally repaid from operational earnings, collection of rent or conversion of assets. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2008, 2007, 2006, 2005, and 2004, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 79.7%, 78.0%, 78.8%, 74.9%, and 72.4%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain profitable business

9.

relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. Business banking provides loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, we have established a self imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At December 31, 2008, we had exposure of 9.8% and 8.4%, respectively, of total loans related to residential and commercial loans in the program, as compared to 9.95% and 12.16%, respectively, at December 31, 2007, of total loans related to the residential and commercial loans in the program.

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. We had no OREO property as of December 31, 2008 or December 31, 2007.

The following table summarizes the amounts of impaired loans, all of which were considered collateral dependent:

(Dollars in thousands)	December 31,

	2008	2007	2006	2005	2004

Gross loans with no related allowance for loan losses	$6,740	$—	$65	$—	$968
Gross loans with related allowance for loan losses recorded (*)	7,113	1,101	1,914	1,671	591

Total in impaired loans	13,853	$1,101	$1,979	$1,671	$1,559

Allowances on these loans	$(1,522)	$(478)	$(905)	$(870)	$(89)

(*) Government guaranteed portion	$—	$—	$436	$406	$968

The average net investment in impaired loans and interest income recognized and received on impaired loans during each of the periods indicated was as follows:

(Dollars in thousands)	Year ended December 31,

	2008	2007	2006	2005	2004

Average investment in impaired loans	$14,288	$1,270	$1,755	$1,702	$724
Interest income recognized on impaired loans	373	172	21	18	12
Interest income received on impaired loans	160	107	18	10	10

10.

As of December 31, 2008, 2007, 2006, 2005, and 2004, past due and non-accrual loans (together totaling non-performing loans) were as follows:

(Dollars in thousands)

	December 31,

	2008		2007		2006		2005		2004

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Past due 90 or more days and still accruing	$2,059	0.42%	$87	0.03%	$—	0.00%	$541	0.28%	$—	0.00%
Non-accrual loans	8,549	1.76%	192	0.07%	1,112	0.44%	839	0.44%	608	0.68%

Total non-performing loans	$10,608	2.18%	$279	0.10%	$1,112	0.44%	$1,380	0.72%	$608	0.68%

Allowance for loan losses/loans		1.19%		0.73%		0.84%		0.99%		1.48%

Allowance for loan losses/non-performing loans		54.67%		741.94%		193.25%		137.17%		218.42%

Loans past due 90 days still on accrual at December 31, 2008 include one loan with a principal balance of $2.1 million, which was paid off with both principal and accrued interest after December 31, 2008. Excluding this loan, the allowance for loan loss/non-performing loans at December 31, 2008 was 67.83%. Non-accrual loans include $2.9 million of Equitable loans.

As part of the acquisitions of Equitable and Citrus, we acquired certain loans with an aggregate face value of $27.3 million, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a discount of $9 million was recorded for these loans at the date of acquisition. The carrying amount of these loans at December 31, 2008 was approximately $15.1 million, net of a discount of $7.2 million.

Interest accreted into income for these loans during 2008 was $1.2 million, while the remaining amount of income expected to be collected (accreted) at year end 2008 was $610. There were no reclassifications of non-accretable differences during 2008.

At year end 2008, none of these loans were included in nonperforming loans or otherwise considered impaired. Further, we have not recorded any allowance for loan losses for these loans as of or for the year ending December 31, 2008.

We had no troubled debt restructurings as of December 31, 2008, 2007, 2006, 2005 and 2004. As of December 31, 2008, we have not identified any potential problem loans (not already disclosed) which causes management to have serious doubts as to the ability of those borrowers to comply with present loan repayment terms.

During the years ended December 31, 2008, 2007, 2006, 2005, and 2004, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $338, $65, $75, $20, and $58, respectively (dollars in thousands).

          Allowance for Loan Losses

In originating loans, we recognize that we will experience credit losses and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies.

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

11.

Based on an estimate computed pursuant to the requirements of FAS No. 5, “Accounting for Contingencies,” and FAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the allowance for loan losses consists of three (3) components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of borrower and/or guarantors have deteriorated, or there are chronic delinquencies. It is our policy to analyze substandard loans in accordance with FAS No. 114, and provide a specific credit allocation if needed. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. At December 31, 2008, we identified approximately $13.9 million (or 2.9% of total loans) in loans we have classified as impaired. This compares to $1.1 million at December 31, 2007. At December 31, 2008 and December 31, 2007, the specific credit allocation included in the allowance for loan losses for loans impaired was $1,522 and $478, respectively (dollars in thousands). The $15.1 million of loans acquired in the Equitable merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification; however, they were not considered impaired at December 31, 2008.

We determine the general portfolio allocation component of the allowance for loan losses statistically using a loss analysis that examines historical loan loss experience adjusted for current environmental factors. We perform the loss analysis quarterly and update loss factors regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

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

During the years ended December 31, 2008, 2007, 2006, 2005, and 2004, the activity in our allowance for loan losses was as follows:

(Dollars in thousands)	Year ended December 31,

	2008	2007	2006	2005	2004

Balance at beginning of period	$2,070	$2,149	$1,893	$1,328	$1,021
Provision charged to expense	1,910	145	181	194	53
Effect of acquisition	2,731	—	—	—	190
Charge-offs	(915)	(502)	(73)	(15)	(98)
Recoveries	3	278	148	386	162

Balance at end of period	$5,799	$2,070	$2,149	$1,893	$1,328

Net charge-offs (recoveries) /average total loans	0.21%	0.08%	(0.03)%	(0.27)%	(0.10)%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

12.

(Dollars in thousands)	December 31,

	2008		2007		2006		2005		2004

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial loans	$1,870	19%	$636	20%	$1,101	20%	$1,044	21%	$638	25%
Real estate loans	3,807	79%	1,165	77%	1,012	79%	737	75%	660	72%
Consumer loans	16	2%	48	3%	36	1%	55	4%	26	3%
Other	106		221	—	—	—	57	—	4	—

Total	$5,799	100%	$2,070	100%	$2,149	100%	$1,893	100%	$1,328	100%

The following tables reflect charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,

	2008		2007		2006

	Charge-offs	Recoveries	Charge-offs	Recoveries	Charge-offs	Recoveries

Real estate	$671	$—	$—	$263	$—	$18
Commercial	244	3	502	15	62	119
Consumer and others	—	—	—	—	11	11

Total	$915	$3	$502	$278	$73	$148

(Dollars in thousands)	December 31,

	2005		2004

	Charge-offs	Recoveries	Charge-offs	Recoveries

Real estate	$—	$325	$—	$65
Commercial	15	61	94	85
Consumer and others	—	—	4	12

Total	$15	$386	$98	$162

Deposits

We maintain and enhance a full range of deposit accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, and telephone banking services to include account inquiry and balance transfers. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 25% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies.

13.

As of December 31, 2008, 2007, and 2006, the distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,

	2008		2007		2006

	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate

Noninterest bearing accounts	$93,451		$66,101		$61,376

Interest bearing accounts
NOW accounts	$47,851.95%		$35,722	1.80%	$31,261	1.58%
Money market accounts	92,959	1.94%	64,984	3.74%	47,729	3.13%
Savings accounts	9,585	0.72%	3,010	0.33%	3,388	0.30%
Certificates of deposit	157,601	3.72%	79,520	5.25%	64,220	4.58%

Total interest bearing deposits	$307,996	2.66%	$183,236	3.96%	$146,598	3.37%

Average total deposits	$401,447	2.04%	$249,337	2.91%	$207,974	2.37%

As of December 31, 2008, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$28,206	3.25%
3 to 6 months	11,761	4.19%
6 to 12 months	30,681	3.67%
Over 12 months	17,744	4.48%

	$88,392	3.77%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2008, 2007, and 2006.

(Dollars in thousands)	December 31, 2008				December 31, 2007

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$18,129	0.29%	$19,038	0.92%	$27,509	2.39%	$17,836	3.78%
Fed Funds purchased	—	—	1,023	2.74%	—	—	1,809	5.75%
FHLB advances	56,013	1.08%	37,654	2.50%	20,000	4.63%	27,107	5.30%
Other borrowings	5,250	6.49%	3,899	6.49%	—	—	—	—

Total	$79,392		$61,614		$47,509		$46,752

	December 31, 2006

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$18,859	4.11%	$17,050	3.84%
Fed Funds purchased	2,876	5.79%	2,211	5.25%
FHLB advances	17,500	5.50%	9,493	5.47%

Total	$39,235		$28,754

14.

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

	December 31,

(Dollars in thousands)	2008		2007		2006

	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end

Repurchase agreements	$23,438	Jan-08	$27,537	Jan-07	$25,188	Oct-06
Fed Funds purchased	6,301	Aug-08	7,819	May-07	10,735	Mar-07
FHLB advances	56,000	Dec-08	30,500	Feb-07	17,500	Dec-06
Other borrowings	5,500	Jul-08	—		—

Competition

Commercial banking in Florida, including our market, is highly competitive, due in large part to Florida’s profile of high population growth and wealth. As a result, Florida enjoys a vital and growing base of commercial banks. Our market contains not only a strong base of community banks, but also significant numbers of the country’s largest commercial and wealth management/trust banks.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our larger competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can.

Our largest competitors in the market include Bank of America, Wells Fargo, AmTrust Financial Corporation, PNC, Citigroup, and Regions Financial, and these institutions capture the majority of the deposits. According to data provided by the FDIC, as of June 30, 2008, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 2% in each county where we operate. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

          Seasonality

We do not believe our business to be cyclical or seasonal in nature.

          Marketing and Distribution

In order to market our deposit products, we use local print advertising and provide sales incentives for our employees and offer special events to generate customer traffic.

Our Board of Directors and management team realize the importance of forging partnerships within the community as a method of expanding our customer base and serving the needs of our community. In this regard, we are an active participant in various community activities and organizations. Participation in such events and organizations allows management to determine what additional products and services are needed in our community as well as assisting in our efforts to determine credit needs in accordance with the Community Reinvestment Act.

15.

          Website Access to Our Reports

Our Internet website is www.1stunitedbankfl.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and, once our common stock is registered pursuant to Section 12 of the Exchange Act, reports filed pursuant to Sections 16, 13(d), and 13(g) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

Regulatory Considerations

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Such legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

Bancorp is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

          Permitted Activities.

The Gramm-Leach-Bliley Act, enacted on November 12, 1999, amended 1st United Bank Holding Company Act by (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions will apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

16.

          Changes in Control.

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation. These requirements will affect us because 1st United Bank is chartered under Florida law and changes in control of us are indirect changes in control of 1st United Bank.

          Tying.

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

          Capital; Dividends; Source of Strength.

The Federal Reserve imposes certain capital requirements on bank holding companies under 1st United Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to 1st United Bank, and such loans may be repaid from dividends paid from 1st United Bank to us.

The ability of 1st United Bank to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to 1st United Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to 1st United Bank and to commit resources to support 1st United Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

17.

1st United Bank

1st United Bank is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of 1st United Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of 1st United Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. 1st United Bank is also a member bank of the Federal Reserve System, which makes 1st United Bank’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, 1st United Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law, and the FDIC has certain enforcement powers over 1st United Bank.

As a state chartered banking institution in the State of Florida, 1st United Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of 1st United Bank’s customers. Various consumer laws and regulations also affect the operations of 1st United Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund (“DIF”).

          Reserves.

The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

          Dividends.

1st United Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of 1st United Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from 1st United Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

In addition, as a result of our participation in the Capital Purchase Program, we may not pay dividends on our common stock during the three-year period ending March 13, 2012, without the consent of the Treasury Department, unless the Treasury Department no longer holds shares of the Series C Preferred Stock or the Series D Preferred Stock we issued in the Capital Purchase Program.

18.

          Insurance of Accounts and Other Assessments.

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006. 1st United Bank pays its deposit insurance assessments to the DIF, which insures 1st United Bank’s deposit accounts.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. This increase in coverage does not in itself increase our DIF assessment.

In addition, on November 26, 2008 the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the deposit insurance coverage limits for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%. Thus, all money in these accounts is fully insured by the FDIC regardless of dollar amount. This second increase to coverage is in effect through December 31, 2009. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the TAGP covered deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. We have elected to participate in the TAGP.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.12% of deposits for an institution in the highest sub-category of the highest category to 0.50% of deposits for an institution in the lowest category. Beginning with the second quarter of 2009, the FDIC has announced it will make changes to the deposit insurance assessment system to require riskier institutions to pay a larger share of the DIF assessment. The FDIC has announced that the new assessment rates will range from 0.08% to 0.775%. Any changes to our DIF assessment rate will impact our earnings.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point (the rate is adjusted quarterly) of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the DIF by imposing an emergency special assessment on all insured financial institutions. This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009. The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of March 9, 2009, no final determination has been made. Based on our deposits as of December 31, 2008, we anticipate our special assessment, based on the current guidance from the FDIC of between a 10 and 20 basis points special assessment, to be between $443,500 and $887,000.

          Transactions With Affiliates.

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of 1st United Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between 1st United Bank and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to 1st United Bank, as those prevailing for comparable nonaffiliated transactions. In addition, 1st United Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and its

19.

corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed 1st United Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which 1st United Bank is permitted to extend credit to executive officers.

          Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction. 1st United Bank received a satisfactory rating on its most recent Community Reinvestment Act assessment.

          Capital Regulations.

The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank and financial holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50%

20.

conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the “leverage ratio”). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The bank regulators also continue to consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a financial holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Financial holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher ratios.

We currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and are unaware of any material violation or alleged violation of these regulations, policies or directives.

          Basel II Capital Standards.

We may decide to adopt certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision. The federal banking regulators have implemented new risk-based capital requirements in the United States. These new requirements, which are often referred to as the Basel II Accord, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than previous standards. The Basel II standards will be mandatory only with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more. We will continue to closely monitor developments on these matters and assess their impact on us.

          Interstate Banking and Branching.

The Bank Holding Company Act was amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

21.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

The Interstate Banking Act also provides that adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. Unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation.

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the “Florida Branching Act”). The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Office of Financial Regulation, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from this transaction may maintain and operate the branches of the Florida bank that participated in this merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

          Bank Secrecy Act/Anti-Money Laundering.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was enacted in response to the terrorist attacks occurring on September 11, 2001. The USA PATRIOT Act is intended to strengthen the U.S. law enforcement and intelligence communities’ ability to work together to combat terrorism. Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including 1st United Bank, to file reports and maintain records to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected customer identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods.

In 2007, the Federal Reserve and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the Federal Deposit Insurance Act. This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program or, in the alternative, 1st United Bank fails to correct a deficiency which has been previously cited by the federal banking agency with respect to the 1st United Bank’s BSA/AML compliance program. The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements. The policy statement also does not address the independent authority of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

          Privacy.

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

          Fair and Accurate Credit Transaction Act of 2003.

The Fair and Accurate Credit Transaction Act of 2003, which amended the Fair Credit Reporting Act, enhances consumers’ ability to combat identity theft, increases the accuracy of consumer reports, allows consumers to exercise greater control over the type and amount of marketing solicitations they receive, restricts the use and

22.

disclosure of sensitive medical information, and establishes uniform national standards in the regulation of consumer reporting.

In 2007, the Federal Reserve and the other federal financial regulatory agencies together with the U.S. Department of the Treasury and the Federal Trade Commission issued final regulations (Red Flag Regulations) enacting Sections 114 and 315 of the Fair and Accurate Credit Transaction Act of 2003. The Red Flag Regulations required 1st United Bank to have identity theft policies and programs in place by no later than November 1, 2008. The Red Flag Regulations require 1st United Bank to develop and implement an identity theft protection program for combating identity theft in connection with new and existing consumer accounts and other accounts for which there is a reasonably foreseeable risk of identity theft.

          Consumer Laws and Regulations.

1st United Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. 1st United Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Future Legislative Developments

Various legislative acts are from time to time introduced in Congress and the Florida legislature. This legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Effect of Governmental Monetary Policies

The commercial banking business in which 1st United Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st United Bank cannot be predicted.

Since December 2008, the Federal Reserve has adopted a zero interest rate policy to help combat the severe economic downturn in the United States and growing deflationary pressure. For banks, one of the most significant downsides with a zero interest rate policy is that it causes the yield curve to flatten (i.e. there is little difference between short and long term interest rates). Because banks make money by lending long term and borrowing short term funds, the narrowing of this gap narrows profit margins.

23.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation in Florida. We file a consolidated federal income tax return with a fiscal year ending on December 31.

Employees

As of December 31, 2008, we had a total of approximately 153 employees, including approximately 141 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Item 1A.	Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Cautionary Statement Regarding Forward-Looking Information,” you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

          Risks Related to our Business

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies, and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the United States Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by

24.

financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In 2009, with the change in presidential administrations, additional changes have been announced, such as the creation of a Public-Private Investment Fund to purchase “toxic assets”, which are primarily mortgage-backed securities and nonperforming mortgage loans, from financial institutions. Further, a new capital injection plan has been unveiled accompanied with significantly more restrictions on the payment of executive compensation and dividends, and a prohibition on acquisitions. As of mid-February, many of the details have yet to be finalized on these new programs.

The purpose of all of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

The loss of key personnel may adversely affect us.

Our success is, and expected to remain, highly dependent on our senior management team. As a community bank, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability.

We may have difficulties integrating Equitable’s operations into our own or may fail to realize the anticipated benefits of the merger.

Our merger with Equitable involves the integration of two companies that have previously operated independently of each other. Successful integration of Equitable’s operations will depend primarily on our ability to consolidate Equitable’s operations, systems and procedures into those of ours to eliminate redundancies and costs. We may not be able to integrate the operations without encountering difficulties including, without limitation:

▪	the loss of key employees and customers;

▪	possible inconsistencies in standards, control procedures and policies; and

▪	unexpected problems with costs, operations, personnel, technology or credit.

In addition, any enhanced earnings or cost savings that we expect to result from the merger, including by reducing costs, improving efficiencies, and cross-marketing, may not be fully realized or may take longer to be realized than expected.

An inadequate allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains

25.

an allowance for loan losses based on, among other things, experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.

As of December 31, 2008, 1st United Bank’s allowance for loan losses was $5.8 million, which represented approximately 1.19% of its total amount of loans. 1st United Bank had $8.5 million in non-accruing loans as of December 31, 2008. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United Bank’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United Bank’s allowance for loan losses would adversely impact our net income and capital.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial and construction/development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

▪

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.

▪

Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

▪

Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. Such financing may not be available to us on acceptable terms or at all.

Further, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than shareholders at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute your ownership interest and such dilution could be substantial.

26.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on 1st United Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and its borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is likely in the current zero interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby reducing our net interest income.

Our loan portfolio is heavily concentrated in mortgage loans secured by commercial and residential properties in South Florida.

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South Florida. As of December 31 2008, a significant portion of our loans secured by real estate are secured by commercial and residential properties located in Palm Beach, Miami-Dade, and Broward Counties, Florida. The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in that area, such as the one the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could result in reduced net income.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

▪	general or local economic conditions;

▪	environmental cleanup liability;

▪	neighborhood values;

▪	interest rates;

▪	real estate tax rates;

▪	operating expenses of the mortgaged properties;

▪	supply of and demand for rental units or properties;

▪	ability to obtain and maintain adequate occupancy of the properties;

▪	zoning laws;

▪	governmental rules, regulations and fiscal policies; and

▪	acts of God.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

27.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Concerns of customers over deposit insurance may cause a decrease in our deposits.

With increase concerns about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from 1st United Bank in an effort to ensure that the amount that they have on deposit at 1st United Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. We have experienced an overall slow down in the origination of residential mortgage loans for sale recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. We do not anticipate that the housing market will improve in the near-term, and, accordingly, this could lead to additional valuation adjustments on our loan portfolios.

We may face risks with respect to future expansion.

As a strategy, we have sought to increase the size of our operations by aggressively pursuing business development opportunities. We have made acquisitions of financial institutions and may continue to seek whole bank or branch acquisitions in the future. Acquisitions and mergers involve a number of risks, including:

▪	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

▪	the ability to finance an acquisition and possible ownership and economic dilution to existing shareholders;

▪	diversion of management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the acquired institution;

▪	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on results of operations; and

▪	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful and following any future merger or acquisition, after giving it effect, we may not achieve financial results comparable to or better than our historical experience.

Potential acquisitions may dilute shareholder value.

We regularly evaluate opportunities to acquire other financial institutions. As a result, merger and acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisitions.

28.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2008 has been designated as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2008, we maintained $35.1 million or 100% of our total securities as available-for-sale.

Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The market value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

1st United Bank and we are subject to extensive governmental regulation.

1st United Bank and we are subject to extensive governmental regulation. We, as a financial holding company, are regulated primarily by the Federal Reserve. 1st United Bank is a commercial bank chartered by the State of Florida and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation and the Florida Office of Financial Regulation. As a member of the Federal Home Loan Bank, 1st United Bank must also comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and 1st United Bank. 1st United Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the section entitled “Item 1. Business – Regulatory Considerations” of this Report.

The banking industry is very competitive.

The banking business is highly competitive and 1st United Bank competes directly with financial institutions that are more established and have significantly greater resources and lending limits. As a result of those greater resources, the larger financial institutions may be able to provide a broader range of products and services to their customers than us and may be able to afford newer and more sophisticated technology than us. Our long-term success will be dependent on the ability of 1st United Bank to compete successfully with other financial institutions in its service areas.

1st United Bank must comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (OFAC). In order to comply with regulations, guidelines and examination procedures in this area, 1st United Bank has been required to adopt new policies and procedures and to install new systems. If 1st United Bank’s policies, procedures and systems are deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, 1st United Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans.

Confidential customer information transmitted through 1st United Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose 1st United Bank to litigation and adversely affect its reputation and ability to generate deposits.

1st United Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. 1st United Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. 1st United Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that 1st United

29.

Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose 1st United Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in 1st United Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

          Risks Related to an Investment in our Common Stock

Our participation in the Treasury’s Capital Purchase Program may adversely affect the value of our common stock and the rights of our common shareholders.

The terms of the preferred stock we issued under the Treasury’s Capital Purchase Program could reduce investment returns to our common shareholders by restricting dividends. Without the prior consent of the Treasury, we will be prohibited from paying dividends on our common stock for the first three years while the Treasury holds the preferred stock.

Also, the Series C Preferred Stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by us. The Series D Preferred Stock requires quarterly dividends to be paid at the rate of 9% per annum until the stock is redeemed by us. The payments of these dividends will decrease the excess cash we otherwise have available to pay dividends on our common stock and to use for general corporate purposes, including working capital.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is traded on the Pink Sheets, there has been limited trading activity in our common stock. The average daily trading volume of our common stock since it began trading in April 2008 has been less than 1,000 shares. Due to the limited trading activity of our common stock, relatively small trades may have a significant impact on the price of our common stock.

Future sales of our common stock could further depress the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, may have on the trading price of our common stock. Future sales of shares of our common stock by our existing shareholders or by us, or the perception that such sales may occur, could adversely affect the market price of shares of our common stock and may make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate.

Our management holds a large portion of our common stock.

Our directors and executive officers beneficially own about 2.2 million shares of our common stock, or approximately 25.6% of our total outstanding shares. As a result, our management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

Management may also have interests that differ from yours and may vote in a way that is adverse to your interests. The concentration of ownership may delay, prevent or deter a change-in-control, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our Articles of Incorporation, Bylaws, and certain laws and regulations may prevent or delay transactions you might favor, including our sale or merger.

We are registered with the Federal Reserve as a financial holding company under the Gramm-Leach-Bliley Act and are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Provisions of our Articles of Incorporation, bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of

30.

Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Supermajority voting requirements to remove a director from office;

▪	Requirement that only directors may fill a Board vacancy;

▪	Requirement that a Special Meeting may be called only by a majority vote of our shareholders;

▪	Provisions regarding the timing and content of shareholder proposals and nominations;

▪	Supermajority voting requirements to amend our Articles of Incorporation;

▪	Absence of cumulative voting; and

▪	Inability for shareholders to take action by written consent.

Since the effectiveness of our registration statement filed with the SEC in connection with the merger with Equitable, we have become subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. A failure of our controls and procedures to detect errors or fraud could seriously harm our business and results of operations.

We have not paid cash dividends to our common shareholders and have no plans to pay future cash dividends to our common shareholders.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to our common shareholders. Because we have not paid cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. You should not expect an appreciation in value.

Our shares of common stock are not insured deposits.

The shares of our common stock are not bank deposits and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently operate 14 full service banking centers in Florida, which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

31.

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
North Palm Beach Banking Center	April 2000	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007 (3)	Leased
Hollywood Banking Center	September 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Plantation Banking Center	November 1994 (1) (3)	Leased
Coral Ridge Banking Center	November 2004 (1)	Leased
Vero Beach Banking Center	August 2008 (2)	Own
Sebastian Banking Center	August 2008(2)	Own
Barefoot Bay Banking Center	August 2008(2)	Own

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable merger on February 29, 2008, these banking centers became 1st United Bank offices.

(2)	Represents banking centers acquired as part of the Citrus Acquisition consummated on August 15, 2008.

(3)

Effective April 17, 2008, 1st United Bank is closing its Hollywood Banking Center. This location will continue to be utilized as a loan office. Effective March 27, 2008, 1st United is closing its Plantation Banking Center. The Plantation lease expires in April 2009.

Item 3.	Legal Proceedings

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Pink Sheets since April 16, 2008 under the symbol “FSDB”. There is a limited trading market for our common stock. For all periods prior to the second quarter of 2008, the table below sets forth the high and low trade prices for our common stock of which its management is aware for the periods indicated. A dash indicates periods during which management was unaware of any trades. Beginning with the second quarter of 2008, the following table sets forth the range of high and low bid quotations on the Pink Sheets. These quotations as reported by the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. As a result of our participation in the Capital Purchase Program, we may not pay dividends on our common stock during the three-year period ending March 13, 2012, without the consent of the Treasury Department, unless the Treasury Department no longer holds shares of the Series C Preferred Stock or Series D Preferred Stock we issued in the Capital Purchase Program. We also have other restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of February 27, 2009, our common stock was held by approximately 550 shareholders of record.

32.

	High	Low

2007
First Quarter	$14.50	$14.50
Second Quarter	14.50	14.50
Third Quarter	14.50	14.50
Fourth Quarter	—	—

2008
First Quarter	$14.50	$14.50
Second Quarter	11.25	6.25
Third Quarter	8.00	6.00
Fourth Quarter	6.50	5.50

Item 6.	Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

33.

(Dollars in thousands, except per share data)	As of and for the year ended December 31,

	2008	2007	2006	2005(a)	2004(a)

BALANCE SHEET DATA
Total assets	$617,821	$375,834	$332,244	$246,580	$143,242
Total gross loans	486,299	285,389	254,816	190,769	89,502
Allowance for loan losses	5,799	2,070	2,149	1,893	1,328
Securities available for sale	35,075	35,546	32,867	34,392	29,591
Deposits	436,269	272,235	240,210	186,017	111,648
Shareholders’ equity	98,870	54,498	50,912	39,693	25,101
INCOME STATEMENT DATA
Interest income	$30,250	$24,699	$19,948	$10,979	$5,306
Interest expense	9,584	9,474	6,233	2,813	1,296

Net interest income	20,666	15,225	13,715	8,166	4,010
Provision for loan losses	1,910	145	181	194	53

Net interest income (loss) after provision for loan losses	18,756	15,080	13,534	7,972	3,957
Noninterest income	2,037	1,911	1,418	1,656	472
Noninterest expense	22,904	16,989	14,887	10,183	8,064
Income tax expense (benefit)	(752)	(3,391)	—	—	—

Net income (loss)	$(1,359)	$3,393	$65	$(555)	$(3,635)

PER SHARE DATA(a)
Basic and diluted earnings (loss) per share:
Basic	$(.25)	$0.72	$0.01	$(0.20)	$(1.73)
Diluted	(.25)	0.71	0.01	(0.20)	(1.73)
Book value	$10.88	$11.61	$10.78	$10.15	$9.53
SELECTED OPERATING RATIOS
Return on average assets	(.25)%	0.97%	0.02%	(0.28)%	(3.03)%
Return on average shareholders’ equity	(1.63)%	6.64%	0.13%	(2.20)%	(16.62)%
Net interest margin	4.23%	4.72%	5.20%	4.51%	3.83%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	16.00%	14.50%	15.32%	16.10%	17.52%
Non-accrual loans/total loans	1.76%	0.07%	0.44%	0.43%	0.68%
Allowance for loan losses/loans	1.19%	0.73%	0.84%	0.99%	1.48%
Allowance for loan losses/non-accrual loans	68%	1,078%	193.26%	225.63%	218.42%
Net charge-offs (recoveries)/average loans	0.21%	0.08%	(0.03)%	(0.27)%	(0.10)%

(a) All historical per share data has been adjusted for the 1:10 reverse stock split effective August 19, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

34.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A Risk Factors of this Annual Report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements.

However, other factors besides those listed in Item 1A Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Business Overview

We are a financial holding company headquartered in Boca Raton, Florida.

On February 29, 2008, we completed the merger and acquisition of Equitable Financial Group, Inc. (“Equitable”) and its wholly-owned subsidiaries Equitable Bank and Equitable Equity Lending, which we refer to as the Equitable Merger. We issued 1,928,610 shares of our common stock and paid cash of approximately $27.6 million to the Equitable shareholders and option holders. The Equitable Merger increased our banking centers from 8 to 11 locations. In addition, we acquired approximately $146.9 million in net loans, $29.9 million in cash and securities, $136.0 million in deposits and $25.7 million in repurchase agreements and borrowings in the Equitable Merger. We recorded approximately $37.4 million in goodwill and $1.4 million in core deposit intangibles as a result of the Equitable Merger.

Our merger with Equitable is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only does the Equitable Merger expand our current operations in Broward County, but it also provided for expansion into a new and desirable market in northern Miami-Dade County. Given the similar community banking orientation and complementary business models of Bancorp and Equitable, we believe that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

On August 15, 2008, 1st United Bank completed an acquisition of the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A., headquartered in Vero Beach, Florida. We refer to this as the Citrus Acquisition. The Citrus Acquisition resulted in the assumption and acquisition of approximately $87.5 million in deposits and $38 million in net loans. In addition, we expanded our banking centers to Vero Beach, Sebastian, and Barefoot Bay, Florida. As a condition of receiving regulatory approval of the acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters.

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

35.

financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans.

          Recent Industry Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. In fact, the National Bureau of Economic Research announced that the U.S. had entered into a recession in December 2007. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, as well as other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. This market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry.

Over the course of the past year, the landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008. Lehman Brothers Holdings Inc. declared bankruptcy, and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG.

Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida are reflected in current unemployment statistics. The Florida unemployment rate at the end of 2008 increased to 8.1% from 4.7% at the end of 2007, reaching the highest level since September 1992. A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

To combat the severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy, sometimes through the use of extraordinary techniques that previously have had limited use. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the Treasury Department the ability to purchase or insure troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. In addition, the Federal Reserve has lowered both the federal funds benchmark rate and the discount rate by 400 basis points in 2008, and at year end the federal funds target rate was approximately 0% and the discount rate was 0.50%. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole.

As these government programs have been announced, we have reviewed the programs to determine whether we should participate. We have elected to participate in the Transaction Account Guarantee Program, which provides a guarantee from the FDIC for certain non-interest bearing transaction accounts, certain NOW accounts, and certain lawyer trust accounts. In addition, on March 13, 2009, we entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”). As discussed in more detail in Item 9B. Other Information in this Report, we received $10 million in additional capital through the Capital Purchase Program. In exchange, we issued 10,000 shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) to the Treasury. Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. We also issued a warrant (the “Warrant”) to the Treasury to purchase 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D

36.

Preferred Stock”) with an exercise price of $0.01 per share. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

Financial Overview

•

Net loss for the year ended December 31, 2008 was $1.4 million compared to net earnings of $3.4 million in 2007. Our 2008 results were impacted by pre-tax, merger related reorganization expense of $1.4 million and our 2007 results were impacted by a $3.4 million income tax benefit due to the reversal of the valuation allowance on the deferred tax asset.

•	Net interest margin declined to 4.23% for the twelve months ended December 31, 2008 compared to 4.72% for the twelve months ended December 31, 2007.

•	Non-accrual loans at December 31, 2008 represented 1.76% of total loans compared to .07% at December 31, 2007.

•

The changes in operating results for the period ended December 31, 2008 when compared to the period ended December 31, 2007, and for the balance sheet at December 31, 2008 when compared to December 31, 2007, were substantially a result of the Equitable Merger and Citrus Acquisition.

Financial Condition

At December 31, 2008, our total assets were $617.8 million and our net loans were $480.4 million or 77.8% of total assets. At December 31, 2007, our total assets were $375.8 million and our net loans were $283.4 million or 75.4% of total assets. The increase in net loans from December 31, 2007 to December 31, 2008 was $197.1 million or 69.8%. This increase was mainly attributed to the Equitable Merger and Citrus Acquisition which combined resulted in net loans of approximately $184.7 million. Compared to the prior two years, the growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets serviced by 1st United Bank, as well as an increased level of commercial loan payoffs.

At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans. At December 31, 2007, the allowance for loan losses was $2.1 million or 0.73% of total loans.

At December 31, 2008, our total deposits were $436.3 million, an increase of $164.0 million (60%) over December 31, 2007 of $272.2 million. Non interest bearing deposits represented 23.1% of total deposits at December 31, 2008 compared to 21.9% at December 31, 2007. The increase was mainly due to the Equitable Merger and Citrus Acquisition during 2008.

Federal Home Loan Advances increased $36 million to $56 million at December 31, 2008 when compared to 2007 primarily due to the Equitable Merger and Citrus Acquisition. Other borrowings include the subordinated debentures entered into during 2008 to facilitate the Citrus Acquisition.

Results of Operations

We recorded a loss of $1,359 for the year ended December 31, 2008, compared to earnings of $3,393 for the year ended December 31, 2007. The loss for the year was substantially attributed to a merger related expense of $1.4 million and an increase of $1.9 million to the loan loss reserve. The decrease in net earnings was mainly due to this merger related expense in 2008, and a significant tax benefit of $3,391 recorded in 2007, which we did not receive in 2008. In addition, a lower net interest margin in 2008 resulted from the aggressive reduction to the prime lending rate during 2008. Operating expenses increased as a result of the Equitable Merger and Citrus Acquisition transactions during 2008.

We recorded earnings of $3.4 million for the year ended December 31, 2007 as compared to earnings of $65 for the year ended December 31, 2006, or a change in results of operations of $3.3 million. The main reason for the increase was a tax benefit recorded for the year ended December 31, 2007 of $3.4 million.

          Net Interest Income

Net interest income, which constitutes the principal source of our income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities, and loans. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits, money market accounts, FHLB

37.

borrowings, and repurchase agreements. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

Net interest earnings for the years ended December 31, 2008 and 2007 are reflected in the following table:

	Year ended

	December 31, 2008			December 31, 2007

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans (a)	$439,124	$28,017	6.38%	$274,030	$22,398	8.17%
Investment securities	36,417	1,806	4.96%	36,190	1,664	4.60%
Federal funds sold, securities purchased under resale agreements and other	13,472	427	3.17%	12,543	637	5.08%

Total interest earning assets	489,013	30,250	6.19%	322,763	24,699	7.65%

Non-interest earning assets	66,246			28,446
Allowance for loan losses	(4,133)			(2,229)

Total Assets	$551,126			$348,980

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$47,851	$456	0.95%	$35,722	$642	1.80%
Money market accounts	92,959	1,804	1.94%	64,984	2,428	3.74%
Savings accounts	9,585	69	0.72%	3,010	10	0.33%
Certificates of deposit	157,601	5,861	3.72%	79,520	4,178	5.25%
Federal funds purchased and Repos	20,061	204	1.02%	19,645	779	3.97%
Other borrowings	41,553	1,190	2.86%	27,107	1,437	5.30%

Total interest-bearing liabilities	369,610	9,584	2.59%	229,988	9,474	4.12%

Non-interest-bearing liabilities
Demand deposit accounts	93,451			66,101
Other liabilities	4,461			1,768

Total non-interest bearing liabilities	97,912			67,869

Shareholders’ Equity	83,604			51,123

Total Liabilities and Shareholders’ Equity	$551,126			$348,980

Net interest spread		$20,666	3.59%		$15,225	3.53%

Net interest on average earning assets – Margin (b)			4.23%			4.72%

(a) Average loans include non-performing loans. Interest on loans includes loan fees of $427 in 2008, $209 in 2007, and $229 in 2006.

(b) Net interest margin is net interest income divided by average total interest-earning assets.

Our year-to-date net interest income was positively impacted by the increase in loans primarily from the $184.7 million of loans we acquired in the Equitable Merger and Citrus Acquisition. As the Equitable Merger was effective February 29, 2008, the merged assets affected net income for ten months, while the Citrus Acquisition which was effective August 15, 2008, affected operations for four and one-half months. Total loans grew by $201.5 million, or 70.6%, from $285.4 million at December 31, 2007 to $486.9 million at December 31, 2008. At December 31, 2008, net loans represented 77.9% of total assets and 110.3% of total deposits versus 75.4% of total assets and 104% of total deposits at December 31, 2007. Earnings for the year ended December 31, 2008 were negatively impacted by

38.

the full impact of decreases in the overnight Federal funds rate and 1st United Bank’s and the prime lending rate published in The Wall Street Journal which occurred throughout the last quarter of 2007 and 2008. A substantial portion of 1st United Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in 1st United Bank’s and Wall Street Journal’s prime rate. Since January 1, 2007, 1st United Bank’s and the Wall Street Journal’s lending prime rate has decreased from 8.25% to 3.25% at December 31, 2008. This decrease has had a negative impact on our interest income and margin.

Net interest income was $20.7 million for the year ended December 31, 2008, as compared to $15.2 million for the year ended December 31, 2007, an increase of $5.4 million or 35.7%. The increase resulted primarily from an increase in average earning assets of $166 million or 51.5% primarily due to the Equitable Merger and Citrus Acquisition. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 49 basis points from 4.72% during the year ended December 31, 2007 to 4.23% during the year ended December 31, 2008. The decrease was mainly the result of aggressive reductions by the Federal Reserve of the discount rate and overnight federal funds rate and higher volume of borrowings, resulting from a slowdown in deposit growth during 2008. At the same time, we have conservatively remained competitive with interest rates offered to our customers. We expect that the 175 basis point decrease in the overnight Federal funds rate since October 2008 and the similar decrease in 1st United Bank’s and the Wall Street Journal’s prime rate to have a further negative impact on our net interest income and margin.

39.

Net interest earnings for the years ended December 31, 2007 and 2006 are reflected in the following table:

(Dollars in thousands)	Year ended

	December 31, 2007			December 31, 2006

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans (a)	$274,030	$22,398	8.17%	$224,893	$18,314	8.14%
Investment securities	36,190	1,664	4.60%	32,225	1,276	3.96%
Federal funds sold and securities purchased under resale agreements	12,543	637	5.08%	6,711	358	5.33%

Total interest earning assets	322,763	24,699	7.65%	263,829	19,948	7.56%

Non-interest earning assets	28,446			26,988
Allowance for loan losses	(2,229)			(2,013)

Total Assets	$348,980			$288,804

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$35,722	$642	1.80%	$31,261	$494	1.58%
Money market accounts	64,984	2,428	3.74%	47,729	1,494	3.13%
Savings accounts	3,010	10	0.33%	3,388	10	0.30%
Certificates of deposit	79,520	4,178	5.25%	64,220	2,945	4.59%
Repos	19,645	779	3.97%	19,261	771	4.00%
Other borrowings	27,107	1,437	5.30%	9,493	519	5.47%

Total interest-bearing liabilities	229,988	9,474	4.12%	175,352	6,233	3.55%

Non-interest-bearing liabilities
Demand deposit accounts	66,101			61,376
Other liabilities	1,768			1,518

Total non-interest-bearing liabilities	67,869			62,894

Shareholders’ Equity	51,123			50,558

Total Liabilities and Shareholders’ Equity	$348,980			$288,804

Net interest spread		$15,225	3.53%		$13,715	4.01%

Net interest on average earning assets-Margin (b)			4.72%			5.20%

(a) Average loans include non-performing loans. Interest on loans includes loan fees of $427 in 2008, $209 in 2007, and $229 in 2006.

(b) Net interest margin is net interest income divided by average total interest-earning assets.

Net interest income was $15.2 million for the year ended December 31, 2007 compared with $13.7 million for the year ended December 31, 2006, an increase of $1.5 million or 11.0%. The increase resulted primarily from an increase in earning assets of $58.9 million or 22.3%. Net interest margin decreased from 5.20% during the year ended December 31, 2006 to 4.72% during the year ended December 31, 2007. The decrease in net interest margin was primarily related to the overall decrease in the Prime Rate from 8.5% at the beginning of 2007 to 7.25% at December 2007 while deposit rates increased as a result of competitive market factors.

40.

          Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2008, as compared to the year ended December 31, 2007, and during the year ended December 31, 2007 as compared to the year ended December 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2008 and 2007 were as follows:

(Dollars in thousands)	Years ended December 31, 2008 and 2007

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$5,619	$11,324	$(5,705)
Investment Securities	142	10	132
Federal funds sold and securities purchased under resale agreements	(210)	44	(254)

Total interest-earning assets	$5,551	$11,378	$(5,827)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$(186)	$175	$(361)
Money market accounts	(624)	808	(1,432)
Savings accounts	59	38	21
Certificates of deposit	1,683	3,179	(1,496)
Federal funds purchased and repos	(575)	16	(591)
Other borrowings	(247)	577	(824)

Total interest-bearing liabilities	$110	$4,793	$(4,683)

Net interest spread	$5,441	$6,585	$(1,144)

41.

Changes in interest earnings for the years ended December 31, 2007 and 2006 were as follows:

(Dollars in thousands)	Years ended December 31, 2007 and 2006

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Loans	$4,084	$4,016	$68
Investment securities	388	168	220
Federal funds sold and securities purchased under resale agreements	279	297	(18)

Total interest-earning assets	$4,751	$4,481	$270

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$148	$75	$73
Money market accounts	934	608	326
Savings accounts	—	(1)	1
Certificates of deposit	1,233	766	467
FFP Repos	8	15	(7)
Other borrowings	918	934	(16)

Total interest-bearing liabilities	$3,241	$2,397	$844

Net interest spread	$1,510	$2,084	$(574)

          Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2008, the provision for loan losses was $1,910 as compared to $145 for 2007. The primary reason for the increase was due to deterioration of market conditions, which resulted in an increase in non-performing loans, and an increase in charge-offs during the year. For the year ended December 31, 2007, the provision for loan losses was $145 as compared to $181 for the year ended December 31, 2006. During the year ended December 31, 2007, the provision for loan losses was minimal as net loan growth was minimal due to a high volume of payoffs during the year. As of December 31, 2008 and 2007, the allowance for loan losses was 1.19% and 0.73%, respectively, of total loans. As of December 31, 2008 and 2007, the allowance for loan losses to non-accrual loans was 68.0% and 1,078.0%, respectively.

42.

          Non-Interest Income

Following is a schedule of non-interest income for the years ended December 31, 2008, 2007, and 2006:

(Dollars in thousands)	Year ended December 31,

	2008	2007	2006

Service charges fees on deposit accounts	$1,262	$573	$365
Net gain on sale of securities	119	—	—
Net gain on sale and fee referrals of government guaranteed loans	17	371	484
Net gain on sale of residential real estate loans	109	491	181
Increase in cash surrender value of company owned life insurance	178	177	107
Other	352	299	281

	$2,037	$1,911	$1,418

Service charges and fees on deposit accounts have increased by $689 or 120.2% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to the increase in deposits resulting from the Equitable Merger and Citrus Acquisition.

We have experienced an overall slow down in the origination of residential loans for sale during 2008 resulting in a decrease in net gain on sales of residential loans from $491 in the year ended December 31, 2007 to $109 for the year ended December 31, 2008. The slow down has been primarily a result of the overall slow down in home sales in South Florida. We have reduced the staff originating residential loans from seven in 2007 to two employees as of December 31, 2008. In addition, gains and fees on sales of government guaranteed loans decreased from $371 in the year ended December 31, 2007 to $17 in the year ended December 31, 2008. This decrease of $354 was a result of significant slowdown in Small Business Administration loans being made by us.

Service charges and fees on deposit accounts increased by $208 or 57% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to the overall growth in average deposits from 2007 which was approximately $296.1 million compared to $236.7 million for 2006, an increase of approximately 25%. Gain on sale of residential loans increased by $310 or 171% for the year ended December 31, 2007 when compared to the year ended December 31, 2006. This increase was primarily due to the additional residential staff hired during the year to meet increased demand within the market.

As we discussed in the section “Lending Activity” in Item 1 above, we generally sell the guaranteed portions of SBA loans we originate. Gain on sales of loans represents the portion of the gain on such sales that is recognizable under FASB Statement No. 140. Included in other fee income is loan servicing fee income on the portion of SBA loans sold. The amount recognized as income is directly related to the balances of loans outstanding serviced by us. In addition, we sell most of our first mortgage residential loans, servicing released.

          Non-Interest Expenses

Following is a schedule of non-interest expense for years ended December 31, 2008, 2007 and 2006:

(Dollars in thousands)	Year ended December 31,

	2008	2007	2006

Salaries and employee benefits	$10,540	$9,281	$8,368
Occupancy expense	5,634	4,007	3,136
Data Processing	1,684	1,167	854
Telephone	531	412	328
Advertising	119	167	244
Stationary and supplies	294	233	242
Amortization of intangibles	250	96	118
FDIC assessment	327	135	24
Professional fees	278	207	196
Merger related expenses	1,395	—	—
Other	1,852	1,284	1,377

	$22,904	$16,989	$14,887

43.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2008, non-interest expense increased to $22.9 million compared to $17.0 million for the year ended December 31, 2007, an increase of $5.9 million or 34.8%. Merger related expenses accounted for approximately $1,395 of the increase. These expenses included the estimated current period costs related to the closing of three offices, bonuses related to the Equitable Merger and miscellaneous other costs. We do not anticipate any significant additional Equitable Merger related expenses in future periods.

The remaining other expenses included in non-interest expense increased approximately $4.5 million from the year ended December 31, 2007 compared to December 31, 2008. The individual increases were primarily a result of the Equitable Merger and Citrus Acquisition whereby ten months of combined expenses were included in the period ended December 31, 2008 due to the Equitable Merger, and four and one-half months combined expenses from the Citrus Acquisition. Salaries and employee benefits increased $1.3 million or 13.6% from the year ended December 31, 2007 to 2008. Total full-time and part-time employees at December 31, 2007 were 104 and 13, respectively, compared to 141 full-time and 12 part-time at December 31, 2008. Fifty employees added from the Equitable Merger were partially offset by a planned reduction in staff of 16 employees. In addition, we added 22 new full-time and three part-time employees from the Citrus Acquisition. Occupancy and equipment expense increased $1.6 million or 40.6% from the period ended December 31, 2007 to December 31, 2008. The increase was a result of adding five new banking centers due to the Equitable Merger, and three new banking centers as a result of the Citrus Acquisition, as well as expenses related to two new banking centers opened by us since December 31, 2007, the recurring increase in costs due to relocating to a permanent facility for one branch and the occupancy costs related to the operations center. Other operating expenses for the period ended December 31, 2008, excluding the above merger related expenses, were $1.6 million higher or 44.2%, mainly due to the effect of the Equitable Merger and the Citrus Acquisition.

During the year ended December 31, 2008, we converted the Equitable data processing system into ours. Approximately $200 in personnel and data processing relating costs were incurred during the year ended December 31, 2008 related to operating the two different systems for part of the period.

The Federal Deposit Insurance Corporation (“FDIC”) has announced that they will be increasing the rate we currently pay for FDIC insurance premiums by up to 7 basis points effective January 1, 2009. Assuming the full increase is applied to our current deposit, the estimated additional premium will be approximately $90 per quarter.

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the DIF by imposing an emergency special assessment on all insured financial institutions. This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009. The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of March 9, 2009, no final determination has been made. Based on our deposits as of December 31, 2008, we anticipate our special assessment, based on the current guidance from the FDIC of between a 10 and 20 basis point special assessment, to be between $443 and $887.

During the year ended December 31, 2007, non-interest expenses increased to $17.0 million as compared to $14.9 million for the year ended December 31, 2006, an increase of $2.1 million or 14.1%. The overall increase in non-interest expense on a year-over-year basis is mainly attributed to the rapid increase in growth in accordance with the business plans established since the change-in-control in 2003. We have added thirteen banking centers since July 2003, as well as the related support staff to facilitate our growth. On June 30, 2003, we had 16 employees. As planned following the change-in-control in 2003 and for subsequent years through 2007, we hired experienced and seasoned bankers bringing the total number of employees to 109 as of December 31, 2007. During the year ended December 31, 2007, salaries and employee benefits increased to $9.3 million from $8.4 million for the year ended December 31, 2006, an increase of $913 or 10.9%. These increases were due to the increase in the number of employees, as described above, as well as normal compensation and benefit increases for existing employees.

During the year ended December 31, 2007, we consolidated our operation centers into a new facility, opened two new banking centers, one in Coral Springs, Florida, and one in Hollywood, Florida, which resulted in an increased non-interest expense for the period as compared to the year ended December 31, 2006. In addition, as a result of an overall slowdown in the markets served by us, we announced a number of cost cutting initiatives in late 2006, which were implemented in 2007. This effort resulted in a decrease in overall staff from 133 full-time equivalent employees at December 31, 2006 to 109 at December 31, 2007. Severance payments related to terminated employees were approximately $150 for the year ended December 31, 2007.

44.

Occupancy expense for the year ended December 31, 2007 increased to $4.0 million as compared to $3.1 million during the year ended December 31, 2006, an increase of $871 or 27.8% resulting from opening the Coral Springs and Hollywood banking centers, an operations center and the permanent banking center in West Palm Beach during the year.

The increases in both data processing and other non-interest expenses during the year ended December 31, 2007, as compared to the year ended December 31, 2006, were primarily due to our rapid growth described above.

          Income Tax Expense (Benefit)

In the year ended December 31, 2008, we recognized an income tax benefit of $752 due to the pre-tax loss of $1,938. We recognized an income tax benefit of $3.4 million for the year ended December 31, 2007 due to the reversal of a valuation allowance related to deferred tax assets which management determined that the benefits will be utilized prior to expiration. No income tax expense or benefit was recognized for year ended December 31, 2006. From 2002 through 2005, we experienced net losses. During this time frame, a valuation allowance was recorded to completely offset the deferred tax assets associated with the net operating loss carry forwards generated by these net losses. During 2006, a portion of the valuation allowance was used to reduce the tax expense associated with the net income earned during those periods.

The valuation allowance established on the remaining deferred tax assets associated with the net operating loss carry forwards was reversed at the end of 2007 as management estimated the tax benefits would be able to be utilized prior to their expiration.

          Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of our ability to react to changing interest rates and are discussed in further detail in the section entitled “Results of Operations.”

Interest Rate Risk Management

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as non-interest-bearing deposits and shareholders’ equity.

We manage our assets and liabilities through 1st United’s Asset Liability Committee (“ALCO”) Board Committee which meets monthly. Management closely monitors 1st United’s three interest risk calculations, reporting the results of its rate stress testing to ALCO on a quarterly basis.

We have established policy limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

45.

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining a pool of administered core deposits, and by adjusting pricing rates to market conditions on a continuing basis.

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100 and 200 basis points (“bp”) and plus 300bp, although we may elect not to use particular scenarios that we determined are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

1st United has been consistently within policy limits on rates stress test up and down 100, 200, and 300 basis points, both for net interest margin and EVE. Management has closely monitored 1st United’s gap position which for the most part has been asset sensitive during a rising rate environment. Variations on EVE have consistently shown low volatility.

Liquidity and Capital Resources

          Liquidity

We manage our liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, we utilize other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, and Federal Home Loan Bank advances.

We monitor and manage our liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

We classify all of our securities as available-for-sale, thereby maintaining liquidity. Our liquidity position is further enhanced by structuring our loan portfolio interest payments as monthly complemented by retail credit and residential mortgage loans in our loan portfolio, resulting in a steady stream of loan repayments. In managing our investment portfolio, we provide for staggered maturities so that cash flows are provided as such investments mature.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net decrease in cash and equivalent of $12.8 million from December 31, 2007 to December 31, 2008, and during 2008 we experienced net cash transferred from acquisitions of $41.4 million and an overall decrease in deposits of $59.5 million, most of which were high yielding certificate of deposits which due to rate we elected not to renew.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us.

At December 31, 2008, we had borrowings from the FHLB of $56.0 million. At December 31, 2008, we had commitments to originate loans totaling $78.3 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2008 totaled $134.0 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2008, we had short-term lines available from correspondent banks totaling $28.0 million, and in addition borrowing capacity from the FHLB of $20.9 million based on collateral pledged, for a total credit available of $48.9 million.

46.

           Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Year ended December 31,

	2008	2007

Balance at beginning of period	$54,498	$50,912
Sale/purchase of preferred stock	4,524	—
Issuance of common stock – merger	28,415	—
Sale/(repurchase) of common stock	12,145	(474)
Exercise of options	—	51
Stock based compensation expense	341	34
Net income (loss)	(1,359)	3,393
Dividends paid	(206)
Change in unrealized gains (losses) on available for sale securities	512	582

Balance at end of period	$98,870	$54,498

During the second and third quarters of 2007, we repurchased 32,703 shares of common stock for a total of $474.

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2008, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 10.26%, a Tier 1 risk-based capital ratio of 8.03%, and a Tier 1 leverage ratio of 6.91%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s regulatory Capital Ratios for the respective periods:

	Well Capitalized Regulatory Requirement
		December 31,

		2008	2007

Total capital to risk-weighted assets	10.00%	11.69%	15.37%
Tier I capital to risk-weighted assets	6.00%	9.46%	14.71%
Tier I capital to total average assets	5.00%	8.15%	14.71%

On May 2, 2008, we sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6.6 million. The Series A Preferred Stock earns dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one-year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. We offered and sold the Series A Preferred Stock to accredited investors, all of whom are current or former Bancorp and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). At September 30, 2008, 532,385 shares of Series A Preferred Stock were

47.

outstanding. On October 1, 2008, we declared a dividend (through September 30, 2008) on the Series A Preferred Stock payable October 15, 2008. The amount of the dividend declared and paid after September 30, 2008, was $124,633.

On August 15, 2008, pursuant to a registration statement, we offered to our existing shareholders of our common stock the right to purchase up to 1,800,000 shares of common stock at a purchase price of $6.50 per share in a rights offering (the “Rights Offering”). As a part of the Rights Offering, we permitted holders of the Series A Preferred Stock to convert their Series A Preferred Stock to common stock at ratio of approximately 1.53 shares of common stock for each share of Series A Preferred Stock held. We completed the offering on September 15, 2008 and issued 1,800,000 shares of common stock. Gross proceeds of approximately $10.4 million (1,603,675 shares of common stock) were received and 127,615 shares of Series A Preferred Stock were exchanged for 196,325 shares of common stock as part of the Rights Offering. Total offering costs were $254,000.

On October 17, 2008, we offered to holders of our Series A Preferred Stock the right to exchange their shares to common stock in a private offering at a ratio of approximately 1.53 shares of common stock for each share of Series A Preferred Stock held. No underwriting discounts or commissions were paid in the transaction. The shares of common stock were offered and sold in an offering exempt from the Securities Act registration requirements under Section 3(a)(a) of the Securities Act. Approximately 72,500 shares of Series A Preferred Stock were converted into 112,117 shares of common stock.

On March 13, 2009, we issued 10,000 shares of Series C (“Series C Preferred”) and 500 shares of Series D (“Series D Preferred”) non voting cumulative perpetual preferred stock to the United States Department of the Treasury under the Emergency Economic Stabilization Act. The Series C Preferred were issued at $1,000 per share while the Series D Preferred issued for $0.01 per share. The total proceeds, net of issuance costs of approximately $125, was approximately $9.9 million. Both the Series C Preferred and the Series D Preferred may be redeemed for $1000 per share or a total of $10,500. The Series C Preferred pay cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred pay cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred are redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

To facilitate the issuance of the Series C Preferred and Series D Preferred, on February 27, 2009, we exchanged all of our outstanding Series A Perpetual Preferred Stock for Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred”). All of the material terms and conditions of the Series B Preferred are identical with the Series A Preferred Stock, except that the Series A Preferred Stock had a liquidation preference over other preferred shares, whereas the liquidation preference of the Series B Preferred will be equal to that of the Series C Preferred and Series D Preferred.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2008, we had $78.3 million in commitments to originate loans and $3.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

48.

Critical Accounting Policies

          Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical industry loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

          Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008 and Citrus on August 15, 2008. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2008, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Notes 1 and 6 of the notes to the consolidated financial statements.

          Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statements and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

49.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

50.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st United Bancorp, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida
March 13, 2009

51.

1ST UNITED BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007

ASSETS
Cash and due from financial institutions	$14,574	$17,395
Federal funds sold	4,528	14,506

Cash and cash equivalents	19,102	31,901
Time deposits in other financial institutions	75	75
Securities available for sale	35,075	35,546
Loans held for sale	1,200	1,105
Loans, net of allowance of $5,799 and $2,070 at year end 2008 and 2007	480,448	283,353
Nonmarketable equity securities	6,001	2,670
Premises and equipment, net	10,340	5,633
Company-owned life insurance	4,462	4,284
Goodwill	45,008	4,553
Core deposit intangible	2,110	157
Accrued interest receivable and other assets	14,000	6,557

	$617,821	$375,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$100,785	$59,539
Interest bearing	335,484	212,696

Total deposits	436,269	272,235
Federal funds purchased and repurchase agreements	18,129	27,509
Federal Home Loan Bank advances	56,013	20,000
Other borrowings	5,250	—
Accrued interest payable and other liabilities	3,290	1,592

Total liabilities	518,951	321,336

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock – no par, 4,250,000 shares authorized; no shares issued or outstanding	—	—
Series A Preferred stock – $10 par value; 750,000 shares authorized; 459,503 shares issued and outstanding at year end	4,595	—
Common stock – $0.01 par value; 15,000,000 shares authorized; 8,670,231 and 4,693,765 issued and outstanding at year end 2008 and 2007	87	47
Additional paid-in capital	105,581	64,720
Accumulated deficit	(12,162)	(10,526)
Accumulated other comprehensive income	769	257

Total shareholders’ equity	98,870	54,498

	$617,821	$375,834

See accompanying notes to the consolidated financial statements.

52.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Interest and dividend income
Loans, including fees	$28,017	$22,398	$18,314
Securities	1,806	1,664	1,276
Federal funds sold and other	427	637	358

	30,250	24,699	19,948
Interest expense
Deposits	8,190	7,258	4,943
Federal funds purchased and repurchase agreements	204	779	519
Federal Home Loan Bank advances	943	1,437	771
Other borrowings	247	—	—

	9,584	9,474	6,233

Net interest income	20,666	15,225	13,715

Provision for loan losses	1,910	145	181

Net interest income after provision for loan losses	18,756	15,080	13,534

Non-interest income
Service charges on deposit accounts	1,262	573	365
Net gain on sales of securities	119	—	—
Net gain on sales and fees from referrals of government guaranteed loans	17	371	484
Net gain on sales of residential real estate loans	109	491	181
Increase in cash surrender value of company-owned life insurance	178	177	107
Other	352	299	281

	2,037	1,911	1,418
Non-interest expense
Salaries and employee benefits	10,540	9,281	8,368
Occupancy and equipment	5,634	4,007	3,136
Data processing	1,684	1,167	854
Telephone	531	412	328
Stationery and supplies	294	233	242
Amortization of intangibles	250	96	118
FDIC assessment	327	135	24
Professional fees	278	207	196
Advertising	119	167	244
Merger related expenses	1,395	—	—
Other	1,852	1,284	1,377

	22,904	16,989	14,887

Income (loss) before income taxes	(2,111)	2	65
Income tax expense (benefit)	(752)	(3,391)	—

Net income (loss)	$(1,359)	$3,393	$65

Preferred stock dividends earned	(368)	—	—

Net income (loss) available to common shareholders	$(1,727)	$3,393	$65

Basic earnings (loss) per share	$(0.25)	$0.72	$0.01
Diluted earnings (loss) per share	$(0.25)	$0.71	$0.01

See accompanying notes to the consolidated financial statements.

53.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2006	—	—	3,911,220	$39	$54,192	$(13,984)	$(554)	$39,693
Comprehensive income:
Net income (loss)						65		65
Change in net unrealized gain (loss) on securities available for sale							229	229

Total comprehensive income								294
Exercise of stock options			8,237		110			110
Stock-based compensation expense					25			25
Issuance of common stock			802,860	8	10,782			10,790

Balance at December 31, 2006	—	—	4,722,317	$47	$65,109	$(13,919)	$(325)	$50,912

Comprehensive income:
Net income (loss)						3,393		3,393
Change in net unrealized gain (loss) on securities available for sale							582	582

Total comprehensive income								3,975
Exercise of stock options			4,151		51			51
Stock-based compensation expense					34			34
Repurchase and retirement of stock			(32,703)		(474)			(474)

Balance December 31, 2007			4,693,765	$47	$64,720	$(10,526)	$257	$54,498
Comprehensive income:
Net income (loss)						(1,359)		(1,359)
Change in net unrealized gain (loss) on securities available for sale							512	512

Total comprehensive income (loss)								(847)
Stock-based compensation expense					341			341
Issuance of common stock, Equitable merger, net of issuance cost of $503			1,928,610	19	27,478			27,497
Issuance of common stock, Citrus acquisition, net of issuance cost of $37			136,364	2	916			918
Issuance of preferred stock, net of issuance cost of $71	660,000	$6,529						6,529
Issuance of common stock Rights Offering, net of issuance cost of $253			1,603,675	16	10,124			10,140
Repurchase and retirement of preferred stock	(200,497)	(2,005)	307,817	3	2,002			—
Dividends paid on preferred stock		71				(277)		(206)

Balance, December 31, 2008	459,503	$4,595	8,670,231	$87	$105,581	$(12,162)	$769	$98,870

See accompanying notes to the consolidated financial statements.

54.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(1,359)	$3,393	$65
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	1,910	145	181
Depreciation and amortization	1,784	1,306	1,120
Net amortization of securities	23	(17)	(43)
Impairment of AFS securities	130	—	—
Increase in cash surrender value of company-owned life insurance	(178)	(177)	(107)
Stock-based compensation	341	34	25
Net (gain) loss on sale of securities	(119)	—	—
Net (gain) loss on premises and equipment	—	(17)	4
Net gain on sales of loans held for sale	(109)	(711)	(525)
Loans originated for sale	(7,723)	(34,357)	(19,227)
Proceeds from sales of loans held for sale	8,937	36,589	19,849
Net change in:
Deferred income taxes	4,118	(3,391)	—
Deferred loan fees	(18)	(13)	62
Other assets	(7,204)	(844)	(1,000)
Accrued expenses and other liabilities	(318)	(295)	641

Net cash from operating activities	215	1,645	1,045
Cash flows from investing activities
Proceeds from sales/calls of securities	17,517	1,000	250
Proceeds from security maturities, calls and prepayments	7,755	10,510	8,531
Purchases of securities	(20,458)	(13,435)	(6,984)
Loan originations and payments, net	(20,601)	(36,128)	(73,471)
Proceeds from sale of government guaranteed and other non residential loans	5,158	4797	7,227
Purchase of nonmarketable equity securities, net	(2,021)	(239)	(1,494)
Cash transferred in connection with acquisitions	41,444	—	—
Additions to premises and equipment, net	(961)	(1,838)	(1,130)
Purchase of company owned life insurance	—	—	(4,000)

Net cash from investing activities	27,833	(35,333)	(71,071)
Cash flows from financing activities
Net increase/decrease in deposits	(59,462)	32,025	54,193
Net change in federal funds purchased and repurchase agreements	(17,833)	5,774	2,111
Net change in short-term Federal Home Loan Bank advances	18,798	2,500	17,500
Net change in other borrowings	1,187	—	—
Dividends paid on preferred stock	(206)	—	—
Proceeds from exercise of stock options	—	51	110
Repurchase and retirement of common stock	—	(474)	—
Issuance of preferred stock	6,529	—	10,790
Issuance of common stock	10,140	—	—

Net cash from financing activities	(40,847)	39,876	84,704

Net change in cash and cash equivalents	(12,799)	6,188	14,678
Beginning cash and cash equivalents	31,901	25,713	11,035

Ending cash and cash equivalents	$19,102	$31,901	$25,713

Supplemental cash flow information:
Interest paid	$9,290	$9,635	$5,994
Income taxes paid	—	20	—

Supplemental disclosures of noncash activities:
Series A preferred stock converted to common stock	$2,005	$—	$—
Transfer of loans held for sale to portfolio	—	883	48
Transfer of loans to held for sale portfolio	1,200	—	—
Issuance of common stock pursuant to acquisitions	28,415	—	—

See accompanying notes to the consolidated financial statements.

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, six offices in Broward County and one each in the cities of North Miami Beach, Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. (“Equitable”) on February 29, 2008, described below. EEL is a commercial finance subsidiary, which provides commercial real estate loans to higher risk collateral dependent borrowers. During the period ended December 31, 2008, the entire loan portfolio held by EEL of approximately $5 million was transferred to 1st United. Bancorp has no plans to expand the operations of this subsidiary at this time.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill, carrying value of deferred tax assets and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions, and short-term borrowings.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Nonmarketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Residential real estate loans held for sale are sold with servicing released. Gains and losses on sales of residential real estate loans are based on the difference between the selling price and the carrying value of the related loan sold.

The guaranteed portion of loans originated through certain government guaranteed lending programs are sold while retaining the unguaranteed portion and servicing. Gains and losses on sales of the guaranteed portion are based on the difference between the selling price and the allocated carrying value of the portion of the loan being sold. Additionally, the Company periodically refers government guaranteed loans to third parties. Fees for such referrals are recognized into income at the time of referral.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Certain Acquired Loans: As part of business acquisitions, the Company acquires certain loans that have shown evidence of credit deterioration since origination. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the assets’ useful lives, which range from 3 to 10 years. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the lease term or the useful life of the asset.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Core Deposit Intangible: Goodwill and core deposit intangible results from a business acquisition. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Core deposit intangible is initially measured at fair value and then is amortized on an accelerated method over the estimated useful life, which is 7 years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Share: Basic earnings (loss) per share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings (loss) per share is restated for all stock splits and stock dividends through the date of issue of the financial statements.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption of FAS 157, and the related FSPs, was not material.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company uses the simplified method for all share options granted. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected terms due to the limited period of time its equity shares have been publicly traded.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position at adoption. However, the ongoing impact will depend on any future acquisitions.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued Statement No. 160,“Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 –ACQUISITIONS

On February 29, 2008, the Company completed the merger and acquisition (the “Equitable Merger”) of Equitable and its wholly-owned subsidiaries Equitable Bank and EEL for a total purchase price of $55,112, net of capitalized costs of $503. The Company issued 1,928,610 shares of common stock and paid cash of approximately $27.6 million to the Equitable shareholders and option holders. The 1,928,610 shares of the Company’s common stock were recorded at $14.50 per share (based on an independent appraisal). The Equitable Merger increased the Company’s banking centers from 8 to 11 locations.

As a result of the Equitable Merger, the Company had two banking centers in Coral Springs, located in northwest Broward County, which were consolidated on May 15, 2008. In addition, the Company had two banking centers in downtown Ft. Lauderdale which were also consolidated. The Company expects that the consolidation of these banking centers will cause little, if any, loss of customer convenience. The following summarizes the fair value of the assets and liabilities acquired.

February 29, 2008

Cash	$26,298
Securities	3,556
Loans, net	146,881
Premises and equipment	613
Goodwill	37,352
Core deposit intangible	1,414
FRB, FHLB Stock	1,310
Other assets	4,757

TOTAL ASSETS ACQUIRED	$222,181

Deposits	$136,023
Repurchase agreements	8,453
FHLB Advances	17,215
Borrowings	4,063
Accrued expenses and other liabilities	812

TOTAL LIABILITIES ASSUMED	$166,566

NET ASSETS ACQUIRED	$55,615

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (Continued)

On August 15, 2008, the Company completed the assumption and acquisition of the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A. (the “Citrus Acquisition”), headquartered in Vero Beach, Florida. The assumption and acquisition resulted in approximately $87,473 in deposits and $37,863 in net loans. The total purchase price was $3 million in cash, 136,364 shares of Bancorp common stock, and $1.5 million of contingent consideration paid equally ($750,000 per year) over the next two years subject to the retention of certain deposits acquired. The 136,364 shares of Bancorp common stock were recorded at $7.00 per share (based on the average trading value of Bancorp common stock for the 30 days preceding the closing) net of $37 of stock issuance costs.

The acquired branch network includes offices in Vero Beach, Sebastian, Barefoot Bay, Boca Raton, North Miami Beach, and Coral Gables. 1st United Bank closed the Boca Raton, North Miami Beach and Coral Gables banking centers subsequent to the Citrus Acquisition. Due to the proximity of these banking centers to existing 1st United banking centers, we expect the closings to cause little, if any, loss of customer convenience. As a condition of receiving regulatory approval of the acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters. The following summarizes the fair value of the assets and liabilities acquired.

August 15, 2008

Cash	$46,174
Loans, net	37,863
Premises and equipment	4,466
Goodwill	3,103
Core deposit intangible	788
Other assets	111

TOTAL ASSETS ACQUIRED	$92,505

Deposits	$87,473
Accrued expenses and other liabilities	1,204

TOTAL LIABILITIES ASSUMED	$88,677

NET ASSETS ACQUIRED	$3,828

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (Continued)

Both the Equitable Merger and Citrus Acquisition are consistent with the Company’s plans to enhance its footprint and competitive position while effectively serving as a means of implementing and accelerating the Company’s growth strategy and objectives. Not only did these acquisitions expand the Company’s current operations in Broward County, but they also provided for expansion into northern Miami-Dade County, Vero Beach, Sebastian and Barefoot Bay. As a result of these acquisitions, the Company believes that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations, all of which contributed to the resulting goodwill associated with the transactions. The amount of customer relationship intangible associated with the transactions was deemed inconsequential due to similarity of the companies’ products and services.

The following summarizes the net interest and other income, and net income and earnings (loss) per share as if the Equitable Merger and Citrus Acquisition were effective at January 1, 2008 for the year ended December 31, 2008 and as of January 1, 2007 for the year ended December 31, 2007 and as of January 1, 2006 for the year ended December 31, 2006.

	Twelve months ended December 31,

	2008	2007	2006

Net interest and other income	$26,237	$30,915	$29,616

Net income (loss)	$(1,787)	$4,507	$1,898

Basic earnings (loss) per share	$(.30)	$.67	$.28

Diluted Earnings (loss) per share	$(.30)	$.67	$.28

The Merger related expenses of $1,395 shown in the Consolidated Statements of Income related to the Equitable Merger include current period costs of $1,056 for the closing of three former 1st United banking centers, and bonuses and severance of $338.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2008
U.S. Government and federal agency	$18,800	$835	$—
Mortgage-backed	16,155	406	(7)
Corporate	120	—	—

	$35,075	$1,241	$(7)

2007
U.S. Government and federal agency	$31,347	$453	$(17)
Mortgage-backed	3,949	12	(36)
Corporate	250	—	—

	$35,546	$465	$(53)

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The Company sold $7,100 of available for sale securities in 2008 which resulted in a gross gains of $124 and gross losses of $5, most of which were callable agency securities. No available for sale securities were sold in 2007 or 2006.

The fair value of debt securities at year end 2008 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$505
Due from one to five years	4,121
Due from five to ten years	14,174
Due after ten years	120
Mortgage-backed	16,155

$35,075

Securities at year end 2008 and 2007 with a carrying amount of $29,773 and $28,158 were pledged to secure public deposits and repurchase agreements.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (Continued)

Gross unrealized losses at year end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Mortgage-backed	169	(5)	606	(2)	775	(7)
Corporate obligations	—	—	—	—	—	—

	$169	$(5)	$606	$(2)	$775	$(7)

2007
U.S. Government and federal agency	$1,719	$—	$8,727	$(17)	$10,446	$(17)
Mortgage-backed	—	—	2,097	(36)	2,097	(36)
Corporate obligations	—	—	—	—	—	—

	$1,719	$—	$10,824	$(53)	$12,548	$(53)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE 3 – SECURITIES (Continued)

At December 31, 2008 and 2007, securities with unrealized losses had depreciated 0.9% and 0.4% from the Company’s amortized cost basis. As the Company has the ability and intent to hold these securities for a period sufficient to allow for the estimated recovery in fair value, no declines were deemed to be other than temporary.

For the year ended December 31, 2008, the Company recognized a $130 loss associated with the other-than-temporary decline in the value of a corporate obligation. The Company recorded the impairment as a result of lack of marketability and weakening financial conditions of the issuer.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 4 - LOANS

Loans at year end were as follows:

	2008	2007

Commercial	$90,968	$57,574
Real estate:
Residential	100,571	51,663
Commercial	203,734	114,424
Construction	83,161	56,603
Consumer and other	7,865	5,125

	486,299	285,389
Add (deduct):
Unearned income and net deferred loan (fees) costs	(52)	34
Allowance for loan losses	(5,799)	(2,070)

	$480,448	$283,353

Included in commercial and commercial real estate loans above are loans originated through government guaranteed lending programs totaling $8,282 and $8,079 at year end 2008 and 2007. Of these amounts, $7,222 and $6,266 at year end 2008 and 2007 represent unguaranteed portions retained by the Company. These amounts are shown net of discounts and unearned fees of $196 and $219 at year end 2008 and 2007.

Activity in the allowance for loan losses was as follows.

	2008	2007	2006

Beginning balance	$2,070	$2,149	$1,893
Provision for loan losses	1,910	145	181
Effect of merger or acquisition	2,731	—	—
Loans charged-off	(915)	(502)	(73)
Recoveries	3	278	148

Ending balance	$5,799	$2,070	$2,149

Impaired loans were as follows.

	2008	2007

Year end loans with no allocated allowance for loan losses	$6,740	$—
Year end loans with allocated allowance for loan losses	7,113	1,101

	$13,853	$1,101

Amount of the allowance for loan losses allocated	$1,522	$478

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 4 – LOANS (Continued)

	2008	2007	2006

Average of impaired loans during the year	$14,288	$1,270	$1,755
Interest income recognized during impairment	373	172	21
Cash-basis interest income recognized	160	107	18

Nonperforming loans were as follows.
	2008	2007

Loans past due over 90 days still on accrual	$2,059	$87
Nonaccrual loans	8,549	192

Loans past due 90 days still on accrual at December 31, 2008 include one loan with a principal balance of $2,059, which was paid off with both principal and accrued interest after December 31, 2008. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

As part of the acquisitions of Equitable and Citrus, the Company acquired certain loans with an aggregate face value of $27,282, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a discount of $9,046 was recorded for these loans at the date of acquisition. The carrying amount of these loans at December 31, 2008 was approximately $15,121, net of a discount of $7,167.

Interest accreted into income for these loans during 2008 was $1,150, while the remaining amount of income expected to be accreted at year end 2008 was $610. There were no reclassifications of non-accretable differences during 2008.

At year end 2008, none of these loans were included in nonperforming loans or otherwise considered impaired. Further, the Company has not recorded any allowance for loan losses for these loans as of or for the year ending December 31, 2008.

NOTE 5 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows.

	2008	2007

Land	$278	$—
Buildings	4,000	—
Leasehold improvements	5,511	5,007
Furniture, fixtures and equipment	4,465	3,600

	14,254	8,607

Less accumulated depreciation	(3,914)	(2,974)

Premises and equipment, net	$10,340	$5,633

Depreciation expense was $1,333, $1,073, and $936 for 2008, 2007, and 2006.

The Company leases several of its office facilities under operating leases, one of which is collateralized by a letter of credit on which a $75 time deposit is pledged. Rent expense was $2,647, $1,789, and $1,362 for 2008, 2007, and 2006.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 5 - PREMISES AND EQUIPMENT (Continued)

Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that generally are present.

2009	$3,098
2010	3,046
2011	2,964
2012	2,398
2013	2,146
Thereafter	4,227

TOTAL	$17,879

NOTE 6 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in balance for goodwill during the year was as follows:

	2008	2007	2006

Beginning of year	$4,553	$4,553	$4,553
Effect of acquisitions	40,455	—	—
Impairment	—	—	—

End of year	$45,008	$4,553	$4,553

The Company performed a review of goodwill for potential impairment as of December 31, 2008, with the assistance of a third-party consultant. Based on this review, which included valuing the Company using a combination of the Company’s stock price as of year end 2008, deal values of recent bank transactions and the expected present value of future cash flows, it was determined that no impairment existed as of December 31, 2008. Consideration was also given to the fact that $40,455 of the $45,008 in goodwill as of December 31, 2008, was recorded in the current year.

The amount of goodwill available to be deducted for tax purposes was $5,190, $3,016 and $3,284 for the years ended December 31, 2008, 2007 and 2006.

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of year end:

	2008		2007

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$2,832	$(722)	$630	$(473)

Amortization expense was $250, $96, and $118 for 2008, 2007, and 2006.

Estimated amortization expense for each of the next five years was as follows.

2009	$313
2010	280
2011	246
2012	230
2013 and after	1,041

$2,110

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 7 - DEPOSITS

Time deposits of $100 thousand or more were $88,392 and $66,077 at year end 2008 and 2007.

Scheduled maturities of time deposits for the next five years were as follows.

2009	$134,001
2010	29,604
2011	1,625
2012	3,326
2013 and after	1,371

$169,927

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank. This credit line is collateralized by $76,989 of residential first mortgage and commercial real estate loans under a blanket lien arrangement.

At year end 2008, advances consisted of an overnight advance of $45,000 maturing daily, at a daily variable interest rate of .46%, a $5,000 convertible advance at a rate of 4.6% maturing on January 11, 2012, and a fixed rate advance of $6,000 at a rate of 2.78% maturing on February 26, 2009. At year end 2007, advances consisted of a one month, $20,000 fixed rate advance maturing in January 2009, with an interest rate of 4.64%.

NOTE 9 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Employee benefit expense related to this plan was $164, $140 and $94 in 2008, 2007 and 2006.

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, cash bonuses and supplemental retirement benefits, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $244, $285 and $140 for 2008, 2007 and 2006.

Each of the agreements also provide for the granting of stock options in an amount equal to 3.33% of the issued and outstanding common stock of the Company from time to time (not including any common stock outstanding as a result of the exercise by the executives of options granted). As of December 31, 2008 and 2007, 874,323 and 471,408 stock options were granted under the terms of the employment agreements.

In addition, the Company has entered into an employment agreement with an executive, having an effective date of March 1, 2008, for a two-year term which provides a base salary and cash bonus.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows:

	2008	2007	2006

Current	$—	$—	$—
Deferred	(752)	(7)	26
Change in valuation allowance	—	(3,384)	(26)

Total	$(752)	$(3,391)	$—

Year end deferred tax assets and liabilities were due to the following:

	2008	2007

Deferred tax assets:
Net operating loss and credit carryforward	$6,534	$2,385
Allowance for loan losses	2,087	708
Accrued expenses	508	228
Depreciation	—	202
Deferred compensation	321	167
Other	238	49

	9,688	3,739
Deferred tax liabilities:
Depreciation	(26)	—
Tax deductible goodwill and other intangibles	(1,716)	(259)
Prepaid expenses	(108)	(69)
Net unrealized gain on securities available for sale	(464)	(155)
Valuation allowance	—	—

	2,084	483

Net deferred tax asset	$7,374	$3,256

At December 31, 2007, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that the deferred tax assets will be realized before their expiration. As a result, the Company reversed the valuation allowance on its deferred tax assets at December 31, 2007, resulting in a $3,384 income tax benefit. Based on a similar analysis at December 31, 2008 and assuming no recurrence of the merger related expenses incurred in 2008, the Company has determined that the realization of the deferred tax assets continue to be more likely than not and no valuation allowance was recorded.

At year end 2008, the Company has Federal and State net operating loss carryforwards of approximately $15,965 and $24,626, respectively, which begin to expire in 2023. The Company plans to utilize a significant portion of the Federal carryforward in 2009 as a result of a favorable change in tax law that was enacted in February 2009. It is anticipated that the remaining carryforwards, both Federal and State, will be utilized prior to their expiration based on the Company’s current five-year projections.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 10 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2008	2007	2006

Federal statutory rate times financial statement income	$(718)	$1	$22
Effect of:
Earnings from company owned life insurance	(67)	(60)	(37)
Incentive stock option expense	73	—	—
Change in valuation allowance	—	(3,384)	(26)
Other, net	(40)	52	41

Total	$(752)	$(3,391)	$—

The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2005.

There were no unrecognized tax benefits at December 31, 2008, and the Company does not expect unrecognized tax benefits to increase in the next twelve months.

NOTE 11 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2008 and 2007 were as follows

	Year ended December 31,
	2008	2007

Beginning balance	$12,860	$15,207
New loans	126	2,962
Repayments	(1,377)	(5,309)

Ending balance	$11,609	$12,860

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $18,471 and $27,182.

Additionally, the Company paid $248, $369, and $324, in 2008, 2007 and 2006 to various entities owned by directors of the Company for architectural design services and furniture related to its office facilities, and insurance services. The Company entered into a five-year lease that commenced in 2006 on a property owned by a director, for which it made payments of $150, $162 and $139 in 2008, 2007 and 2006. Lastly, the Company sold $4,040 in loans to one of its Directors during 2008.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 12 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At the period ended December 31, 2008, 115,400 shares had been issued and no options were available to be issued under the plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2008, up to 433,542 awards may be issued under the 2008 Incentive Plan. No awards have been made under the 2008 Incentive Plan.

Additionally, 874,323 and 471,408 options to purchase the Company’s common stock were outstanding at December 31, 2008 and December 31, 2007, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2008 and 2007, 62,000 and 55,500 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that has been charged against income for these plans and agreements was $341, $34, and $25, respectively, for the years ended December 31, 2008, 2007 and 2006.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of an appropriate bank peer group. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during 2008 and 2007 was determined using the following weighted-average assumptions as of grant date.

	2008		2007

Risk-free interest rate	3.03%		4.56%
Expected term	7.00	years	7.00	years
Expected stock price volatility	30.00%		20.00%
Dividend yield	—		—

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2008 follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	597,708	$12.64
Granted	465,915	11.60
Exercised	—	—
Forfeited or expired	(11,900)	13.70

Outstanding at end of year	1,051,723	$12.17	7.51 years	$—

Fully vested and expected to vest	1,050,133	$12.17	7.51 years	$—
Exercisable at end of year	603,327	$13.22	6.12 years	$—

Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$—	$9	$1
Cash received from option exercises	—	51	110
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$4.45	5.04	2.98

As of December 31, 2008 and 2007, there were $1,833 and $55 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.79 years.

NOTE 13 – LONG-TERM BORROWINGS

On July 7, 2008, 1st United entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5 million. The Debenture bears interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate will be equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United must repay principal of $125 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. 1st United paid an origination fee of $37 to Lender for the Debenture. The Debenture is included in total capital for purposes of computing total capital to risk weighted assets for both the Company and 1st United.

The Debenture contains certain customary representations, warranties, covenants and events of default. Upon the occurrence of any event of default (as defined in the Note Purchase Agreement) which is continuing, interest will become due and payable upon demand. If an event of default occurs due to 1st United’s bankruptcy, insolvency, receivership, conservatorship, or reorganization, then Lender shall have the right to declare the Debenture to be immediately due and payable.

Also on July 7, 2008, Bancorp entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with Lender pursuant to which Bancorp received a $5 million revolving Line of Credit (the “Note”) secured by 100% of the common stock of 1st United Bank. The Note bears interest at the three

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 13 – LONG-TERM BORROWINGS (Continued)

month LIBOR index rate for U.S. Dollar deposits plus 200 basis points, adjusted daily. The Note has an interest rate floor of 4.50%.

The Note matures on July 2, 2020, at which time all outstanding interest and principal is due and payable. For the initial two years of the Note, Bancorp may make quarterly payments of interest only. Beginning August 2, 2010, Bancorp must make payments of interest and principal, based on a ten-year amortization. At all times during the term of the Note, there must be a minimum outstanding principal balance of $250. In addition, if Bancorp prepays the Note prior to maturity, Bancorp must pay Lender a prepayment penalty of $150. Bancorp has entered into a written agreement with the Federal Reserve not to borrow from this facility or enter into any other debt at the holding company without first receiving the Federal Reserve’s permission.

The Note contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining a debt service coverage ratio (as calculated in the Loan and Stock Pledge Agreement); (2) maintaining Bancorp’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”; (3) maintaining 1st United’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; and (4) maintaining 1st United’s non-performing assets at less than 1.50%. Upon the occurrence of any event of default (as defined in the Loan and Stock Pledge Agreement) which is continuing, Lender shall have the right to declare the Note to be immediately due and payable. At December 31, 2008, the Company was not in compliance with one covenant related to the Note. Non-performing assets as defined in the Note were 2.18% at December 31, 2008 compared to the covenant of 1.50%. The Company has received a waiver of this covenant through April 30, 2009. The Company has the ability to pay this $250 if the Lender requires at that time.

The following are aggregate maturities of long term debt for the next five years and thereafter:

2009	$250
2010	250
2011	500
2012	500
2013	500
Thereafter	3, 250

$5,250

NOTE 14 – STOCK TRANSACTIONS

On May 2, 2008, the Company sold 660,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Preferred Stock”) in a private offering at a purchase price of $10.00 per share for an aggregate offering price of $6,600. The Preferred Stock pays dividends quarterly at a current rate of 7.65%. The dividend rate is fixed for three years after which it floats based on the one-year US Treasury Rate plus 615 basis points. No underwriting discounts or commissions were paid in the transaction. The Preferred Stock was offered and sold to accredited investors, all of whom are current or former Bancorp and 1st United Bank directors, in an offering exempt from the Securities Act registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 14 – STOCK TRANSACTIONS (Continued)

On August 15, 2008, pursuant to a registration statement, the Company offered to its existing shareholders the right to purchase up to 1,800,000 shares of Common Stock at a purchase price of $6.50 per share in a rights offering (the “Rights Offering”). As a part of the Rights Offering, the Company permitted holders of Series A Preferred Stock to convert their Preferred Stock to Common Stock at a ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. The Company completed the offering on September 15, 2008 and issued 1,800,000 shares of Common Stock. Gross proceeds of approximately $10,400 (1,603,675 shares of Common Stock) were received and 127,615 shares of Preferred Stock were converted to 196,325 shares of Common Stock as part of the Rights Offering. Total offering costs were $253.

On October 17, 2008, the Company offered to its holders of Preferred Stock the right to exchange their shares for Common Stock in a private offering at a ratio of approximately 1.53 shares of Common Stock for each share of Preferred Stock held. No underwriting discounts or commissions were paid in the transaction. The shares of Common Stock were offered and sold in an offering exempt from the Securities Act registration requirements under Section 3(a)(a) of the Securities Act. The Company exchanged 72,882 shares of Preferred Stock for 111,492 shares of Common Stock. At December 31, 2008, 459,503 shares of Preferred Stock were outstanding. The amount of the dividend declared and paid during 2008 was $206. On January 27, 2009, the Company declared a dividend of $91 payable February 3, 2009.

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet times calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Management believes as of December 31, 2008, Bancorp and 1st United meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: wall capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008 and 2007, the most recent regulatory notifications categorized 1st United as well capitalized under the regulatory notifications framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Cap Adequacy		Minimum for Well Cap
	Amount	%	Amount	%	Amount	%

As of December 31, 2008
Total Capital to risk-weighted assets
Consolidated	$56,554	11.69%	$38,690	8.00%	$48,363	10.00%
1st United	49,626	10.26%	38,687	8.00%	48,359	10.00%
Tier I capital to risk-weighted assets
Consolidated	45,755	9.46%	19,345	4.00%	29,018	6.00%
1st United	37,827	8.03%	19,368	4.00%	29,015	6.00%
Tier I capital to total average assets
Consolidated	45,755	8.15%	22,469	4.00%	28,086	5.00%
1st United	38,827	6.91%	22,468	4.00%	28,085	5.00%

As of December 31, 2007
Total Capital to risk-weighted assets
Consolidated	$48,490	15.37%	$25,239	8.00%	$31,549	10.00%
1st United	36,564	11.59%	25,237	8.00%	31,546	10.00%
Tier I capital to risk-weighted assets
Consolidated	46,420	14.71%	12,619	4.00%	18,929	6.00%
1st United	34,494	10.93%	12,618	4.00%	18,928	6.00%
Tier I capital to total average assets
Consolidated	46,420	14.71%	14,235	4.00%	17,794	5.00%
1st United	34,494	9.69%	14,235	4.00%	17,949	5.00%

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from 1st United. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At year end 2008, 1st United could, without prior approval, declare dividends of approximately $2,115 plus any 2009 net profits retained to the date of the dividend declaration.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 16 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments to make loans are generally made for periods of 60 days or less and may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$950	$25,656	$3,543	$24,080
Unused lines of credit	823	50,905	7,344	42,452
Stand-by letters of credit	3,612	195	2,606	332

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.30% to 18% and maturities ranging from one month to 11 years.

NOTE 17 - FAIR VALUES

Carrying amount and estimated fair values of financial instruments not measured on a recurring basis were as follows at year end.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$19,102	$19,102	$31,901	$31,901
Time deposits in other financial institutions	75	75	75	75
Loans, net, including loans held for sale	481,648	474,057	284,458	286,410
Nonmarketable equity securities	6,001	N/A	2,670	N/A
Accrued interest receivable	1,840	1,840	1,664	1,664

Financial liabilities
Deposits	(436,269)	(438,405)	(272,235)	(272,913)
Federal funds purchased and repurchase agreements	(18,129)	(18,129)	(27,509)	(27,509)
Federal Home Loan Bank advances	(56,013)	(56,568)	(20,000)	(20,000)
Other borrowings	(5,250)	(5,249)	—	—
Accrued interest payable	(544)	(544)	(250)	(250)

The methods and assumptions used to estimate fair value are described as follows.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 17 - FAIR VALUES (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in other financial institutions, accrued interest receivable and payable, demand deposits, federal funds purchased and repurchase agreements, and deposits that reprice frequently and fully. Fair value of loans is based on discounted future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the allowance for loan losses. For deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 17 - FAIR VALUES (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$35,075	$—	$35,075	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$5,591	$—	$—	$5,591

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,113, with a valuation allowance of $1,522 resulting in an additional provision for loan losses of $1,044 for the period.

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 18 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings per share computation follow:

	2008	2007	2006

Basic
Net Income (loss)	$(1,359)	$3,393	$65
Preferred stock dividends earned	(368)	—	—

Amount available to common shareholders	$(1,727)	$3,393	$65

Weighted average common shares outstanding	6,893,055	4,708,481	4,649,502

Basic earnings per common share	$(0.25)	$0.72	$0.01

Diluted
Net Income (loss)	$(1,359)	$3,393	$65
Preferred shareholder dividends earned	(368)	—	—

Amount available to common shareholders	$(1,727)	$3,393	$65

Weighted average common shares outstanding for basic earnings per common share	6,893,055	4,708,481	4,694,502
Add: Dilutive effects of assumed exercise of stock options	—	53,119	26,762

Average shares and dilutive potential common shares	6,893,055	4,745,743	4,676,267

Diluted earnings per common share	$(0.25)	$0.71	$0.01

Stock options for 1,051,723 and 194,500 shares of common stock were not considered in computing diluted earnings per share for 2008 and 2007, respectively, because they were antidilutive.

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	Year ended December 31,

	2008	2007	2006

Unrealized holding gains and losses on available-for-sale securities	$810	$737	$229
Less reclassification adjustments for (gains) losses later recognized in income	11	—	—

Net unrealized gains and losses	821	737	229
Tax effect	(309)	(155)	—

Other comprehensive income (loss)	$512	$582	$229

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2008	2007

ASSETS
Cash and cash equivalents	$7,104	$11,745
Investment in banking subsidiary	91,775	42,562
Other assets	248	191

	$99,127	$54,498

LIABILITIES AND EQUITY
Borrowings	$250	$—
Other Liabilities	7	—
Shareholders’ equity	98,870	54,498

	$99,127	$54,598

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2008	2007	2006

Interest income	$71	$—	$—
Dividends from subsidiary	—	—	—
Other income	—	—	—
Equity in undistributed subsidiary income (loss)	(1,259)	3,346	169
Interest expense	(14)	—	—
Other expense	(219)	(106)	(104)

Income (loss) before income tax and undistributed subsidiary income (loss)	(1,421)	3,240	65
Income tax expense (benefit)	62	153	—

Net income (loss)	$(1,359)	$3,393	$65

Continued

1st United Bancorp, Inc.,
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands except per share data)

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(1,359)	$3,393	$65
Adjustments:
Equity in undistributed subsidiary income	1,259	(3,346)	(169)
Stock based compensation expense	341	—	—
Net Change in other assets and liabilities	(50)	(157)	11

Net cash from operating activities	191	(110)	(93)

Cash flows from investing activities	(21,545)	—	(5,200)

Investments in subsidiary	(21,545)	—	(5,200)

Cash flows from financing activities
Proceeds from borrowings	250	—	—
Dividends paid	(206)	—	—
Proceeds from exercise of stock options	—	51	110
Repurchase and retirement of common stock	—	(474)	—
Issuance of preferred stock	6,529	—	—
Issuance of common stock	10,140	—	10,790

Net cash from financing activities	16,713	(423)	10,900

Net change in cash and cash equivalents	(4,641)	(533)	5,607
Beginning cash and cash equivalents	11,745	12,278	6,671

Ending cash and cash equivalents	$7,104	$11,745	$12,278

NOTE 21- SUBSEQUENT EVENTS

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000, and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $125, were approximately $9,875. Both the Series C Preferred and the Series D Preferred may be redeemed for $1,000 per share or a total of $10,500, upon consultation with the Federal Reserve Bank. The Series C Preferred pays cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred pays cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred is redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

To facilitate the issuance of the Series C Preferred and Series D Preferred, on February 27, 2009, the Company exchanged all of its outstanding Series A Preferred Stock for Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred”). All of the material terms and conditions of the Series B Preferred are identical with the Series A Preferred Stock except that the Series A Preferred had a liquidation preference over other preferred shares, whereas the liquidation preference of the Series B Preferred will be equal to that of the Series C Preferred and Series D Preferred.

Continued

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Internal Control Over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Exchange of Series A Non-Cumulative Perpetual Preferred Stock for Series B Non-Cumulative Perpetual Preferred Stock

On February 27, 2009, we entered into exchange agreements with the holders (“Holders”) of our Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”). Pursuant to the exchange agreements, the Holders exchanged 459,503 shares of Series A Preferred Stock having a liquidation preference of $4,595,030.00 for 459,503 shares of our Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). The Registrant received no cash proceeds from the exchange.

We issued the Series B Preferred Stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such act on the basis that this offer constituted an exchange with an existing holder of our securities and no commission or other remuneration was paid to any party for soliciting such exchange.

The rights, preferences, and privileges of the Series B Preferred Stock are set forth in the Certificate of Designation filed with the Secretary of State of the State of Florida. A copy of the Certificate of Designation is filed as Exhibit 3.3, and is incorporated herein in its entirety.

Sale of Series C and Series D Fixed Rate Cumulative Perpetual Preferred Stock

On March 13, 2009, we entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which we agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”), having a liquidation amount per share of $1,000, for a total price of $10,000,000, and a warrant (“Warrant”) to purchase up to 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”), at an initial per share exercise price of $0.01. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. For the purchase of our Series C Preferred Stock and our Series D Preferred Stock we received an aggregate purchase price of $10,000,005.

Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

The Series C Preferred Stock, the Series D Preferred Stock, and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Purchase Agreement is attached as Exhibit 10.13 and is incorporated into this report by reference.

Pursuant to the terms of the recently enacted American Recovery and Reinvestment Act of 2009 (the “ARRA”), we may, upon consultation with the Federal Reserve, repay the amount received for the Series C Preferred Stock and Series D Preferred Stock at any time, without regard to whether we have replaced such funds from any source or to any waiting period. The Series C Preferred Stock and Series D Preferred Stock are generally non-voting.

Pursuant to the Purchase Agreement, until the Department of Treasury no longer owns any shares of the Series C Preferred Stock or the Series D Preferred Stock, our employee benefit plans and other executive compensation arrangements for our current Senior Executive Officers must continue to comply in all respects with Section 111 of the EESA, as amended from time to time. Our “Senior Executive Officers” are Warren S. Orlando, Chairman; Rudy E. Schupp Chief Executive Officer; John Marino, President; H. William Spute, Jr. Executive Vice President – Chief Banking Officer; and Wade Jacobson, Executive Vice President – Chief Lending Officer.

On March 13, 2009, each of our Senior Executive Officers entered in a Senior Executive Officer Letter Agreement with us for the purpose of amending each of the Senior Executive Officer’s compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) in order to comply with the executive compensation and corporate governance requirements of Section 111 of the EESA, as may be amended from time to time. Each of the Senior Executive Officers also executed a Waiver voluntarily waiving any claim against us or the Treasury Department for any changes to such person’s compensation and benefits required. The form of the Senior Executive Officer Letter Agreement and the form of Waiver is attached as Exhibit 10.14 and 10.15 hereto, respectively, and are incorporated into this report by reference.

Effective March 3, 2009, we amended our Articles of Incorporation to (i) designate two series of preferred stock as “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” and “Fixed Rate Cumulative Perpetual Preferred Stock, Series D,” (ii) authorized 10,000 shares of Series C Preferred Stock and 500 shares of Series D Preferred Stock, and (iii) set forth the voting and other powers, designations, preferences and relative, participating, option or other rights, and the qualifications, limitations or restrictions thereof, of the Series C Preferred Stock and Series D Preferred Stock. The Articles of Amendment to our Articles of Incorporation are filed herewith as Exhibits 3.4 and 3.5 and incorporated herein by reference.

Prior to March 13, 2012, unless we have redeemed the Series C Preferred Stock and Series D Preferred Stock or the Treasury Department has transferred the Series C Preferred Stock and Series D Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (i) pay a dividend on our common stock or (ii) repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Furthermore, under the Articles of Amendment to our Articles of Incorporation, our ability to declare or pay dividends or repurchase our common stock or other equity or capital securities will be subject to restrictions in the event we fail to declare or pay all accrued dividends on the Series C Preferred Stock and the Series D Preferred Stock.

The foregoing description of the Purchase Agreement, the Series C Preferred Stock, the Series D Preferred Stock, the Senior Executive Officer Letter Agreement, and the Waiver contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, the Certificate of Designation for the Series C Preferred Stock, the Certificate of Designation for the Series D Preferred Stock, the form of Senior Executive Officer Letter Agreement, the form of Waiver, and the AARA Letter Agreement which are attached hereto as Exhibits 10.13, 3.4, 3.5, 10.14, 10.15, and 10.16, respectively, and are incorporated into this report by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 - Election of Directors” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2009 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Section 16 Compliance

Information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of the Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Election of Directors, Directors’ Fees” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting. Our shareholders approved the 2008 Incentive Plan at the 2008 Annual Meeting. The 2008 Incentive Plan replaces the Officers’ and Employees’ Stock Option Plan. We no longer grant equity compensation pursuant to the Officers’ and Employees’ Stock Option Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category Equity Compensation Plans Approved by Securities Holders	115,700	$13.68	433,542

Equity Compensation Plans Not Approved by Securities Holders	936,023	$11.98	0	(1)

Total	1,051,723	$12.17	433,542

(1)          Messrs. Orlando, Schupp, and Marino are granted stock options from time to time pursuant to a written employment agreement. Please see section captioned “Executive Compensation” in our Proxy Statement.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Transactions with Management and Related Persons” and “Proposal 1 Election of Directors – Committees of the Board of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Audit Fees and Related Matters” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2008 and 2007

Consolidated Statements of Income for Fiscal Years 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2008, 2007, and 2006

Consolidated Statements of Cash Flows for Fiscal Years 2008, 2007, and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of October 1, 2007 - incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (filed 11/19/07) (No. 333-147505)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of December 19, 2007 - incorporated herein by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (filed 12/28/08) (No. 333-147505)

2.3

Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc. and 1st United Bank, dated April 3, 2008- incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 000-1415277)

2.4

Amendment to Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc., 1st United Bank, and 1st United Bancorp, Inc., dated May 13, 2008- incorporated herein by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 000-1415277)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 000-1415277)

3.2

Certificate of Designation for Series A Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on April 25, 2008 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/14/08) (No. 000-1415277)

3.3

Certificate of Designation for Series B Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on February 25, 2009 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights **

3.4

Certificate of Designation for Series C Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on March 3, 2009 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights **

3.5

Certificate of Designation for Series D Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on March 3, 2009 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights **

3.6

Bylaws of the Registrant - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S 4 (filed 11/19/07) (No 333 147505) Registration Statement on Form S-4 (filed 11/19/07) (No. 333-147505)

4.1	See Exhibits 3.1 through 3.6 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2

Subordinated Capital Note, effective July 7, 2008, by 1st United Bank in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

4.3	Form of Certificate for the Series C Fixed Rate Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. **

4.4	Form of Certificate for the Series D Fixed Rate Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. **

10.1	Officers’ and Employees’ Stock Option Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (filed 11/19/07) (No. 333- 147505)

10.2	Amended and Restated Employment Agreement with John Marino, dated as of December 18, 2008**

10.3	Amended and Restated Employment Agreement with Warren S. Orlando, dated as of December 18, 2008**

10.4	Amended and Restated Employment Agreement with Rudy E. Schupp, December 18, 2008**

10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 18, 2008**

10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 18, 2008**

10.7	Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 18, 2008**

10.8

Employment Agreement with H. William Spute, Jr., effective February 29, 2008 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 2/6/08) (No. 000-1415277)

10.9	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 000-1415277)

10.10

Subordinated Capital Note Purchase Agreement between 1st United Bank and Silverton Bank, N.A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.11

Loan and Stock Pledge Agreement between 1st United Bancorp, Inc. and Silverton Bank, N. A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.12

Promissory Note with Revolving Feature, effective July 7, 2008, by 1st United Bancorp, Inc. in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.13

Letter Agreement, dated March 13, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto **

10.14	Form of Senior Executive Officer Letter Agreement **

10.15	Form of Waiver **

10.16	ARRA Letter Agreement dated February 26, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury**

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant**

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes- Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes- Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note __ to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 13, 2009, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By: /s/ John Marino

JOHN MARINO PRESIDENT AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp

Rudy E. Schupp
Chief Executive Officer
(Principal Executive Officer)

/s/ John Marino

John Marino
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Paula Berliner	/s/ Carlos Morrison

Paula Berliner, Director	Carlos Morrison, Director

/s/ Jeffery L. Carrier	/s/ H. William Spute, Jr.

Jeffery L. Carrier, Director	H. William Spute, Jr., Director

/s/ Ronald A. David, Esq.	/s/ Joseph W. Veccia, Jr.

Ronald A. David, Esq., Director	Joseph W. Veccia, Jr., Director

/s/ James D. Evans	/s/ John Marino

James D. Evans, Director	John Marino, Director

/s/ Arthur S. Loring	/s/ Warren S. Orlando

Arthur S. Loring, Director	Warren S. Orlando, Director

/s/ Thomas D. Lynch	/s/ Rudy E. Schupp

Thomas D. Lynch, Director	Rudy E. Schupp, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

As of the date of the filing of this report, neither the Registrant’s proxy materials nor annual report to shareholders has been sent to the Registrant’s shareholders.

The Registrant plans to send a Proxy Statement to its stockholders; however, the Registrant intends to register its class of common stock pursuant to Section 12 of the Act, and, therefore, the Proxy Statement will be filed pursuant to Section 14A of the Act.