Form 10-Q
period 2009-03-31
1st United Bancorp, Inc.
filed 2009-04-30
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

(561) 362-3400

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2009

Common stock, $.01 par value	8,670,231

1ST UNITED BANCORP, INC.
MARCH 31, 2009
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008: (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A, as updated from time to time; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7., as well as:

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	changes in the securities and real estate markets;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	inflation, interest rate, market and monetary fluctuations;

▪	legislative or regulatory changes;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	the accuracy of our financial statement estimates and assumptions;

▪	the loss of our key personnel;

▪	potential customer loss, deposit attrition and business disruption as a result of acquisitions that we have made or may make in the future;

▪	the failure to achieve expected gains, revenue growth, and/or expense savings from acquisitions that we have made or may make in the future;

▪	our need and our ability to incur additional debt or equity financing;

▪	the effects of harsh weather conditions, including hurricanes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

▪	our ability to manage the risks involved in the foregoing.

However, other factors besides those listed above or discussed elsewhere in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS
Cash and due from banks	$11,057	$14,574
Federal funds sold	1,897	4,528

Cash and cash equivalents	12,954	19,102
Time deposits in other financial institutions	75	75
Securities available for sale	39,966	35,075
Loans held for sale	—	1,200
Loans, net of allowance of $5,856 and $5,799 at March 31, 2009 and December 31, 2008	492,016	480,448
Nonmarketable equity securities	5,281	6,001
Premises and equipment, net	10,192	10,340
Company owned life insurance	2,254	4,462
Goodwill	45,008	45,008
Core deposit intangible assets	2,026	2,110
Accrued interest receivable and other assets	12,725	14,000

Total assets	$622,497	$617,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$105,226	$100,785
Interest bearing deposits	346,195	335,484

Total deposits	451,421	436,269
Federal funds purchased and repurchase agreements	13,861	18,129
Federal Home Loan Bank advances	40,000	56,013
Other borrowings	5,250	5,250
Accrued interest payable and other liabilities	3,350	3,290

Total liabilities	513,882	518,951

Shareholders’ equity
Preferred Stock – no par, 3,779,499 shares; no shares issued or outstanding	—	—
Series A non-cumulative perpetual Preferred Stock, no par value; 750,000 shares authorized; 459,503 shares issued and outstanding at December 31, 2008	—	4,595
Series B non-cumulative perpetual Preferred Stock, no par value; 460,000 shares authorized; 459,503 shares issued and outstanding at March 31, 2009	4,595	—
Series C fixed rate cumulative perpetual Preferred stock, no par value; 10,000 shares authorized; 10,000 issued and outstanding at March 31, 2009	9,370	—
Series D fixed rate cumulative perpetual Preferred stock, no par value; 501 shares authorized; 500 issued and outstanding at March 31, 2009	559
Common Stock, $.01 par value; 15,000,000 shares authorized; 8,670,231 issued and outstanding at March 31, 2009 and December 31, 2008	87	87
Additional paid-in capital	105,674	105,581
Accumulated deficit	(12,288)	(12,162)
Accumulated other comprehensive income	618	769

Total shareholders’ equity	108,615	98,870

Total liabilities and shareholders’ equity	$622,497	$617,821

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2008

Interest income:
Loans, including fees	$6,477	$6,208
Securities	442	450
Federal funds sold and other	37	131

Total interest income	6,956	6,789

Interest expense:
Deposits	1,677	1,962
Federal funds purchased and repurchase agreements	12	86
Federal Home Loan Bank advances	112	345
Other borrowings	87	20

Total interest expense	1,888	2,413

Net interest income	5,068	4,376
Provision for loan losses	105	150

Net interest income after provision for loan losses	4,963	4,226

Non-interest income:
Service charges and fees on deposit accounts	342	242
Gains on sales of securities	63	—
Net gain on sales of residential loans	12	35
Increase in cash surrender value of Company owned life insurance	44	44
Other	43	102

Total non-interest income	504	423

Non-interest expense:
Salaries and employee benefits	2,437	2,494
Occupancy and equipment	1,422	1,295
Data processing	457	358
Telephone	135	113
Stationery and supplies	62	64
Amortization of intangibles	84	37
Professional fees	95	42
Advertising	18	48
Merger reorganization expenses	—	1,289
FDIC assessment	197	55
Impairment of available for sale securities	63	—
Other	407	340

	5,377	6,135

Income (loss) before taxes	90	(1,486)
Income tax expense (benefit)	38	(579)

Net income (loss)	52	(907)
Preferred stock dividends earned	(114)	—

Net Income (loss) available to common shareholders	$(62)	$(907)

Basic earnings (loss) per share	$(0.01)	$(0.17)
Diluted earnings (loss) per share	$(0.01)	$(0.17)

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock

Balance at January 1, 2008			—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Stock-based compensation expense
Issuance of common stock Equitable Financial Group merger net of $503

Balance at March 31, 2008	—	—	—	—	—	—	—

Balance at January 1, 2009	459,503	$4,595	—	—			—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						$4
Stock-based compensation expense
Exchange of Series A Preferred for Series B Preferred	(459,503)	$(4,595)	459,503	$4,595
Issuance of Series C preferred stock net of issuance cost $75					10,000	9,366
Issuance of Series D preferred stock net of unearned cost $496							500

Balance, March 31, 2009	—	$—	459,503	$4,595	10,000	$9,370	500

	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2008		4,693,765	$47	$64,720	$(10,526)	$257	$54,498
Comprehensive income:
Net income (loss)					(907)		(907)
Change in net unrealized gain (loss) on securities available for sale						342	342

Total comprehensive income (loss)							(565)
Stock-based compensation expense				47			47
Issuance of common stock Equitable Financial Group merger net of $503		1,931,072	19	27,478			27,497

Balance at March 31, 2008	—	6,624,837	$66	$92,245	$(11,433)	$599	$81,477

Balance at January 1, 2009	—	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)					52		52
Change in net unrealized gain (loss) on securities available for sale						(151)	(151)

Total comprehensive income (loss)							(99)
Dividends declared on preferred stock					(178)		(174)
Stock-based compensation expense				93			93
Exchange of Series A Preferred for Series B Preferred
Issuance of Series C preferred stock net of issuance cost $75							9,366
Issuance of Series D preferred stock	$559						559

Balance, March 31, 2009	$559	8,670,231	$87	$105,674	$(12,288)	$618	$108,615

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(Dollars in thousands)
(unaudited)

	2009	2008

Cash flows from operating activities
Net income (loss)	$52	$(907)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities
Provision for loan losses	105	150
Depreciation and amortization	544	401
Net amortization of securities	66	(226)
Impairment of available for sale securities	63	—
Increase in cash surrender value of Company Owned Life Insurance	(44)	(44)
Stock-based compensation expense	93	47
Net (gain) loss on sale of securities	(63)	—
Net (gain) loss on sale of loans held for sale	(12)	(35)
Loans originated for sale	(1,074)	(4,394)
Proceeds from sale of loans held for sale	2,286	3,203
Net change in:
Deferred income tax	(3,114)	(579)
Deferred loan fees	(37)	(181)
Other assets	4,401	(1,336)
Accrued expenses and other liabilities	60	1,875)

Net cash from (used for) operating activities	3,326	(2,026)

Cash flows from investing activities
Proceeds from sales of securities	5,934	—
Proceeds from security maturities, calls and prepayments	1,114	7,388
Purchases of securities	(12,247)	(3,035)
Loan originations and payments, net	(11,636)	(14,137)
Proceeds from sale of government guaranteed loans	—	4,797
Purchase of nonmarketable equity securities	720	(1,604)
Net cash paid in connection with acquisition	—	(1,820)
Additions to premises and equipment, net	(233)	(55)
Proceeds from surrender of bank owned life insurance	2,252	—

Net cash used for investing activities	(14,096)	(8,466)

Cash flows from financing activities
Net increase in deposits	15,152	9,118
Net change in federal funds purchased and repurchase agreements	(4,268)	(12,205)
Net change in short term Federal Home Loan Bank advances	(16,013)	12,000
Net change in other borrowings	—	202
Issuance of preferred stock	9,929	—
Dividends paid	(178)	—

Net cash from financing activities	4,622	9,115

Net change in cash and cash equivalents	(6,148)	(1,377)
Beginning cash and cash equivalents	19,102	31,901

Ending cash and cash equivalents	$12,954	$30,524

Supplemental cash flow information:
Interest paid	$1,888	$1,977
Income taxes paid	—	—

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County (after the closure of the Plantation banking center on March 27, 2009 and the Hollywood banking center on April 17, 2009) and one each in the cities of North Miami Beach, Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. (“Equitable”) on February 29, 2008. EEL is a commercial finance subsidiary, which provides commercial real estate loans to higher risk collateral dependent borrowers. During the period ended December 31, 2008, the entire loan portfolio held by EEL of approximately $5.6 million was transferred to 1st United. Bancorp has no plans to expand the operations of this subsidiary at this time.

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

The financial information included herein as of and for the periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings (loss) per share is restated for all stock splits and stock dividends through the date of issue of the financial statements.

The weighted average common shares outstanding for the periods ended March 31, 2009 and March 31, 2008 were 8,670,231 and 5,351,603, respectively, for computing basic earnings (loss) per share and for computing diluted earnings (loss) per share. Shares of common stock related to stock options of 1,039,223 for March 31, 2009, and 883,423 for March 31, 2008, were not considered in computing diluted earnings (loss) per share for 2009 and 2008 because consideration of those instruments would be antidilutive.

NOTE 2 – LOANS

Loans were as follows:

	March 31, 2009	December 31, 2008

Commercial	$86,529	$90,968
Real estate:
Residential	104,154	100,571
Commercial	211,752	203,734
Construction	87,810	83,161
Consumer and other	7,716	7,865

	497,961	486,299
Add (deduct):
Allowance for loan losses	(5,856)	(5,799)
Net deferred (fees) cost	(89)	(52)

	$492,016	$480,448

Activity in the allowance for loan losses was as follows:

	Three months ended March 31,

	2009	2008

Beginning balance	$5,799	$2,070
Net balance transfer from merger	—	2,056
Provision for loan losses	105	150
Loans charged-off	(50)	(143)
Recoveries	2	1

Ending balance	$5,856	$4,134

As part of the acquisition of Equitable and the acquisition of the banking center network, substantially all of the deposits, and much of the loan portfolio of Citrus Bank, N.A. on August 15, 2008, (the “Citrus Acquisition”), the Company acquired certain loans with an aggregate face value of $27,282, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a discount of $9,046 was recorded for these loans at the date of acquisition. The carrying amount of these loans at March 31, 2009 was approximately $14,802, net of a discount of $7,330.

At March 31, 2009, none of these loans were included in nonperforming loans, and $2,834 were considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $265 during the period ended March 31, 2009 related to these loans.

NOTE 3 –LONG-TERM BORROWINGS

On July 7, 2008, 1st United entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5,000. The Debenture bears interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate will be equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United must repay principal of $125 each quarter beginning September 15, 2010 until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. 1st United paid an origination fee of $38 to Lender for the Debenture. The Debenture is included in total capital for purposes of computing total capital to risk weighted assets for both the Company and 1st United.

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

Also on July 7, 2008, Bancorp entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with Lender pursuant to which Bancorp received a $5,000 revolving Line of Credit (the “Note”) secured by 100% of the common stock of 1st United Bank. The Note bears interest at the three month LIBOR index rate for U.S. Dollar deposits plus 200 basis points, adjusted daily. The Note has an interest rate floor of 4.50%.

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

The Note contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining a debt service coverage ratio (as calculated in the Loan and Stock Pledge Agreement); (2) maintaining Bancorp’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”; (3) maintaining 1st United’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; and (4) maintaining 1st United’s non-performing assets at less than 1.50%. Upon the occurrence of any event of default (as defined in the Loan and Stock Pledge Agreement) which is continuing, Lender shall have the right to declare the Note to be immediately due and payable. At March 31, 2009, the Company was not in compliance with one covenant related to the Note. Non-performing assets as defined in the Note were 1.82% at March 31, 2009 compared to the covenant maximum of 1.50%. The Company has received a waiver of this covenant through March 31, 2009, and has requested a waiver through June 30, 2009. The Company has the ability to pay this $250 if the Lender requires it at that time.

NOTE 4 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At the period ended March 31, 2009, 115,400 shares had been issued and no additional options were available to be issued under the plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At March 31, 2009, up to 433,542 awards may be issued under the 2008 Incentive Plan. No awards have been made under the 2008 Incentive Plan.

During the period ended March 31, 2009, the Company approved a plan to allow non-executive employees, at the employees’ option, to exchange 56,800 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 for 56,800 stock option to be issued under the 2008 Incentive Plan with an exercise price of $7.20, but with new vesting periods, which would commence on the date of the new options. No shares have been exchanged as of March 31, 2009.

Additionally, 874,323 options to purchase the Company’s common stock were outstanding at March 31, 2009 and December 31, 2008, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At March 31, 2009 and December 31, 2008, 62,000 options were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the fair market value at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for these plans and agreements was $93 and $47, respectively, for the periods ended March 31, 2009 and March 31, 2008.

NOTE 5 – PREFERRED STOCK

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000, and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $75, were approximately $9,925. Both the Series C Preferred and the Series D Preferred may be redeemed for $1,000 per share or a total of $10,500, upon consultation with the

Federal Reserve Bank. The Series C Preferred pays cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred pays cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred is redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

To facilitate the issuance of the Series C Preferred and Series D Preferred, on February 27, 2009, the Company exchanged all of its outstanding Series A Non-Cumulative Perpetual Preferred Stock for Series B Preferred Stock (“Series B Preferred”). All of the material terms and conditions of the Series B Preferred are identical to the Series A Preferred Stock except that the Series A Preferred had a liquidation preference over other preferred shares, whereas the liquidation preference of the Series B Preferred is equal to that of the Series C Preferred and Series D Preferred.

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at March 31, 2009 using

	Mar 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$39,966	$—	$39,966	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2009 using

	Mar 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$9,202	$—	$—	$9,202

Impaired loans, which are measured for impairment using the present value of cash flow and the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,942, with a valuation allowance of $1,740, resulting in an additional provision for loan losses of $105 for the period.

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, Effective Date of SFAS No. 157, which requires the Company to apply the provisions of SFAS 157 to non-financial assets and liabilities measured on a nonrecurring basis. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

NOTE 7 - RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING STANDARDS

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. Management’s discussion and analysis is divided into subsections entitled “Business Overview,” “Operating Results,” “Financial Condition,” “Capital Resources,” “Cash Flows and Liquidity,” “Off Balance Sheet Arrangements,” “Legislation” and “Critical Accounting Policies.” Our financial condition and operating results principally reflect those of its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”). The consolidated entity is referred to as the “Company,” “Bancorp,” “we,” “us,” or “our.”

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report on Form 10-K, as updated from time to time, and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed above, or in our Quarterly Report or in our Annual Report, also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

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

Our merger with Equitable is consistent with our plans to enhance our footprint and competitive position while effectively serving as a means of implementing and accelerating our growth strategy and objectives. Not only did the Equitable Merger expand our current operations in Broward County, but it also provided for expansion into a new and desirable market in northern Miami-Dade County. Given the similar community banking orientation and complementary business models of Bancorp and Equitable, we believe that the combined company is well-positioned to deliver superior customer service, achieve stronger financial performance, and enhance shareholder value.

On August 15, 2008, we completed an acquisition of the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A., headquartered in Vero Beach, Florida. We refer to this as the Citrus Acquisition. The Citrus Acquisition resulted in the assumption and acquisition of approximately $87.5 million in deposits and $38 million in net loans. In addition, we expanded our banking centers to Vero Beach, Sebastian, and Barefoot Bay, Florida. As a condition of receiving regulatory approval of the acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters.

Effective April 17, 2009, we closed our Hollywood banking center. The Hollywood banking center at March 31, 2009 had total deposits of $2.6 million. Subsequent to the closing of the center, this office will continue to be utilized as a loan office. In addition, on March 27, 2009, we closed our Plantation banking center. The lease for this office expired in April 2009. The Plantation banking center at December 31, 2008 had total deposits of $9.5 million. We believe the deposits of these banking centers will be substantially retained and serviced by other 1st United Bank banking centers.

Due to the Equitable Merger, Citrus Acquisition, and subsequent banking center closures, we increased our branches from 8 to 12 locations and increased our full-time employees from 103 at December 31, 2007 to 133 full-time and 12 part-time employees at March 31, 2009.

During the quarter ended March 31, 2009, we received approximately $10 million in additional capital through the Capital Purchase Program offered by the U.S. Treasury. In exchange, we issued 10,000 shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) to the Treasury. Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. We also issued a warrant (the “Warrant”) to the Treasury to purchase 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) with an exercise price of $0.01 per share. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

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

Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida are reflected in current unemployment statistics. The Florida unemployment rate at March 31, 2009 increased to 9.7% from 4.7% at the end of 2007, reaching the highest level since 1976. A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

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

Financial Overview

•

Net income for the quarter ended March 31, 2009 was $52,000 compared to a loss of $907,000 for the quarter ended March 31, 2008. Results for 2008 included pre-tax expense of approximately $1.3 million for merger-related expenses.

•	Net interest margin declined to 3.79% for the quarter ended March 31, 2009, compared to 4.43% for the quarter ended March 31, 2008.

•	Nonperforming loans at March 31, 2009 represented 1.82% of total loans compared to 1.76% at December 31, 2008.

•	The changes in operating results for the period ended March 31, 2009 when compared to the period ended March 31, 2008 were substantially a result of the Equitable Merger and Citrus Acquisition.

OPERATING RESULTS

For the three month period ended March 31, 2009, we reported net income of $52,000 compared to a net loss of $907,000 for the three month period ended March 31, 2008. We have summarized the material variances between periods below.

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

The following table reflects the components of net interest income, setting forth for the periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest-earning assets).

Net interest earnings for the three-month periods ended March 31, 2009 and 2008 are reflected in the following table:

	March 31, 2009			March 31, 2008

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans	$491,343	$6,477	5.29%	$347,949	$6,208	7.18%
Investment securities	35,343	442	5.00%	36,176	450	4.98%
Federal funds sold and securities purchased under resale agreements	10,183	37	1.46%	13,222	131	3.98%

Total interest earning assets	536,869	6,956	5.20%	397,347	6,789	6.87%

Non interest-earning assets	82,951			34,15
Allowance for loan losses	(5,795)			(3,012)

Total assets	$614,025			$428,486

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$57,051	$37	0.26%	$41,808	$179	1.72%
Money market accounts	104,218	240	0.92%	73,390	512	2.81%
Savings accounts	13,674	20	0.59%	4,608	11	0.93%
Certificates of deposit	174,783	1,380	3.17%	114,479	1,260	4.43%
Fed Funds Purchased and Repos	15,737	12	0.31%	20,069	86	1.72%
Other borrowings	44,543	199	1.79%	39,244	365	3.83%

Total interest-bearing liabilities	410,006	1,888	1.85%	293,598	2,413	3.31%

Non interest-bearing liabilities
Demand deposit accounts	99,966			68,943
Other liabilities	3,234			2,730

Total non interest bearing liabilities	103,200			71,673
Shareholders’ equity	100,819			63,215

Total liabilities and shareholders’ equity	$614,025			$428,486

Net interest spread		$5,068	3.35%		$4,376	3.58%

Net interest on average earning assets - Margin			3.79%			4.43%

Our net interest income for the 1st quarter of 2009 was positively impacted by continued loan growth including $185 million of loans acquired in the Equitable Merger and Citrus Acquisition. As the Equitable Merger was effective February 29, 2008 and the Citrus transaction on August 15, 2008, only the assets acquired from the Equitable Merger impacted net interest income, and only for one month, for the quarter ended March 31, 2008. Total loans increased by $43.5 million, or 9.7%, from $448.5 million at March 31, 2008 to $492 million at March 31, 2009. At March 31, 2009, loans represented 79.0% of total assets and 104.9% of total deposits and customer repurchase agreements versus 77.3% of total assets and 101.6% of total deposits and customer repurchase agreements at March 31, 2008. Earnings for the current quarter were negatively impacted by decreases in the overnight Federal funds rate and the Wall Street Journal’s prime lending rate which occurred throughout 2008. A substantial portion of 1st United Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Wall Street Journal’s prime rate. Since January 1,

2008, 1st United Bank’s lending prime rate has decreased from 6.0% to 3.25% at March 31, 2009. This decrease has had and may continue to have a negative impact on our interest income and margin.

Net interest income was $5.1 million for the three months ended March 31, 2009, as compared to $4.4 million for the three months ended March 31, 2008, an increase of $692,000 or 15.8%. The increase resulted primarily from an increase in average earning assets of $139.5 million or 35.1% primarily due to the Equitable Merger and Citrus Acquisition. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 64 basis points from 4.43% during the three months ended March 31, 2008 to 3.79% during the three months ended March 31, 2009, mainly the result of aggressive interest rate reductions by the Federal Reserve of the discount rate, overnight Federal funds rate, and Wall Street Journal prime rate. At the same time, we have conservatively remained competitive with interest rates offered to our customers.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-month period ended March 31, 2009 and 2008:

(Dollars in thousands)	March 31, 2009 and 2008

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$269	$2,149	$(1,880)
Investment securities	(8)	(10)	2
Federal funds sold and securities purchased under resale agreements	(94)	(25)	(69)

Total interest-earning assets	$167	2,114	(1,947)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	(142)	49	(191)
Money market accounts	(272)	160	(432)
Savings accounts	9	15	(6)
Certificates of deposit	120	542	(422)
Fed Funds Purchased and Repos	(74)	(15)	(59)
Other borrowings	(166)	44	(210)

Total interest-bearing liabilities	(525)	795	(1,320)

Net interest spread	$692	$1,319	$(627)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, And Income Taxes

Non-interest income includes service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $81,000, or 19.1%, when comparing the first quarter of 2009 to the same period last year. The increase is principally due to higher service charges and fees on deposit accounts, higher gains on sale of securities offset by lower gains on sale of loans.

We have experienced an overall slow down in the origination of residential loans for sale during 2009 resulting in a decrease in net gain on sales of residential loans from $35,000 in the three month period ended March 31, 2008 to $12,000 for the three-month period ended March 31, 2009. The slow down was primarily a result of the overall slow down in home sales in South Florida.

Service charges increased from the three-month period ending March 31, 2008 by approximately $100,000 to $342,000 for the three month period ending March 31, 2009 as a result of an increase in average deposits during 2009 of $115.2 million primarily due to the Equitable Merger and Citrus Acquisition as well as an increase in overall service charges assessed and collected.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense decreased by $758,000, or 12.4%, from $6,135,000 for the first quarter of 2008 to $5,377,000 for the current quarter. Merger reorganization expenses during the first quarter of 2008 accounted for $1,289,000 of the decrease, partially offset by increases in other expenses.

The remaining other expenses included in non-interest expense increased approximately $531,000 from the three month periods ended March 31, 2008 compared to March 31, 2009. The individual increases were primarily a result of the Equitable Merger whereby only one full month of combined expenses were included in the period ended March 31, 2008, and increases in data processing and FDIC assessment expenses during the first quarter of 2009. Salaries and employee benefits decreased $57,000 or 2.3% from the period ended March 31, 2008 to March 31, 2009. Total full-time equivalent employees at March 31, 2008 were 150 compared to 140 at March 31, 2009. Occupancy and equipment expense increased $127,000 or 9.8% from the period ended March 31, 2008 to March 31, 2009. The increase was a result of adding six new locations due to the Equitable Merger and Citrus Acquisition during 2008.

We recorded a $105,000 loan loss provision for the three months ended March 31, 2009, compared to $150,000 for the three months ended March 31, 2008.

We recorded an income tax expense of $38,000 for the three months ended March 31, 2009, compared to a $579,000 tax benefit (based on an effective tax rate of approximately 39%) for the three months ended March 31, 2008, as the company had pre-tax earnings of $90,000 for the quarter.

FINANCIAL CONDITION

At March 31, 2009, our total assets were $622.2 million and our net loans were $492 million or 79% of total assets. At December 31, 2008, our total assets were $617.8 million and our net loans were $480.4 million or 78% of total assets. The increase in net loans from December 31, 2008 to March 31, 2009 was $11.6 million or 2.4% due to ongoing business development efforts (approximately 19.4 originated or participations repurchased and $7.8 million in pay downs). Compared to the prior two years, the growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets serviced by 1st United Bank, as well as an increased level of commercial loan payoffs.

At March 31, 2009, the allowance for loan losses was $5.9 million or 1.18% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans.

During the first quarter of 2009, we received approximately $2.3 million in cash surrender value from one of the carriers of three of our company-owned life insurance policies. These policies are anticipated to be replaced for the same amount during the second quarter of 2009.

At March 31, 2009, our total deposits were $451.4 million, an increase of $15.2 million (3%) over December 31, 2008 of $436.3 million. Non-interest bearing deposits represented 23.3% of total deposits at March 31, 2009 compared to 23.1% at December 31, 2008.

Federal Home Loan Advances decreased $16 million to $40 million at March 31, 2009 when compared to 2008 primarily due to increased funding through core deposits.

Asset Quality

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2009 and year-end 2008.

(dollars in thousands)	March 31, 2009		December 31, 2008

	Balance	%of Total Loans	Balance	% of Total Loans

Construction
Residential	$2,964.60%		$3,586.74%
Residential Spec	18,112	3.64%	16,939	3.48%
Commercial	24,569	4.93%	20,349	4.18%
Commercial Spec	5,574	1.12%	3,185.65%
Land Development
Residential	2,068.42%		2,076.43%
Residential Spec	15,696	3.15%	17,561	3.61%
Commercial	2,175.44%		2,175.45%
Commercial Spec	16,652	3.34%	17,290	3.56%

Total	$87,810	17.63%	$83,161	17.10%

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2009 and December 31, 2008, no concentration of loans within any portfolio category exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 81% and 79%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain business relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. We provide loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, we have established a self imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At March 31, 2009, we had exposure of 8.1% and 8.5% of total loans related to the program, compared to 8.4% and 9.8%, respectively, at December 31, 2008.

We have identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at March 31, 2009 and December 31, 2008 are as follows:

(dollars in thousands)	March 31, 2009	December 31, 2008

Loans past due 90 days or more as to principal or interest payments and still accruing	$—	$2,059
Nonaccruing loans	9,041	8,549

Total nonperforming assets	9,041	10,608
Troubled debt restructurings	—	—

Total risk elements	$9,041	$10,608

Nonaccruing loans as a percentage of total loans	1.82%	1.76%

Non performing assets as a percentage of total loans and foreclosed real estate	1.82%	2.18%

Impaired Loans

	March 31, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$8,765	$6,740
Loans with allocated allowance for loan losses	10,942	7,113

	$19,707	$13,853

Amount of the allowance for loan losses allocated	$1,740	$1,522

Non-performing loans and impaired loans are defined differently. Consequently, some loans may be included in both categories, while other loans may only be included in one category.

Allowance for Loan Losses

At March 31, 2009, the allowance for loan losses was $5.9 million or 1.19% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.18% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors have deteriorated, or there are chronic delinquencies. It is our policy to analyze substandard loans in accordance with FAS No. 114, and provide a specific credit allocation if needed. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. At March 31, 2009, we identified approximately $19.7 million (or 3.9% of total loans) in loans we have classified as impaired. This compares to $13.9 million or 2.9% of total loans at December 31, 2008. At March 31, 2009 and December 31, 2008, the specific credit allocation included in the allowance for loan losses for loans impaired was $1.7 million and $1.5 million, respectively. Approximately $12 million of loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification. Two of these loans are now considered impaired at March 31, 2009.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 7.0% of our average earning asset base for the quarter ended March 31, 2009, as compared to 10.01% at year ended December 31, 2008, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits increased by $15.2 million from December 31, 2008 to total deposits of $451.4 million at March 31, 2009, due to business development efforts and to a $7 million increase in broker deposits. Broker deposits at March 31, 2009 were $30.6 million, or less than 7% of deposits. At March 31, 2009, non-interest bearing deposits represented approximately 23.3% of deposits compared to 23.1% at December 31, 2008.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2009, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.2%, a Tier 1 risk-based capital ratio of 9.0%, and a Tier 1 leverage ratio of 7.7%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s and 1st United Bank’s regulatory Capital Ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of March 31, 2009
Total Capital to risk-weighted assets
Consolidated	$67,782	13.92%	$38,951	8.00%	$48,688	10.00%
1st United	54,135	11.12%	38,949	8.00%	48,686	10.00%
Tier I capital to risk-weighted assets
Consolidated	56,926	11.69%	19,475	4.00%	29,213	6.00%
1st United	43,279	8.89%	19,474	4.00%	29,211	6.00%
Tier I capital to total average assets
Consolidated	56,926	10.11%	22,529	4.00%	28,161	5.00%
1st United	43,279	7.68%	22,527	4.00%	28,158	5.00%

As of December 31, 2008
Total Capital to risk-weighted assets
Consolidated	$56,554	11.69%	$38,690	8.00%	$48,363	10.00%
1st United	49,626	10.26%	38,687	8.00%	48,359	10.00%
Tier I capital to risk-weighted assets
Consolidated	45,755	9.46%	19,345	4.00%	29,018	6.00%
1st United	37,827	8.03%	19,368	4.00%	29,015	6.00%
Tier I capital to total average assets
Consolidated	45,755	8.15%	22,469	4.00%	28,086	5.00%
1st United	38,827	6.91%	22,468	4.00%	28,085	5.00%

On March 13, 2009, we sold 10,000 shares of Series C Preferred Stock and 500 shares of Series D Preferred Stock to the United States Department of the Treasury under the Emergency Economic Stabilization Act. The Series C Preferred Stock were sold at $1,000 per share while the Series D Preferred Stock were sold for $0.01 per share. The total proceeds, net of issuance costs of approximately $75, was approximately $9.9 million. We may redeem both the Series C Preferred Stock and the Series D Preferred Stock for $1,000 per share or a total of $10.5 million. The Series C Preferred Stock receive cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred receive cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred Stock are redeemed. The Series C Preferred Stock and Series D Preferred Stock also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

To facilitate the issuance of the Series C Preferred Stock and Series D Preferred Stock, on February 27, 2009, we exchanged all of our outstanding Series A non-cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) for Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). All of the material terms and conditions of the Series B Preferred Stock are identical with the Series A Preferred Stock, except that the Series A Preferred Stock had a liquidation preference over other preferred shares, whereas the liquidation preference of the Series B Preferred Stock will be equal to that of the Series C Preferred Stock and Series D Preferred Stock.

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

At March 31, 2009, we had short-term borrowings from the FHLB of $35 million. At March 31, 2009, we had commitments to originate loans totaling $73.4 million. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2009 totaled $132.3 million, and maturing loans totaled approximately $210 million.

On July 7, 2008, we entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with a correspondent bank (“Lender”) pursuant to which we received a $5 million revolving Line of Credit (the “Note”) secured by 100% of the common stock of 1st United. The Note bears interest at the three month LIBOR index rate for U.S. Dollar deposits plus 200 basis points, adjusted daily. The Note has an interest rate floor of 4.50%.

The Note matures on July 2, 2020, at which time all outstanding interest and principal is due and payable. For the initial two years of the Note, we may make quarterly payments of interest only. Beginning August 2, 2010, we must make payments of interest and principal, based on a ten-year amortization. At all times during the term of the Note, there must be a minimum outstanding principal balance of $250,000. In addition, if we prepay the Note prior to maturity, we must pay Lender a prepayment penalty of $150,000. We have entered into a written agreement with the Federal Reserve not to borrow from this facility or enter into any other debt at the holding company without first receiving the Federal Reserve’s permission.

The Note contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining a debt service coverage ratio (as calculated in the Loan and Stock Pledge Agreement); (2) maintaining our Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”; (3) maintaining 1st United’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; and (4) maintaining 1st United’s non-performing assets at less than 1.50%. Upon the occurrence of any event of default (as defined in the Loan and Stock Pledge Agreement) which is continuing, Lender shall have the right to declare the Note to be immediately due and payable. At March 31, 2009, we were not in compliance with one covenant related to the Note. Non-performing assets as defined in the Note were 1.82% at March 31, 2009 compared to the covenant maximum of 1.50%. We received a waiver of this covenant through March 31, 2009, and have requested a waiver through June 30, 2009. We currently have the ability to pay this $250,000 if the Lender requires it at that time.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent 24 months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2009, we had short-term lines available from correspondent banks totaling $28 million, and an additional borrowing capacity from the FHLB of $31.8 million, based on current collateral pledged, and approximately $31 million available from the Certificate of Deposit Assessment Rate program, for a total credit available of $90.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2009, we had $70.8 million in commitments to originate loans and $3.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the Deposit Insurance Fund by imposing an emergency special assessment on all insured financial institutions. This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009. The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of April 29, 2009, no final determination has been made. Based on our deposits as of March 31, 2009, we anticipate our special assessment, based on the current guidance from the FDIC, of between a 10 and 20 basis points special assessment, to be between $443,500 and $887,000.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008 and Citrus on August 15, 2008. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2008, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

(a)          Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Rudy E. Schupp, and Chief Financial Officer, John Marino, have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosure.

(b)          Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 13a-15 (f) under the Act. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time we may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, we are not a party to any litigation that management believes could reasonably be expected to have a material adverse effect on our financial position or results of operations for an annual period.

ITEM 6.	EXHIBITS

(a)          The following exhibits are included herein:

Exhibit No.	Name

10.13

Letter Agreement, dated March 13, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto – incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.14	Form of Senior Executive Officer Letter Agreement – incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.15	Form of Waiver – incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.16

ARRA Letter Agreement dated February 26, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury – incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date:	April 30, 2009	By /s/ JOHN MARINO

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.13

Letter Agreement, dated March 13, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto – incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.14	Form of Senior Executive Officer Letter Agreement – incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.15	Form of Waiver – incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

10.16

ARRA Letter Agreement dated February 26, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury – incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed March 13, 2009 (No. 000-1415227)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350