Form 10-Q
period 2009-06-30
1st United Bancorp, Inc.
filed 2009-07-29
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)_during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2009

Common Stock, $.01 par value	8,670,231

1ST UNITED BANCORP, INC.
June 30, 2009
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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Cash and due from banks	$13,136	$14,574
Federal funds sold	1,536	4,528

Cash and cash equivalents	14,672	19,102
Time deposits in other financial institutions	75	75
Securities available for sale	41,093	35,075
Loans held for sale	300	1,200
Loans, net of allowance of $7,445 and $5,799 at June 30, 2009 and December 31, 2008	497,382	480,448
Nonmarketable equity securities	5,699	6,001
Premises and equipment, net	9,986	10,340
Foreclosed assets	192	—
Company owned life insurance	4,478	4,462
Goodwill	45,008	45,008
Core deposit intangible assets	1,949	2,110
Accrued interest receivable and other assets	12,291	14,000

Total assets	$633,125	$617,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$106,850	$100,785
Interest bearing deposits	366,553	335,484

Total deposits	473,403	436,269
Federal funds purchased and repurchase agreements	16,176	18,129
Federal Home Loan Bank and Federal Reserve Bank borrowings	29,000	56,013
Other borrowings	5,250	5,250
Accrued interest payable and other liabilities	3,481	3,290

Total liabilities	527,310	518,951

Shareholders’ equity
Preferred Stock – undesignated, 3,779,499 shares; no shares issued or outstanding	—	—
Series A non-cumulative perpetual Preferred Stock, no par value; 750,000 shares authorized; 459,503 shares issued and outstanding at December 31, 2008		4,595
Series B non-cumulative perpetual Preferred Stock, no par value; 460,000 shares authorized; 459,503 shares issued and outstanding at June 30, 2009	4,595	—
Series C fixed rate cumulative perpetual Preferred Stock, no par value; 10,000 shares authorized; 10,000 issued and outstanding at June 30, 2009	9,295	—
Series D fixed rate cumulative perpetual Preferred Stock, no par value; 501 shares authorized; 500 issued and outstanding at June 30, 2009	556	—
Common Stock, $.01 par value; 30,000,000 shares authorized; 8,670,231 issued and outstanding at June 30, 2009 and December 31, 2008	87	87
Additional paid-in capital	105,768	105,581
Accumulated deficit	(14,324)	(12,162)
Accumulated other comprehensive income (loss)	(162)	769

Total shareholders’ equity	105,815	98,870

Total liabilities and shareholders’ equity	$633,125	$617,821

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Interest income:
Loans, including fees	$6,379	$7,397	$12,856	$13,605
Securities	517	396	959	846
Federal funds sold and other	43	153	80	284

Total interest income	6,939	7,946	13,895	14,735
Interest expense:
Deposits	1,621	2,062	3,298	4,024
Federal funds purchased and repurchase agreements	10	44	22	130
Federal Home Loan Bank and Federal Reserve Bank borrowings	91	276	203	621
Other borrowings	77	78	164	98

Total interest expense	1,799	2,460	3,687	4,873

Net interest income	5,140	5,486	10,208	9,862
Provision for loan losses	2,800	100	2,905	250

Net interest income after provision for loan losses	2,340	5,386	7,303	9,612

Non interest income:
Service charges and fees on deposit accounts	309	321	651	563
Gains on sales of securities	467	—	530	—
Gains and fees on sales of government guaranteed loans	—	17	—	17
Gains on sales of residential loans	56	52	68	87
Increase in cash surrender value of Company owned life insurance	22	44	66	88
Other	49	109	92	211

Total non-interest income	903	543	1,407	966

Non interest expense:
Salaries and employee benefits	2,375	2,731	4,812	5,225
Occupancy and equipment	1,751	1,392	3,173	2,687
Data processing	477	454	934	812
Telephone	154	130	289	243
Stationery and supplies	61	80	123	144
Amortization of Intangibles	77	60	161	97
Professional fees	271	84	366	126
Advertising	15	31	33	79
Merger reorganization expenses	—	—	—	1,289
FDIC Assessment	487	79	684	134
Other than temporary loss:
Total impairment losses	57	—	120	—
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	57	—	120	—
Other	489	466	896	806

Total non interest expense	6,214	5,507	11,591	11,642

Income (loss) before taxes	(2,971)	422	(2,881)	(1,064)
Income tax expense (benefit)	(1,052)	173	(1,014)	(406)

Net income (loss)	$(1,919)	249	$(1,867)	(658)
Preferred stock dividends earned	(225)	—	(338)	—

Net income (loss) available to common shareholders	$(2,144)	$249	(2,205)	$(658)

Basic earnings (loss) per share	$(0.25)	$0.04	$(0.25)	$(0.12)
Diluted earnings (loss) per share	$(0.25)	$0.04	$(0.25)	$(0.12)

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended June 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock

Balance at April 1, 2008			$—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Stock-based compensation expense
Repurchase/retirement of common stock
Issuance of Series A preferred stock net of issuance cost of $71	660,000	6,543

Balance at June 30, 2008	660,000	$6,543	—	—	—	—	—

Balance at April 1, 2009			$459,503	$4,595	10,000	$9,370	500
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						25
Stock-based compensation expense
Series C Preferred stock issuance cost						(100)

Balance, June 30, 2009	—	$—	459,503	$4,595	10,000	$9,295	500

	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at April 1, 2008		6,624,837	$66	$92,245	$(11,433)	$599	$81,477
Comprehensive income:
Net income (loss)					249		249
Change in net unrealized gain (loss) on securities available for sale						(504)	(504)

Total comprehensive income (loss)							(255)
Stock-based compensation expense				62			62
Repurchase/retirement of common stock		(2,462)
Issuance of Series A preferred stock net of issuance cost of $71							6,543

Balance at June 30, 2008	—	6,622,375	$66	$92,307	$(11,184)	$95	$87,827

Balance at April 1, 2009	$559	8,670,231	$87	$105,674	$(12,288)	$618	$108,615
Comprehensive income:
Net income (loss)					(1,919)		(1,919)
Change in net unrealized gain (loss) on securities available for sale						(780)	(780)

Total comprehensive income (loss)							(2,699)
Dividends declared on preferred stock	(3)				(117)		(95)
Stock-based compensation expense				94			94
Series C Preferred stock issuance cost							(100)

Balance, June 30, 2009	$556	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock

Balance at January 1, 2008			—	—

Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Stock-based compensation expense
Issuance of common stock, Equitable Merger net of issuance costs of $468
Issuance of Series A preferred stock net of issuance cost of $71	660,000	6,543

Balance at June 30, 2008	660,000	6,543	—	—	—	—	—

Balance at January 1, 2009	459,503	$4,595	—	—			—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						$25
Stock-based compensation expense
Exchange of Series A Preferred Stock for Series B Preferred Stock	(459,503)	(4,595)	459,503	$4,595
Issuance of Series C Preferred stock net of issuance cost of $171					10,000	9,270
Issuance of Series D Preferred stock							500

Balance, June 30, 2009	—	$—	459,503	$4,595	10,000	$9,295	500

	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2008		4,693,765	$47	$64,720	$(10,526)	$257	$54,498

Comprehensive income:
Net income (loss)					(658)		(658)
Change in net unrealized gain (loss) on securities available for sale						(162)	(162)

Total comprehensive income (loss)							(820)
Stock-based compensation expense				145			145
Issuance of common stock, Equitable Merger net of issuance costs of $468		1,928,610	19	27,442			27,461
Issuance of Series A preferred stock net of issuance cost of $71							6,543

Balance at June 30, 2008	—	6,622,375	$66	$92,307	$(11,184)	$95	$87,827

Balance at January 1, 2009	—	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)					(1,867)		(1,867)
Change in net unrealized gain (loss) on securities available for sale						(931)	(931)

Total comprehensive income (loss)							(2,798)
Dividends declared on preferred stock	$(3)				(295)		(273)
Stock-based compensation expense				187			187
Exchange of Series A Preferred Stock for Series B Preferred Stock
Issuance of Series C Preferred stock net of issuance cost of $171							9,270
Issuance of Series D Preferred stock	559						559

Balance, June 30, 2009	$556	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,867)	$(658)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,905	250
Depreciation and amortization	1,053	808
Net amortization of securities	52	115
Impairment of available for sale securities	120	—
Increase in cash surrender value of Bank Owned Life Insurance	(68)	(88)
Stock-based compensation expense	187	145
Net (gain) loss on sale of securities	(530)	—
Net (gain) loss on premises and equipment	1	—
Net (gain) loss on sale of loans held for sale	(68)	(87)
Loans originated for sale	(4,330)	(7,622)
Proceeds from sale of loans held for sale	5,298	8,814
Net change in:
Deferred income tax	(580)	(406)
Deferred loan fees	30	(106)
Other assets	2,697	(1,671)
Accrued expenses and other liabilities	191	1,123

Net cash from (used for) operating activities	5,091	617
Cash flows from investing activities
Proceeds from sales and calls of securities	17,457	6,250
Proceeds from security maturities, and prepayments	3,971	3,408
Purchases of securities	(28,580)	(4,047)
Loan originations and payments, net	(20,061)	424
Proceeds from sale of government guaranteed loans	—	918
Proceeds from nonmarketable equity securities	302	(1,604)
Net cash paid in connection with acquisition	—	(1,856)
Additions to premises and equipment, net	(386)	(318)
Proceeds from surrender of Bank-owned life insurance	52	—

Net cash from investing activities	(27,245)	3,175
Cash flows from financing activities
Net change in deposits	37,134	(10,689)
Net change in federal funds purchased and repurchase agreements	(1,953)	(12,524)
Net change in short term Federal Home Loan Bank and Federal Reserve Bank borrowings	(27,013)	11,910
Net change in other borrowings	—	(2,053)
Issuance of Preferred Stock	9,829	6,543
Dividends paid	(273)	—

Net cash from (used for) financing activities	17,724	(6,813)

Net change in cash and cash equivalents	(4,430)	(3,021)
Beginning cash and cash equivalents	19,102	31,901

Ending cash and cash equivalents	$14,672	$28,880

Supplemental cash flow information:
Interest paid	3,633	4,487
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$192	$—

See accompanying notes to consolidated financial statements

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

EEL was acquired as a result of the merger with Equitable Financial Group, Inc. (“Equitable”) on February 29, 2008. EEL was a commercial finance subsidiary, which provided commercial real estate loans to higher risk collateral dependent borrowers. During the period ended December 31, 2008, the entire loan portfolio held by EEL of approximately $5.6 million was transferred to 1st United. Bancorp has no plans to expand the operations of this subsidiary at this time.

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

The financial information included herein as of and for the periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

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

The weighted average common shares outstanding for the three months ended June 30, 2009 and June 30, 2008 were 8,670,231 and 6,622,375, respectively, for computing both basic and diluted earnings (loss) per share. Stock options to acquire 1,032,223 and 883,423, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2009 and 2008 because consideration of those instruments would be antidilutive.

The weighted average common shares outstanding for the six months ended June 30, 2009 and June 30, 2008 were 8,670,231 and 5,396,989, respectively, for computing both basic and diluted earnings (loss) per share. Stock options to acquire 1,032,223 and 883,423, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2009 and 2008 because consideration of those instruments would be antidilutive.

Subsequent Events: Bancorp evaluated subsequent events for reporting and disclosure in these financial statements through July 29, 2009, which is the date this June 30, 2009 Form 10Q was available to be issued.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2009
U.S. Government and federal agency	$4,572	$25	$(142)	$4,455
Residential Mortgage-backed	36,781	301	(444)	36,638
Corporate	—	—	—	—

	$41,353	$326	$(586)	$41,093

December 31, 2008
U.S. Government and federal agency	$17,965	$835	$—	$18,800
Residential Mortgage-backed	15,756	406	(7)	16,155
Corporate	120	—	—	120

	$33,841	$1,241	$(7)	$35,075

At June 30, 2009 and year end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,996	2,908
Due after ten years	1,576	1,547
Residential Mortgage-backed	36,781	36,638

	$41,353	$41,093

Securities at June 30, 2009 and year end 2008 with a carrying amount of $29,709 and $29,773 were pledged to secure public deposits and repurchase agreements.

Proceeds from sales and calls of securities available for sale were $17,457 and $6,250 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $539 and $0 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $11,460 and $1,000 for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $467 and $0 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Gross unrealized losses at June 30, 2009 and year end 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2009
U.S. Government and federal agency	$3,956	$(142)	$—	$—	$3,956	$(142)
Residential Mortgage-backed	21,727	(444)	35	—	21,762	(444)
Corporate obligations	—	—	—	—	—	—

	$25,683	$(586)	$35	$—	$25,718	$(586)

December 31, 2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed	169	(5)	606	(2)	775	(7)
Corporate obligations	—	—	—	—	—	—

	$169	$(5)	$606	$(2)	$775	$(7)

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

At June 30, 2009 and December 31, 2008, securities with unrealized losses had depreciated 2.2% and 0.9% from the Company’s amortized cost basis. As the Company has the ability and intent to hold these securities for a period sufficient to allow for the estimated recovery in fair value, no declines were deemed to be other than temporary.

During the three-months ended June 30, 2009, the Company wrote-off the remaining balance of the sole corporate security held in its investment portfolio. The table below presents a rollforward of the credit losses recognized in earnings for the three-month period ended June 30, 2009:

Beginning balance, April 1, 2009	$63
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	57

Ending balance, June 30, 2009	$120

NOTE 3 – LOANS

Loans were as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Commercial	$84,137	$90,968
Real estate:
Residential	105,914	100,571
Commercial	234,979	203,734
Construction	69,248	83,161
Consumer and other	10,571	7,865

	504,849	486,299
Add (deduct):
Allowance for loan losses	(7,445)	(5,799)
Net deferred (fees) cost	(22)	(52)

	$497,382	$480,448

Activity in the allowance for loan losses was as follows:

(Dollars in thousands)	Six months ended June 30,

	2009	2008

Beginning balance	$5,799	$2,070
Provision for loan losses	2,905	250
Net balance transfer from merger	—	2,056
Loans charged-off	(1,263)	(187)
Recoveries	4	3

Ending balance	$7,445	$4,192

As part of the acquisition of Equitable and the acquisition of the banking center network, substantially all of the deposits, and much of the loan portfolio of Citrus Bank, N.A. on August 15, 2008, (the “Citrus Acquisition”), the Company acquired certain loans with an aggregate face value of $27,282, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a discount of $9,046 was recorded for these loans at the date of acquisition. The carrying amount of these loans at June 30, 2009 was approximately $11,919, net of a discount of $4,790.

At June 30, 2009, $424 of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $55 during the three months ended June 30, 2009 and $320 during the six months ended June 30, 2009 for these loans.

NOTE 4 –LONG-TERM BORROWINGS

On July 7, 2008, Bancorp entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with a correspondent bank (“Lender”) pursuant to which Bancorp received a $5,000 revolving Line of Credit (the “Note”) secured by 100% of the common stock of 1st United Bank.

The Note contains certain customary representations, warranties, covenants and events of default. At June 30, 2009, the Company was not in compliance with one covenant related to the Note. Non-performing assets as defined in the Note were 2.02% at June 30, 2009 compared to the covenant maximum of 1.50%. The Company repaid the $250 outstanding principal balance on July 13, 2009, and the Note was cancelled. The Lender agreed to waive the prepayment penalty.

NOTE 5 – STOCK-BASED COMPENSATION (Dollars not in thousands)

During 2009, the Company implemented a plan to allow non-executive employees, at the employees’ option, to exchange 56,800 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 per share for 56,800 stock options to be issued under the 2008 Incentive Plan with an exercise price of $7.20, but with new vesting periods, which would commence on the grant date of the new options. All 56,800 shares have been exchanged as of June 30, 2009.

NOTE 6 – PREFERRED STOCK (Dollars in thousands except per share amounts)

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000, and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $171, were approximately $9,829. Both the Series C Preferred and the Series D Preferred may be redeemed for $1,000 per share or a total of $10,500, upon consultation with the Federal Reserve Bank. The Series C Preferred pays cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred pays cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred is redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

To facilitate the issuance of the Series C Preferred and Series D Preferred, on February 27, 2009, the Company exchanged all of its outstanding Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred”) for Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred”). All of the material terms and conditions of the Series B Preferred are identical to the Series A Preferred except that the Series A Preferred had a liquidation preference over other preferred shares, whereas the liquidation preference of the Series B Preferred is equal to that of the Series C Preferred and Series D Preferred.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments not measured on a recurring basis were as follows at year end and at June 30, 2009.

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$14,672	$14,672	$19,102	$19,102
Time deposits in other financial institutions	75	75	75	75
Loans, net, including loans held for sale	497,382	492,338	481,648	474,057
Nonmarketable equity securities	5,699	N/A	6,001	N/A
Accrued interest receivable	1,628	1,628	1,840	1,840

Financial liabilities
Deposits	(473,403)	(475,215)	(436,269)	(438,405)
Federal funds purchased and repurchase agreements	(16,176)	(16,176)	(18,129)	(18,129)
Federal Home Loan and Federal Reserve bank borrowings	(29,000)	(29,005)	(56,013)	(56,568)
Other borrowings	(5,250)	(4,993)	(5,250)	(5,249)
Accrued interest payable	(488)	(488)	(544)	(544)

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

The fair values securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at June 30, 2009 using

	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$41,093	$—	$41,093	$—

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$35,075	$—	$35,075	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Fair value measurements at June 30, 2009 using

	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$4,192	$—	$—	$4,192

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$5,591	$—	$—	$5,591

Impaired loans at June 30, 2009, which are measured for impairment using the present value of cash flow and the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,394, with a valuation allowance of $3,202, resulting in an additional provision for loan losses of $1,575 and $1,680 for the three and six months ended June 30, 2009, respectively.

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

Recently Issued and Not Yet Effective Accounting Standards:

In June 2009 the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (FAS 166) which pertains to securitizations. FAS 166, which amends FAS 140, will require more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. FAS 166 is effective for the first fiscal year beginning after November 15, 2009. The Company will adopt this Standard effective January 1, 2010 and believe it will not have a material effect on its results of operations or financial position.

In June 2009 the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167) which pertains to special purpose entities. FAS 167, which amends FIN 46(R), to replace the quantitative- based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity. FAS 167 is effective for the first fiscal year beginning after November 15, 2009. The Company will adopt this Standard effective January 1, 2010. The Company does not have any special purpose entities and believe the adoption of this standard will not have a material effect on the results of operations or financial position.

In June 2009 the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (FAS 168) which pertains to the authority of United States generally accepted accounting standards. With the issuance of FAS 168, the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt FAS 168 in the third quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

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

On August 15, 2008, we completed an acquisition of the branch network, substantially all of the deposits, and selected loans of Citrus Bank, N.A., headquartered in Vero Beach, Florida. We refer to this as the Citrus Acquisition. The Citrus Acquisition resulted in the assumption and acquisition of approximately $87.5 million in deposits and $38 million in net loans. In addition, we expanded our banking centers to Vero Beach, Sebastian, and Barefoot Bay, Florida. As a condition of receiving regulatory approval of the Citrus Acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters.

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

As part of the Citrus Acquisition, contingent consideration of up to $1.5 million is to be paid equally over the two years ($750,000 per year) following August 15, 2008, to the seller based on the retention of certain deposits acquired. Based on our review as of June 30, 2009, we do not anticipate paying any portion of the $750,000 that is potentially due on August 15, 2009.

Effective April 17, 2009, we closed our Hollywood banking center. The Hollywood banking center at March 31, 2009 had total deposits of $2.6 million. Subsequent to the closing of the center, this center will continue to be utilized as a loan office. In addition, on March 27, 2009, we closed our Plantation banking center. The lease for this center expired in April 2009. The Plantation banking center at December 31, 2008 had total deposits of $9.5 million. We believe the deposits of these banking centers will be substantially retained and serviced by other 1st United Bank banking centers.

Due to the Equitable Merger, Citrus Acquisition, and subsequent banking center closures, we increased our banking centers from 8 to 12 locations and increased our full-time employees from 103 at December 31, 2007 to 127 full-time and 13 part-time employees at June 30, 2009.

During the six month period ended June 30, 2009, we applied, were approved for and were issued approximately $10 million in additional capital through the Capital Purchase Program offered by the U.S. Treasury. In exchange, we issued 10,000 shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) to the Treasury. Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. We also issued a warrant (the “Warrant”) to the Treasury to purchase 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) with an exercise price of $0.01 per share. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

We follow a business plan that emphasizes the delivery of commercial banking services to businesses and retail banking services to individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, professional market services, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration lending program, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities and variable rate loans.

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

Financial Overview

•

Net loss for the quarter ended June 30, 2009 was $1,919,000 compared to net income of $249,000 in the corresponding quarter in 2008. Net loss for the six months ended June 30, 2009 was $1,867,000, compared to a loss of $658,000 in the corresponding period in 2008.

•

The loss for the three and six months ended June 30, 2009 was substantially a result of the provision for loan losses of $2.8 million for the three months ended June 30, 2009, compared to $100,000 for the three months ended June 30, 2008, and $2.9 million for the six months ended June 30, 2009, compared to

$250,000 for the six months ended June 30, 2008. The increase in loan loss provision is in response to the weakening in the financial circumstances of certain borrowers and increased net charge-offs.

•	During the three and six months ended June 30, 2009, we recorded a $290,000 special FDIC assessment expense and $300,000 lease termination fee which negatively impacted these 2009 periods.

•	Net interest margin declined to 3.75% for the six months ended June 30, 2009, compared to 4.39% for the six months ended June 30, 2008.

•

The remaining changes in operating results for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, were substantially a result of the Equitable Merger and Citrus Acquisition.

•	Nonperforming assets at June 30, 2009 represented 1.59% of total assets compared to 1.38% at December 31, 2008.

OPERATING RESULTS

For the quarter ended June 30, 2009, we reported a net loss of $1,919,000 compared to net income of $249,000 for the second quarter of 2008.

For the six month period ended June 30, 2009, we reported a net loss of $1,867,000 compared to a net loss of $658,000 for the six month period ended June 30, 2008. We have summarized the material variances between periods below.

Analysis of Quarters ended June 30, 2009 and 2008

Net Interest Income – Quarters Ended June 30, 2009 and 2008

A substantial portion of the Bank’s loans (approximately 60% of total loans) have interest rates that fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 3.25% at June 30, 2009. This decrease has had a negative impact on our interest income and margin. Our recent quarter’s net interest income was positively impacted by internal loan growth and $38 million of loans acquired in the Citrus Acquisition which was effective August 15, 2008.

Net interest income was $5.1 million for the three months ended June 30, 2009, as compared to $5.5 million for the three months ended June 30, 2008, a decrease of $346,000 or 6.3%. The decrease resulted primarily from the effect of 1.75% reduction of the prime lending rate when comparing the second quarter of 2009 to 2008. In addition, we had interest reversals of approximately $226,000 on loans transferred to non-accrual status during the quarter ended June 30, 2009.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Quarters Ended June 30, 2009 and 2008

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $360,000, or 66.3%, when comparing the second quarter of 2009 to the same period last year. The increase is mainly due to higher gains on sale of securities, which was offset by lower other income and lower gains on sale of government guarantee loans mainly a result of the overall slow down in home sales in South Florida and the significant slowdown in Small Business Administration loans being originated by us.

During the quarter ending June 30, 2009 we sold approximately $10 million of securities for a net gain of $467,000. The sales of these available for sale securities were made to take advantage of market conditions and to partially offset the one-time costs associated with the lease termination and special FDIC assessment described below.

Our noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $707,000, or 12.8%, from $5,507,000 for the second quarter of 2008 to $6,214,000 for the current quarter of 2009.

During the quarter ended June 30, 2009, we negotiated the termination of our second and third floors of our current Fort Lauderdale banking center, and correspondingly extended the lease for the first floor for the five year renewal period beginning November 1, 2011. This facility was acquired as part of the Equitable Merger. The estimated remaining gross rent for the two floors terminated was $650,000, and we paid $300,000 to terminate the lease effective July 1, 2009, which was expensed and included in Occupancy Expense in the three month period ended June 30, 2009. The estimated future quarterly savings in occupancy is approximately $60,000.

During the quarter ended June 30, 2009, the FDIC Assessment expense increased by $408,000 due to an additional accrual of $290,000 to cover the FDIC special assessment of 5 basis points payable in September 2009, as well as an increase in FDIC insured covered deposits and the increase in deposits during the period.

Salaries and employee benefits decreased $356,000 or 13.0% from the quarter ending June 30, 2008, compared to the quarter ending June 30, 2009, mainly due to a planned reduction of staff and reductions in non-executive officer bonuses. Total employees at June 30, 2008 were 130 full-time and 18 part-time compared to 127 full-time and 13 part-time at June 30, 2009. Occupancy and equipment expenses increased $359,000 or 25.8% from the quarter ending June 30, 2008, compared to the quarter ended June 30, 2009. The increase was a result of adding three new banking centers due to the Citrus Acquisition and the $300,000 lease termination fee described above.

Professional fees increased by $187,000 to $271,000 for the quarter ended June 30, 2009 due to the increase in loan collection related legal and appraisal fees during the quarter when compared to the quarter ended June 30, 2008.

We recorded a $2.8 million loan loss provision for the three months ended June 30, 2009, compared to $100,000 for the three months ended June 30, 2008. The $2.8 million provision for the three months ended June 30, 2009, was primarily a result of approximately $4.2 million in loans that were identified during the period as impaired which required approximately $1.9 million in specific credit allocation, as well as approximately $700,000 in additional loan loss reserves in the period resulting from the sale or resolution of impaired loans during the quarter ended June 30, 2009.

We recorded an impairment amount of $57,000 which represented the remaining balance of a corporate investment, based on our review of the issuer’s financial condition.

We recorded a $1,052,000 tax benefit (based on an effective tax rate of approximately 35%) for the three months ended June 30, 2009, compared to a tax expense of $173,000. We did not record an income tax expense or benefit for the three months ended June 30, 2008.

Analysis for Six Month Periods ended June 30, 2009 and 2008

Net Interest Income – Six Month Periods ended June 30, 2009 and 2008

Net interest income, which constitutes our principal source of income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. Our principal interest-earning assets are federal funds sold, investment securities and loans. Our interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits, money market accounts, repurchase agreements and borrowings from the Federal Home Loan and Federal Reserve Banks. We invest the funds attracted by these interest-bearing liabilities in interest-earning assets. Accordingly, our net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table reflects the components of net interest income, setting forth for the six month periods ended June 30, 2009 and 2008, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Changes in interest earnings for the six-month period ended June 30, 2009 and 2008 (dollars in thousands):

	June 30, 2009			June 30, 2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$496,342	$12,856	5.19%	$400,715	$13,605	6.83%
Investment securities	40,847	959	4.70%	35,151	846	4.84%

Federal funds sold and securities purchased under resale agreements and other	9,447	80	1.70%	15,863	284	3.60%

Total interest earning assets	546,636	13,895	5.10%	451,729	14,735	6.56%

Non interest earning assets	81,832			54,038
Allowance for loan losses	(5,780)			(3,648)

Total assets	$622,688			$502,119

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$58,665	$73	0.25%	$45,049	$287	1.28%
Money market accounts	101,879	470	0.93%	84,148	972	2.32%
Savings accounts	13,667	41	0.60%	6,604	25	0.76%
Certificates of deposit	179,882	2,714	3.02%	136,736	2,740	4.03%
Customer Repurchase Agreements	15,692	22	0.29%	20,313	130	1.29%
Other borrowings	41,435	367	1.78%	46,023	719	3.14%

Total interest bearing liabilities	411,220	3,687	1.80%	338,873	4,873	2.89%

Non interest bearing liabilities
Demand deposit accounts	103,562			85,320
Other liabilities	3,221			5,280

Total non interest bearing liabilities	106,783			90,600

Shareholders’ equity	104,685			72,646

Total liabilities and shareholders’ equity	$622,688			$502,119

Net interest spread		$10,208	3.30%		$9,862	3.67%

Net interest on average earning assets - Margin			3.75%			4.39%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	June 30, 2009 and 2008

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	$(749)	$2,861	$(3,610)
Investment securities	113	134	(21)
Interest earning assets	(204)	(89)	(115)

Federal funds sold and securities purchased under resale agreements and other

Total interest earning assets	$(840)	$2,906	$(3,746)

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$(214)	$68	$(282)
Money market accounts	(502)	173	(675)
Savings accounts	16	22	(6)
Certificates of deposit	(26)	745	(771)
Customer Repos	(108)	(24)	(84)
Other borrowings	(352)	(66)	(286)

Total interest bearing liabilities	$(1,186)	$918	$(2,104)

Net interest spread	$346	$1,988	$(1,642)

Our year-to-date net interest income was positively impacted by the increase in loans from the $38.0 million of loans we acquired in the Citrus Acquisition as well as overall new loan production for the six months ended June 30, 2009. As the acquisition was effective August 15, 2008, the acquired assets only affected net interest income for 2009. Total loans grew by $95.6 million, or 23.9%, from $400.7 million at June 30, 2008 to $498.1 million at June 30, 2009. At June 30, 2009, net loans represented 78.6% of total assets and 102% of total deposits and customer repurchase agreements versus 77.9% of total assets and 103.6% of total deposits and customer repurchase agreements at June 30, 2008. Earnings for the six months ended June 30, 2009, were negatively impacted by the full impact of decreases in the overnight funds rate and the Bank’s prime lending rate which occurred throughout 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 3.25% at June 30, 2009. This decrease has had a negative impact on our interest income and margin.

Net interest income was $10.2 million for the six months ended June 30, 2009, as compared to $9.9 million for the six months ended June 30, 2008, an increase of $346,000 or 3.5%. The increase resulted primarily from an increase in average earning assets of $95 million or 21% primarily due to the Equitable Merger and Citrus Acquisition. However, the net interest margin (i.e., net interest income divided by average earning assets) decreased 64 basis points from 4.39% during the six months ended June 30, 2008 to 3.75% during the six months ended June 30, 2009. The decrease was mainly the result of aggressive reductions by the Federal Reserve of the discount rate and over night federal funds rate. At the same time, we have conservatively remained competitive with interest rates offered to our customers. Further deceases to the prime lending rate may negatively impact our net interest income. On the other hand, an increase in the prime lending rate will positively impact our net interest income as the majority of our loan portfolio is at variable rates.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes – Six Month Periods Ended June 30, 2009 and June 30, 2008

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $441,000, or 45.7%, when comparing the first six months of 2009 to the same period last year. The increase is principally due to gain on sale of securities of $530,000, and higher service charges and fees on deposit accounts, which was offset by a decrease in other non-interest income.

During the six months ended June 30, 2009, we sold approximately $14 million of securities for a net gain of $530,000. The sales of these available for sale securities were made to take advantage of market conditions and to partially offset the one time costs associated with the lease termination and special FDIC assessment described below.

We have experienced an overall slow down in the origination of residential loans for sale during 2009 resulting in a decrease in net gain on sales of residential loans of $19,000 to $68,000 for the six month period ended June 30, 2009. The slow down has been primarily a result of the overall slow down in home sales in South Florida. In addition, gains and fees on sales of government guaranteed loans decreased from $17,000 in the period ended June 30, 2008 to $0 in the period ended June 30, 2009. This is also a result of significant slowdown in Small Business Administration loans being made by us.

Service charges increased from the six-month period ending June 30, 2008, by approximately $88,000 to $651,000 for the six-month period ending June 30, 2009, as a result of an increase in average deposits during 2009 of $73 million primarily due to the Equitable Merger and Citrus Acquisition. Other income decreased by $141,000 to $158,000 for the six months ended June 30, 2009, primarily as a result of an overall decrease in new loan and prepayment activities and lower income from our company owned life insurance.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense decreased by $51,000, or 0.4%, from $11,642,000 for the first two quarters of 2008 to $11,591,000 for 2009.

The following summarizes the changes in Non-Interest Expense accounts for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Six months ended
	June 30, 2009	June 30, 2008	Difference

Salaries and employee benefits	$4,812	$5,225	$(413)
Occupancy and equipment	3,173	2,687	486
Data processing	934	812	122
Telephone	289	243	46
Stationery and supplies	123	144	(21)
Amortization of Intangibles	161	97	64
Professional fees	366	126	240
Advertising	33	79	(46)
Merger reorganization expenses	—	1,289	(1,289)
FDIC Assessment	684	134	550
Impairment of available for sale securities	120	—	120
Other	896	806	90

Total non-interest expense	$11,591	$11,642	$(51)

Salaries and employee benefits decreased $413,000 or 7.9% from the period ending June 30, 2008 to June 30, 2009. Total employees at June 30, 2008 were 130 full-time and 18 part-time, compared to 127 full-time and 13 part-time at June 30, 2009. Fifty employees added from the Equitable Merger were offset by a planned reduction in staff of 16 employees.

Occupancy and equipment expense increased $486,000 or 18.1% from the period ending June 30, 2008 to June 30, 2009. During the period ended June 30, 2009, we negotiated the termination of our second and third floors of our current Fort Lauderdale banking center, and correspondingly extended the lease for the first floor for the five year renewal period beginning November 1, 2011. This facility was acquired as part of the Equitable Merger. The estimated remaining gross rent for the two floors terminated was $650,000, and we paid $300,000 to terminate the lease effective July 1, 2009, which was expensed and included in Occupancy Expense in the six month period ended June 30, 2009. The estimated quarterly savings in occupancy is approximately $60,000. The remaining increase was a result of adding five banking facilities from the Equitable Merger and the Citrus Acquisition.

Data Processing expense increased by $122,000 (15%) to $934,000 for the six months ended June 30, 2009 due to the overall increase in deposits and loans due to the Equitable Merger and Citrus Acquisition. Professional Fees increased $240,000 (190%) to $366,000 due to an increase in legal and appraisal fees on non performing loans and the collection of loans. Merger reorganization expenses for the six months ended June 30, 2008 were a result of closing three offices and miscellaneous other costs in the prior year due to the Equitable Merger. The FDIC Assessment expense increased $550,000 (410%) due to the $290,000 special assessment accrued in the six months ended June 30, 2009, an increase of FDIC insured covered deposits, and an overall increase in average deposits from $424.2 million for the six months ended June 30, 2008 to $514.8 million for the six months ended June 30, 2009. Changes in the other Non-Interest expense accounts were a result of normal fluctuations for the periods presented.

We recorded a $2.9 loan loss provision for the six months ended June 30, 2009, compared to $250,000 for the six months ended June 30, 2008. The $2.9 million provision for the six months ended June 30, 2009 was primarily a result of approximately $4.2 million in loans that were identified during the period as impaired which required approximately $1.9 million in specific credit allocation, as well as approximately $700,000 in loan loss reserves in the period resulting from the sale or resolution of impaired loans during the period ended June 30, 2009.

We recorded an impairment amount of $120,000 which represented the remaining balance of a corporate investment, based on our review of the issuer’s financial condition.

We recorded a $1,014,000 tax benefit (based on an effective tax rate of approximately 34%) for the six months ended June 30, 2009, compared to a tax benefit of $406,000 for the same period in 2008.

FINANCIAL CONDITION

At June 30, 2009, our total assets were $633.1 million and our net loans were $497 million or 78.6% of total assets. At December 31, 2008, our total assets were $617.8 million and our net loans were $480.4 million or 78% of total assets. The increase in net loans from December 31, 2008 to June 30, 2009 was $16.9 million or 3.5% due to ongoing business development efforts (approximately $38.3 million originated or participations repurchased and $20 million in pay downs). Compared to the prior two years, the growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets serviced by 1st United Bank, as well as an increased level of commercial loan payoffs.

At June 30, 2009, the allowance for loan losses was $7.4 million or 1.48% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans.

At June 30, 2009, our total deposits were $473.4 million, an increase of $37.1 million (8.5%) over December 31, 2008 of $436.3 million. Non-interest bearing deposits represented 22.6% of total deposits at June 30, 2009 compared to 23.1% at December 31, 2008.

Federal Home Loan and Federal Reserve Bank borrowings decreased $27 million to $29 million at June 30, 2009 when compared to 2008 primarily due to increased funding through core deposits.

Asset Quality

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2009 and December 31, 2008, no concentration of loans within any portfolio category exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 81% and 79%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

We develop and maintain business relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. We provide loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, we have established a self imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At June 30, 2009, we had exposure of 6.1% and 7.7%, respectively, of total loans related to the program, compared to 8.4% and 9.8%, respectively, at December 31, 2008.

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2009 and year-end 2008.

(dollars in thousands)	June 30, 2009		December 31, 2008

	Balance	%of Total Loans	Balance	% of Total Loans

Construction
Residential	$2,497	0.49%	$3,586.74%
Residential Spec	15,612	3.09%	16,939	3.48%
Commercial	12,838	2.54%	20,349	4.18%
Commercial Spec	6,026	1.19%	3,185.65%
Land Development
Residential	1,908	0.38%	2,076.43%
Residential Spec	15,339	3.04%	17,561	3.61%
Commercial	3,117	0.62%	2,175.45%
Commercial Spec	11,911	2.36%	17,290	3.56%

Total	$69,248	13.72%	$83,161	17.10%

We have identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at June 30, 2009 and December 31, 2008 are as follows:

(dollars in thousands)	June 30, 2009	December 31, 2008

Loans past due 90 days or more as to principal or interest payments and still accruing	$—	$2,059
Nonaccruing loans	9,852	8,549
Foreclosed Assets	192	—

Total nonperforming assets	10,044	10,608
Troubled debt restructurings	139	—

Total risk elements	$10,183	$10,608

Nonaccruing loans as a percentage of total loans	1.95%	1.76%

Non performing assets as a percentage of total loans and foreclosed real estate	2.02%	2.18%

We have a contract for the sale of the one foreclosed asset and anticipate the sale by September 30, 2009, with net proceeds equal to the recorded amounts. Since December 31, 2008, approximately $3.7 million in loans previously classified as non-accruing, were paid off or brought current and approximately $5 million were added to non-accrual. Included in non-accruing loans is $2.7 million secured by a speculative residential home, $2.9 million secured by commercial land in Broward County and $1.8 million secured by a commercial building in Broward County. The remaining eight loans are each under $500,000. We continue to aggressively work to resolve each of these loans.

Impaired Loans

	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$13,795	$6,740
Loans with allocated allowance for loan losses	7,394	7,113

	$21,189	$13,853

Amount of the allowance for loan losses allocated	$3,202	$1,522

Non-performing loans and impaired loans are defined differently. Consequently, some loans may be included in both categories, while other loans may only be included in one category.

Impaired loans have increased by $7.3 million (52.9%) to $21.2 million at June 30, 2009, as compared to December 31, 2008. The increase is primarily due to the affect of current economic conditions on our borrowers and resulted in the increased provision for loan loss of $2.9 million during the six months ended June 30, 2009, and the increased charge-offs of approximately $1.3 million for the same period. We anticipate these economic challenges to continue to affect our borrowers into 2010.

Allowance for Loan Losses

At June 30, 2009, the allowance for loan losses was $7.4 million or 1.48% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.18% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated, or there are chronic delinquencies. It is our policy to analyze substandard loans in accordance with FAS No. 114, and provide a specific credit allocation if needed. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. At June 30, 2009, we identified approximately $21.2 million (or 4.2% of total loans) in loans we have classified as impaired. This compares to $13.9 million or 2.9% of total loans at December 31, 2008. At June 30, 2009 and December 31, 2008, the specific credit allocation included in the allowance for loan losses for loans impaired was $3.2 million and $1.5 million, respectively. Approximately $12 million of loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification. One of these loans for $424,000 is now considered impaired at June 30, 2009.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 7.5% of our average earning asset base for the quarter ended June 30, 2009, as compared to 10.01% at year ended December 31, 2008, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. Substantially all of our investment securities are classified as available for sale and may be sold to take advantage of market conditions, liquidity needs or earnings.

Deposits

Total deposits increased by $37.1 million from December 31, 2008 to total deposits of $473.4 million at June 30, 2009, due to business development efforts and to a $14.8 million increase in broker deposits. Broker deposits at June 30, 2009 were $38.6 million [excluding $14.8 million of Certificate of Deposit Rate Program (“CDars”) deposits to our existing customer base], or less than 9% of deposits. At June 30, 2009, non-interest bearing deposits represented approximately 22.6% of deposits compared to 23.1% at December 31, 2008.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2009, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 10.88%, a Tier 1 risk-based capital ratio of 8.59%, and a Tier 1 leverage ratio of 7.18%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s and 1st United Bank’s regulatory Capital Ratios for the respective periods:

(dollars in thousands)	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%

As of June 30, 2009
Total Capital to risk-weighted assets
Consolidated	$64,784	13.38%	$38,739	8.00%	$48,424	10.00%
1st United	52,660	10.88%	38,737	8.00%	48,422	10.00%
Tier I capital to risk-weighted assets
Consolidated	53,714	11.09%	19,370	4.00%	29,054	6.00%
1st United	41,590	8.59%	19,369	4.00%	29,053	6.00%
Tier I capital to total average assets
Consolidated	53,714	9.28%	23,149	4.00%	28,936	5.00%
1st United	41,590	7.18%	23,159	4.00%	28,948	5.00%

As of December 31, 2008
Total Capital to risk-weighted assets
Consolidated	$56,554	11.69%	$38,690	8.00%	$48,363	10.00%
1st United	49,626	10.26%	38,687	8.00%	48,359	10.00%
Tier I capital to risk-weighted assets
Consolidated	45,755	9.46%	19,345	4.00%	29,018	6.00%
1st United	37,827	8.03%	19,368	4.00%	29,015	6.00%
Tier I capital to total average assets
Consolidated	45,755	8.15%	22,469	4.00%	28,086	5.00%
1st United	38,827	6.91%	22,468	4.00%	28,085	5.00%

On March 13, 2009, we sold 10,000 shares of Series C Preferred Stock and 500 shares of Series D Preferred Stock to the United States Department of the Treasury under the Emergency Economic Stabilization Act. The Series C Preferred Stock was sold at $1,000 per share while the Series D Preferred Stock were sold for $0.01 per share. The total proceeds, net of issuance costs of approximately $171, was approximately $9.8 million. We may redeem both the Series C Preferred Stock and the Series D Preferred Stock for $1,000 per share or a total of $10.5 million. The Series C Preferred Stock receive cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred receive cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred Stock are redeemed. The Series C Preferred Stock and Series D Preferred Stock also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

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

We manage our liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, we use other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, and Federal Home Loan Bank and Federal Reserve Bank discount window advances.

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

At June 30, 2009, we had short-term borrowings from the FHLB and FRB of $29 million. At June 30, 2009, we had commitments to originate loans totaling $68.8 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2009 totaled $155.7 million, and maturing loans totaled approximately $89.8 million.

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

The Note contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining a debt service coverage ratio (as calculated in the Loan and Stock Pledge Agreement); (2) maintaining our Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”; (3) maintaining 1st United’s Tier 1 Capital Leverage Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; and (4) maintaining 1st United’s non-performing assets (non-performing loans plus other real estate divided by total loans plus other real estate) at less than 1.50%. Upon the occurrence of any event of default (as defined in the Loan and Stock Pledge Agreement) which is continuing, Lender shall have the right to declare the Note to be immediately due and payable. At June 30, 2009, we were not in compliance with one covenant related to the Note. Non-performing assets as defined in the Note were 2.02% at June 30, 2009 compared to the covenant maximum of 1.50%. The Company repaid the $250,000 on July 13, 2009 and the Note was cancelled. The Lender agreed to waive the prepayment penalty.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent 24 months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2009, we had short-term lines available from correspondent banks totaling $28 million, and an additional borrowing capacity from the FHLB of $57.2 million and $18.8 million from the FRB, based on current collateral pledged, and approximately $31 million available from CDars, for a total credit available of $135 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2009, we had $66.4 million in commitments to originate loans and $2.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

The FDIC has imposed an emergency special assessment of 5 basis points on all insured financial institutions, based on assets minus Tier 1 capital as of June 30, 2009. This special assessment is payable by us on September 30, 2009. The FDIC has indicated that an additional special assessment of up to 5 basis points is probable by year end to maintain public confidence in federal deposit insurance. Based on our total assets less Tier 1 capital as of June 30, 2009, our special assessment, based on the current guidance from the FDIC, of 5 basis points special assessment was $295,000.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time we may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, we are not a party to any litigation that management believes could reasonably be expected to have a material adverse effect on our financial position or results of operations for an annual period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of 1st United Bancorp, Inc. was held on May 26, 2009. Proxies for the meeting were solicited by management, and there was no solicitation in opposition to management’s solicitations. The following summarizes all matters voted upon at this meeting.

1.          The following directors were elected for terms expiring at the 2010 annual meeting. The number of votes cast was as follows:

Directors	FOR	WITHHELD

Paula Berliner	5,424,035	45,352
Jeffery L. Carrier	5,426,770	42,617
Ronald A. David	5,426,770	42,617
James Evans	5,421,270	48,117
Arthur S. Loring	5,426,770	42,617
Thomas E. Lynch	5,426,770	42,617
John Marino	5,426,770	42,617
Carlos Morrison	5,426,770	42,617
Warren S. Orlando	5,426,770	42,617
Rudy E. Schupp	5,426,770	42,617
H. William Spute, Jr.	5,421,270	48,117
Joseph W. Veccia, Jr.	5,421,270	48,117

2.          The shareholders approved an Amendment of the Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

FOR	AGAINST	ABSTAIN	NON-VOTE

5,216,328	132,410	120,647	—

3.          The shareholders approved an advisory vote on executive compensation.

FOR	AGAINST	ABSTAIN	NON-VOTE

5,199,620	150,447	119,318	—

4.          The shareholders approved a ratification of appointment of our independent registered public accounting firm.

FOR	AGAINST	ABSTAIN	NON-VOTE

5,443,753	8,009	17,625	—

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: July 29, 2009	By: /s/ John Marino

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