Form 10-Q
period 2009-09-30
1st United Bancorp, Inc.
filed 2009-10-28
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________________________ to ___________________________________

Commission file number 001-34462

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October15, 2009

Common Stock, $.01 par value	24,770,231

1ST UNITED BANCORP, INC.
September 30, 2009
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008: (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A, as updated from time to time in our subsequent quarterly reports on Form 10-Q and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7., as well as:

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	changes in the securities and real estate markets;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	inflation, interest rate, market and monetary fluctuations;

▪	legislative or regulatory changes;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	the accuracy of our financial statement estimates and assumptions;

▪	the loss of our key personnel;

▪	potential customer loss, deposit attrition and business disruption as a result of acquisitions that we have made or may make in the future;

▪	the failure to achieve expected gains, revenue growth, and/or expense savings from acquisitions that we have made or may make in the future;

▪	our need and our ability to incur additional debt or equity financing;

▪	our customer’s perception of the safety of their deposits at 1st United Bank;

▪	our ability to redeem the Series C and Series D Preferred Stock;

▪	the effects of harsh weather conditions, including hurricanes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of customers to accept third-party products and services rather than our products and services and vice versa;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our Bylaws; and

▪	our ability to manage the risks involved in the foregoing.

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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Cash and due from banks	$45,196	$14,574
Federal funds sold	970	4,528

Cash and cash equivalents	46,166	19,102
Time deposits in other financial institutions	75	75
Securities available for sale	50,486	35,075
Loans held for sale	151	1,200
Loans, net of allowance of $7,189 and $5,799 at September 30, 2009 and December 31, 2008	493,172	480,448
Nonmarketable equity securities	5,699	6,001
Premises and equipment, net	9,748	10,340
Foreclosed assets	365	—
Company owned life insurance	4,522	4,462
Goodwill	45,008	45,008
Core deposit intangible assets	1,873	2,110
Accrued interest receivable and other assets	12,160	14,000

Total assets	$669,425	$617,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$105,186	$100,785
Interest bearing deposits	354,080	335,484

Total deposits	459,266	436,269
Federal funds purchased and repurchase agreements	10,082	18,129
Federal Home Loan Bank and Federal Reserve Bank borrowings	20,000	56,013
Other borrowings	5,000	5,250
Accrued interest payable and other liabilities	3,071	3,290

Total liabilities	497,419	518,951

Shareholders’ equity
Preferred Stock – undesignated, 4,529,499 shares at September 30, 2009, 3,779,499 shares at December 31, 2008; no shares issued or outstanding	—	—
Series A non-cumulative perpetual Preferred Stock, no par value; 750,000 shares authorized; 459,503 shares issued and outstanding at December 31, 2008	—	4,595
Series B non-cumulative perpetual Preferred Stock, no par value; 460,000 shares authorized; 459,503 shares issued and outstanding at September 30, 2009	4,595	—
Series C fixed rate cumulative perpetual Preferred Stock, no par value; 10,000 shares authorized; 10,000 issued and outstanding at September 30, 2009	10,000	—
Series D fixed rate cumulative perpetual Preferred Stock, no par value; 501 shares authorized; 500 issued and outstanding at September 30, 2009	500	—
Common Stock, $.01 par value; 30,000,000 shares authorized; 22,670,231 and 8,670,231 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	227	87
Additional paid-in capital	171,255	105,581
Accumulated deficit	(15,013)	(12,162)
Accumulated other comprehensive income	442	769

Total shareholders’ equity	172,006	98,870

Total liabilities and shareholders’ equity	$669,425	$617,821

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Interest income:
Loans, including fees	$6,478	$7,461	$19,334	$21,066
Securities	496	468	1,455	1,314
Federal funds sold and other	52	85	132	369

Total interest income	7,026	8,014	20,921	22,749
Interest expense:
Deposits	1,633	2,074	4,931	6,098
Federal funds purchased and repurchase agreements	8	60	30	190
Federal Home Loan Bank and Federal Reserve Bank borrowings	94	187	297	808
Other borrowings	81	63	245	161

Total interest expense	1,816	2,384	5,503	7,257

Net interest income	5,210	5,630	15,418	15,492
Provision for loan losses	185	225	3,090	475

Net interest income after provision for loan losses	5,025	5,405	12,328	15,017

Non interest income:
Service charges and fees on deposit accounts	325	324	976	887
Gains on sales of securities	100	26	630	26
Gains and fees on sales of government guaranteed loans	—	—	—	17
Gains on sales of residential loans	17	11	85	98

Increase in cash surrender value of Company owned life insurance	45	44	111	132
Other	93	40	185	251

Total non-interest income	580	445	1,987	1,411

Non interest expense:
Salaries and employee benefits	2,348	2,630	7,160	7,855
Occupancy and equipment	1,367	1,438	4,540	4,125
Data processing	461	437	1,395	1,249
Telephone	138	130	427	373
Stationery and supplies	54	69	177	213
Amortization of Intangibles	76	31	237	165
Professional fees	185	39	551	165
Advertising	16	34	49	113
Merger reorganization expenses	—	—	—	1,289
FDIC assessment	201	92	885	226
Other than temporary loss:
Total other than temporary impairment loss	—	—	120	—
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	—	120	—
Other	482	464	1,378	1,233

Total non interest expense	5,328	5,364	16,919	17,006

Income (loss) before taxes	277	486	(2,604)	(578)
Income tax expense (benefit)	93	189	(921)	(217)

Net income (loss)	$184	$297	$(1,683)	$(361)
Preferred stock dividends earned	875	—	1,238	—

Net income (loss) available to common shareholders	$(691)	$297	(2,921)	$(361)

Basic earnings (loss) per share	$(0.06)	$0.03	$(.31)	$(0.07)
Diluted earnings (loss) per share	$(0.06)	$0.03	$(.31)	$(0.07)

    See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended September 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock

Balance at July 1, 2008	660,000	$6,542	—	—	—	—	—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock
Stock-based compensation expense
Issuance of common stock, Citrus Acquisition, net of costs of $37
Issuance of common stock, Rights offering, net of costs of $37

Conversion of preferred stock	(127,615)	(1,276)

Balance at September 30, 2008	532,385	$5,266	—	—	—

Balance at July 1, 2009	—	$—	459,503	$4,595	10,000	$9,295	500	$556
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						705		(56)
Stock-based compensation expense
Issuance of common stock, net of issuance cost of $4,485

Balance, September 30, 2009	—	$—	459,503	$4,595	10,000	$10,000	500	$500

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholder Equity

Balance at July 1, 2008	6,622,375	$66	$92,308	$(11,184)	$95	$87,827
Comprehensive income:
Net income (loss)				297		297
Change in net unrealized gain (loss) on securities available for sale					251	251

Total comprehensive income (loss)						548

Dividends declared on preferred stock				(81)		(81)
Stock-based compensation expense			123			123
Issuance of common stock, Citrus Acquisition, net of costs of $37	136,364	2	916			918
Issuance of common stock, Rights offering, net of costs of $37	1,603,675	16	10,154			10,170

Conversion of preferred stock	196,325	2	1,274

Balance at September 30, 2008	8,558,739	$86	$104,775	$(10,968)	$346	$99,505

Balance at July 1, 2009	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815
Comprehensive income:
Net income (loss)				184		184
Change in net unrealized gain (loss) on securities available for sale					604	604

Total comprehensive income (loss)						788
Dividends declared on preferred stock				(873)		(224)
Stock-based compensation expense			112			112
Issuance of common stock, net of issuance cost of $4,485	14,000,000	140	65,375			65,515

Balance, September 30, 2009	22,670,231	$227	$171,255	$(15,013)	$442	$172,006

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock

Balance at January 1, 2008	—	$—	—	—	—	—	—	—
Comprehensive income:
Net loss
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends paid on preferred stock
Exercise of stock options
Stock-based compensation expense
Issuance of common stock Equitable Merger net of offering costs of $468
Issuance of preferred stock, net of offering costs of $57	660,000	6,542
Issuance of common stock, Citrus Acquisition, net of costs of $37
Issuance of common stock, Rights offering, net of costs of $253
Conversion of preferred stock to common stock	(127,615)	(1,276)

Balance, September 30, 2008	532,385	$5,266	—	—	—	—	—

Balance at January 1, 2009	459,503	$4,595	—	—			—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						$730		$(59)
Stock-based compensation expense
Exchange of Series A Preferred Stock for Series B Preferred Stock	(459,503)	(4,595)	459,503	$4,595
Issuance of Series C Preferred stock net of issuance cost of $171					10,000	9,270
Issuance of Series D Preferred stock							500	559
Issuance of common stock, net of issuance cost of $4,485

Balance, September 30, 2009	—	$—	459,503	$4,595	10,000	$10,000	500	$500

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholder Equity

Balance at January 1, 2008	4,693,765	$47	$64,720	$(10,526)	$257	$54,498
Comprehensive income:				(361)		(361)
Net loss

Change in net unrealized gain (loss) on securities available for sale					89	89

Total comprehensive income (loss)						(272)
Dividends paid on preferred stock				(81)		(81)
Exercise of stock options						—
Stock-based compensation expense			233			233
Issuance of common stock Equitable Merger net of offering costs of $468	1,928,610	19	27,478			27,497
Issuance of preferred stock, net of offering costs of $57						6,542
Issuance of common stock, Citrus Acquisition, net of costs of $37	136,364	2	916			918
Issuance of common stock, Rights offering, net of costs of $253	1,603,675	16	10,154			10,170
Conversion of preferred stock to common stock	196,325	2	1,274

Balance, September 30, 2008	8,558,739	$86	$104,775	$(10,968)	$346	$99,505

Balance at January 1, 2009	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)				(1,683)		(1,683)
Change in net unrealized gain (loss) on securities available for sale					(327)	(327)

Total comprehensive income (loss)						(2,010)
Dividends declared on preferred stock				(1,168)		(497)
Stock-based compensation expense			299			299
Exchange of Series A Preferred Stock for Series B Preferred Stock
Issuance of Series C Preferred stock net of issuance cost of $171						9,270
Issuance of Series D Preferred stock						559
Issuance of common stock, net of issuance cost of $4,485	14,000,000	140	65,375			65,515

Balance, September 30, 2009	22,670,231	$227	$171,255	$(15,013)	$442	$172,006

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,683)	$(361)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	3,090	475
Depreciation and amortization	1,571	1,252
Net amortization of securities	149	(28)
Impairment of available for sale securities	120	—
Increase in cash surrender value of Company Owned Life Insurance	(111)	(133)
Stock-based compensation expense	299	233
Net gain on sale of securities	(630)	(26)
Net loss on premises and equipment	1	—
Net gain on sale of loans held for sale	(85)	(98)
Loans originated for sale	(5,203)	(8,613)
Proceeds from sale of loans held for sale	6,488	9,690
Net change in:
Deferred income tax	(2,515)	(217)
Deferred loan fees	56	(97)
Other assets	4,296	(2,414)
Accrued expenses and other liabilities	(219)	601

Net cash from operating activities	5,624	264
Cash flows from investing activities
Proceeds from sales and calls of securities	20,360	12,294
Proceeds from security maturities, and prepayments	6,786	7,171
Purchases of securities	(42,721)	(20,458)
Loan originations and payments, net	(16,386)	(13,448)
Proceeds from sale of government guaranteed loans	—	918
Proceeds from nonmarketable equity securities	302	(536)
Net cash paid in connection with acquisition	—	41,696
Additions to premises and equipment, net	(487)	(957)
Proceeds from surrender of Company-owned life insurance	52	—

Net cash from (used for) investing activities	(32,094)	26,680
Cash flows from financing activities
Net change in deposits	22,997	(25,971)
Net change in federal funds purchased and repurchase agreements	(8,047)	(16,205)
Net change in short term Federal Home Loan Bank and Federal Reserve Bank borrowings	(36,013)	(14,158)
Net change in other borrowings	(250)	1,400
Issuance of preferred stock, net of costs	9,829	6,542
Issuance of common stock, net of costs	65,515	10,170
Dividends paid	(497)	—

Net cash from (used for) financing activities	53,534	(38,222)

Net change in cash and cash equivalents	27,064	(11,278)
Beginning cash and cash equivalents	19,102	31,901

Ending cash and cash equivalents	$46,166	$20,623

Supplemental cash flow information:
Interest paid	5,537	6,874
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$365	$—
Transfer from loans to loans held for sale	151	—
Series A Preferred Stock converted to common stock	$—	$1,276

See accompanying notes to consolidated financial statements

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation. Unless otherwise noted, dollars are in thousands.

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

The financial information included herein as of and for the periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements. The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

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

The weighted average common shares outstanding for the three months ended September 30, 2009 and September 30, 2008 were 10,800,666 and 6,915,853, respectively, for computing both basic earnings (loss) per share, and diluted earnings (loss) per share. Stock options to acquire 2,439,221 and 1,055,723, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2009 and 2008 because consideration of those instruments would be antidilutive.

The weighted average common shares outstanding for the nine months ended September 30, 2009 and September 30, 2008 were 9,388,180 and 6,300,013 respectively, for computing both basic and diluted earnings (loss) per share. Stock options to acquire 2,439,221 and 1,055,723, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2009 and 2008 because consideration of those instruments would be antidilutive.

Subsequent Events: Bancorp evaluated subsequent events for reporting and disclosure in these financial statements through October 28, 2009, which is the date this September 30, 2009 Form 10-Q was issued.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
U.S. Government and federal agency	$5,881	$39	$(3)	$5,917
Residential Mortgage-backed	43,896	720	(47)	44,569

	$49,777	$759	$(50)	$50,486

December 31, 2008
U.S. Government and federal agency	$17,965	$835	$—	$18,800
Residential Mortgage-backed	15,756	406	(7)	16,155
Corporate	120	—	—	120

	$33,841	$1,241	$(7)	$35,075

At September 30, 2009 and year end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	5,881	5,917
Residential Mortgage-backed	43,896	44,569

	$49,777	$50,486

Securities at September 30, 2009 and year end 2008 with a carrying amount of $29,033 and $29,773, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds from sales and calls of securities available for sale were $20,360 and $12,294 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $630 and $26 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $2,903 and $6,044 for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $100 and $26 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Gross unrealized losses at September 30, 2009 and year end 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More				Total

	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

September 30, 2009
U.S. Government and federal agency	$1,096	$(3)		$—		$—	$1,096	$(3)
Residential Mortgage-backed	11,677	(47)		—		—	11,677	(47)
Corporate obligations	—	—		—		—	—	—

	$12,773	$(50)	$		$		$12,773	$(50)

December 31, 2008
U.S. Government and federal agency	$—	$—		$—		$—	$—	$—
Residential Mortgage-backed	169	(5)		606		(2)	775	(7)
Corporate obligations	—	—		—		—	—	—

	$169	$(5)		$606		$(2)	$775	$(7)

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

At September 30, 2009 and December 31, 2008, securities with unrealized losses had depreciated 0.4% and 0.9%, respectively, from the Company’s amortized cost basis. As the Company has the ability and intent to hold these securities for a period sufficient to allow for the estimated recovery in fair value, no declines were deemed to be other than temporary.

During 2009, the Company wrote-off the remaining balance of the sole corporate security held in its investment portfolio. The table below presents a rollforward of the credit losses recognized in earnings from April 1, 2009 through September 30, 2009:

Beginning balance, April 1, 2009	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	120

Ending balance, September 30, 2009	$120

NOTE 3 – LOANS

Loans were as follows:

	September 30, 2009	December 31, 2008

Commercial	$81,576	$90,968
Real estate:
Residential	110,219	100,571
Commercial	237,173	203,734
Construction	58,181	83,161
Consumer and other	13,208	7,865

	500,357	486,299
Add (deduct):
Allowance for loan losses	(7,189)	(5,799)
Net deferred (fees) cost	4	(52)

	$493,172	$480,448

Activity in the allowance for loan losses was as follows:

	Nine months ended September 30,

	2009	2008

Beginning balance	$5,799	$2,070
Provision for loan losses	3,090	475
Net balance transfer from merger	—	2,731
Loans charged-off	(1,707)	(381)
Recoveries	7	3

Ending balance	$7,189	$4,898

As part of the acquisition of Equitable and the acquisition of the banking center network, substantially all of the deposits, and much of the loan portfolio of Citrus Bank, N.A. on August 15, 2008, (the “Citrus Acquisition”), the Company acquired certain loans with an aggregate face value of $27,282, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As a result, a discount of $9,046 was recorded for these loans at the date of acquisition. The carrying amount of these loans at September 30, 2009 was approximately $9,110, net of a discount of $3,216.

At September 30, 2009, $1,854 of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $185 during the three and nine months ended September 30, 2009 with respect to these loans.

NOTE 4 – STOCK-BASED COMPENSATION (Dollars not in thousands)

During 2009, the Company implemented a plan to allow non-executive employees, at the employees’ option, to exchange 56,800 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 per share for 56,800 stock options to be issued under the 2008 Incentive Plan with an exercise price of $7.20, but with new vesting periods, which would commence on the grant date of the new options. All 56,800 shares have been exchanged as of September 30, 2009.

During 2009, in accordance with existing employment agreements, three of Bancorp’s executive officers each received 536,666 options, for total options issued of 1,609,998. These options were issued at an exercise price of $5.40 (108% of market price) and vest ratably over a 10-year period.

NOTE 5 – PREFERRED STOCK (Dollars in thousands except per share amounts)

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

Bancorp has recently applied to the Federal Reserve Bank to redeem the Series C Preferred and Series D Preferred from the Treasury Department. The approximate cost of the redemption of these shares will be $10.5 million dollars, if approved. As a result, additional accretion for the Series C Preferred and Series D Preferred of $671 was recorded during the period ended September 30, 2009.

The Bancorp Board has also approved the redemption of the Series B Preferred Stock effective October 31, 2009. At September 30, 2009, the outstanding balance of these shares is $4.595 million and on October 31, 2009 Bancorp intends to redeem the Series B Preferred Stock for $4.595 million plus accrued dividends.

NOTE 6 – COMMON STOCK OFFERING (Dollars in thousands except per share amounts)

On September 16, 2009, Bancorp issued 14,000,000 (“the Offering”) shares of common stock at $5.00 per share. The total proceeds of the Offering was $65,515,000 (net of offering costs of $4,485,000). The underwriter for the Offering was provided an overallotment option to purchase up to 2,100,000 additional shares which on October 6, 2009 they exercised. As a result, additional gross offering proceeds of approximately $10.5 million were received after September 30, 2009.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments not measured on a recurring basis were as follows at year end and at September 30, 2009.

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$46,166	$46,166	$19,102	$19,102
Time deposits in other financial institutions	75	75	75	75
Loans, net, including loans held for sale	493,323	483,126	481,648	474,057
Nonmarketable equity securities	5,699	N/A	6,001	N/A
Accrued interest receivable	1,628	1,628	1,840	1,840

Financial liabilities
Deposits	(459,266)	(461,080)	(436,269)	(438,405)
Federal funds purchased and repurchase agreements	(10,082)	(10,082)	(18,129)	(18,129)
Federal Home Loan and Federal Reserve bank borrowings	(20,000)	(20,239)	(56,013)	(56,568)
Other borrowings	(5,000)	(5,000)	(5,250)	(5,249)
Accrued interest payable	(455)	(455)	(544)	(544)

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

The company considers the following three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at September 30, 2009 using

	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$50,486	$—	$50,486	$—

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$35,075	$—	$35,075	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at September 30, 2009 using

	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$8,169	$—	$—	$8,169

	Fair value measurements at December 31, 2008 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$8,273	$—	$—	$8,273

Impaired loans carried at fair value at September 30, 2009, which are measured for impairment using the present value of cash flow and the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,343, with a valuation allowance of $3,070, resulting in an additional provision for loan losses of $185 and $1,548 for the three and nine months ended September 30, 2009, respectively.

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Statement No. 105 (“ASC 105”), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which pertains to the authority of United States generally accepted accounting standards. With the issuance of ASC 105, the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 in the third quarter, and the adoption did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued ASC 885-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued ACS 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. This standard amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

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

During the nine-month period ended September 30, 2009, we applied, were approved for and issued approximately $10 million in additional capital through the Capital Purchase Program offered by the U.S. Treasury. In exchange, we issued 10,000 shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”) to the Treasury. Our Series C Preferred Stock pays an annual cumulative dividend of 5% for the first five years, and an annual cumulative dividend of 9% in any years thereafter. We also issued a warrant (the “Warrant”) to the Treasury to purchase 500 shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) with an exercise price of $0.01 per share. The Treasury exercised the Warrant immediately, and, as a result, we issued 500 shares of our Series D Preferred Stock. Our Series D Preferred Stock pays an annual cumulative dividend of 9%.

We have applied to the Federal Reserve Bank to redeem the Series C Preferred and Series D Preferred from the Treasury Department. The approximate cost of the redemption of these shares will be $10.5 million if approved. As a result, additional accretion for the Series C Preferred and Series D Preferred of $671,000 was recorded during the period ended September 30, 2009 and are included in this $10.5 million.

Our Board has also approved the redemption of the Series B Preferred Stock effective October 31, 2009. At September 30, 2009, the outstanding balance of these shares is $4.595 million and on October 31, 2009. We expect to redeem the Series B Preferred Stock for $4.595 million plus accrued dividends.

On September 16, 2009, we issued 14,000,000 (“the Offering”) shares of common stock at $5.00 per share. The total proceeds of the offering was $65.5 million (net of offering costs of $4.5 million). The underwriter for the Offering was provided an over allotment option to purchase up to 2,100,000 additional shares, which on October 6, 2009 they exercised. As a result, additional gross offering proceeds of approximately $10.5 million were received after September 30, 2009. In connection with the Offering, we listed our common stock on the NASDAQ Global Market under the ticker “FUBC”.

Financial Overview

•

Net income for the quarter ended September 30, 2009 was $184,000 compared to net income of $297,000 in the corresponding quarter in 2008. Net loss for the nine months ended September 30, 2009 was $1,683,000, compared to a loss of $361,000 in the corresponding period in 2008.

•	Earnings for the three months ended September 30, 2009 were lower than those recorded in the same period of 2008, mainly due to interest margin contractions due to lower prime lending rate.

•

The loss for the nine months ended September 30, 2009 was substantially a result of the provision for loan losses of $3.1 million for the nine months ended September 30, 2009, compared to $475,000 for the nine months ended September 30, 2008. The increase in loan loss provision is in response to the weakening in the financial circumstances of certain borrowers and increased net charge-offs.

•	During the nine months ended September 30, 2009, we recorded a $290,000 special FDIC assessment expense and $300,000 lease termination fee which negatively impacted these 2009 periods.

•	Net interest margin declined to 3.74% for the nine months ended September 30, 2009, compared to 4.38% for the nine months ended September 30, 2008.

•

Operating results for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008, were significantly impacted by the Equitable Merger and Citrus Acquisition.

•	Nonperforming assets at September 30, 2009 represented 1.85% of total assets compared to 1.38% at December 31, 2008.

•	During the quarter and nine months ended September 30, 2009, we raised net capital proceeds of approximately $65.5 million through the issuance of common stock.

OPERATING RESULTS

For the quarter ended September 30, 2009, we reported net income of $184,000 compared to net income of $297,000 for the third quarter of 2008.

For the nine month period ended September 30, 2009, we reported a net loss of $1,683,000 compared to a net loss of $361,000 for the nine month period ended September 30, 2008. We have summarized the material variances between periods below.

Analysis of Quarters ended September 30, 2009 and 2008

Net Interest Income – Quarters Ended September 30, 2009 and 2008

A substantial portion of the Bank’s loans (approximately 60% of total loans) have interest rates that fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 3.25% at September 30, 2009. This decrease has had a negative impact on our interest income and margin. Our recent quarter’s net interest income was positively impacted by internal loan growth and $38 million of loans acquired in the Citrus Acquisition which was effective August 15, 2008.

Net interest income was $5.2 million for the three months ended September 30, 2009, as compared to $5.6 million for the three months ended September 30, 2008, a decrease of $420,000 or 7.5%. The decrease resulted primarily from the effect of 175 basis point reduction of the prime lending rate when comparing the third quarter of 2009 to 2008.

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Taxes – Quarters Ended September 30, 2009 and 2008

Non-interest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $135,000, or 30.3%, when comparing the third quarter of 2009 to the same period last year. The increase is mainly due to higher gains on sale of securities, and higher other income resulting from receipt of insurance premiums.

During the quarter ending September 30, 2009, we sold approximately $3 million of securities for a net gain of $100,000. The sales of these available for sale securities were made to take advantage of market conditions, repositioning the portfolio and to reduce odd lots and longer duration investments.

Our non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense decreased by $36,000, or 0.7%, from $5,364,000 for the third quarter of 2008 to $5,328,000 for the current quarter of 2009.

Salaries and employee benefits decreased $282,000 or 10.7% from the quarter ended September 30, 2008, compared to the quarter ended September 30, 2009, mainly due to a planned reduction of staff and reductions in non-executive officer bonuses. Total employees at September 30, 2008 were 152 full-time and 16 part-time compared to 125 full-time and 14 part-time at September 30, 2009. Occupancy and equipment expenses decreased $71,000 or 4.9% from the quarter ending

September 30, 2008, to the quarter ended September 30, 2009. The decrease was a result of lease buyouts and non-renewal of a partial location as part of management’s strategy to reduce costs.

Professional fees increased by $146,000 to $185,000 for the quarter ended September 30, 2009 due to the increase in loan collection related legal and appraisal fees during the quarter when compared to the quarter ended September 30, 2008. Additionally, we paid higher professional fees as the Company prepares for the Sarbanes Oxley Act Section 404 (“SOX 404”) compliance which we anticipated to be required for 2009.

We recorded a $185,000 loan loss provision for the three months ended September 30, 2009, compared to $225,000 for the three months ended September 30, 2008.

We recorded a $93,000 tax expense (based on an effective tax rate of approximately 34%) for the three months ended September 30, 2009, compared to a tax expense of $189,000 for the three months ended September 30, 2008.

Analysis for Nine Month Periods ended September 30, 2009 and 2008

Net Interest Income – Nine Month Periods ended September 30, 2009 and 2008

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

The following table reflects the components of net interest income, setting forth for the nine month periods ended September 30, 2009 and 2008, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Changes in interest earnings for the nine-month period ended September 30, 2009 and 2008 (dollars in thousands):

	September 30, 2009			September 30, 2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$499,090	$19,334	5.18%	$422,885	$21,066	6.65%
Investment securities	42,593	1,455	4.55%	35,863	1,314	4.89%

Federal funds sold and securities purchased under resale agreements and other	10,073	132	1.74%	14,201	369	3.47%

Total interest earning assets	551,756	20,921	5.07%	472,949	22,749	6.43%

Non interest earning assets	82,155			59,404
Allowance for loan losses	(6,296)			(3,839)

Total assets	$627,615			$528,514

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$60,001	110	0.25%	$45,530	387	1.14%
Money market accounts	102,750	742	0.97%	89,588	1,433	2.14%
Savings accounts	13,809	63	0.61%	8,206	46	0.75%
Certificates of deposit	181,560	4,016	2.96%	147,798	4,232	3.82%
Customer Repurchase Agreements	14,703	30	0.27%	21,174	190	1.20%
Other borrowings	40,834	542	1.77%	45,082	969	2.87%

Total interest bearing liabilities	413,657	5,503	1.78%	357,378	7,257	2.71%

Non interest bearing liabilities
Demand deposit accounts	103,636			91,084
Other liabilities	3,247			3,413

Total non interest bearing liabilities	106,883			94,497

Shareholders’ equity	107,075			76,639

Total liabilities and shareholders’ equity	$627,615			$528,514

Net interest spread		$15,418	3.29%		$15,492	3.71%

Net interest on average earning assets - Margin			3.74%			4.38%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine-month periods ended September, 2009 and 2008 (dollars in thousands):

	September 30, 2009 and 2008

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	$(1,731)	$3,418	$(5,149)
Investment securities	141	234	(93)

Federal funds sold and securities purchased under resale agreements and other	(238)	(88)	(150)

Total interest earning assets	$(1,828)	$3,564	$(5,392)

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$(277)	$95	$(372)
Money market accounts	(691)	186	(877)
Savings accounts	17	27	(10)
Certificates of deposit	(216)	857	(1,073)
Customer Repos	(160)	(45)	(115)
Other borrowings	(427)	(84)	(343)

Total interest bearing liabilities	$(1,754)	$1,036	$(2,790)

Net interest spread	$(74)	$2,528	$(2,602)

Our year-to-date net interest income was positively impacted by the increase in loans from the $38.0 million of loans we acquired in the Citrus Acquisition as well as overall new loan production for the nine months ended September 30, 2009. As the Citrus Acquisition was effective August 15, 2008, the acquired assets only affected net interest income for 2009 and just a portion of the nine month period in 2008.

Total loans grew by $14.1 million, or 2.9%, from $486.3 million at September 30, 2008 to $500.4 million at September 30, 2009. At September 30, 2009, net loans represented 70.5% of total assets and 105.1% of total deposits and customer repurchase agreements versus 77.8% of total assets and 105.7% of total deposits and customer repurchase agreements at September 30, 2008. Earnings for the nine months ended September 30, 2009, were negatively impacted by the full impact of decreases in the overnight funds rate and the Bank’s prime lending rate which occurred throughout 2008. A substantial portion of the Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in the Bank’s prime rate. Since January 1, 2007, the Bank’s lending prime rate has decreased from 7.25% to 3.25% at September 30, 2009. This decrease has had a negative impact on our interest income and margin.

Net interest income was $15.4 million for the nine months ended September 30, 2009, as compared to $15.5 million for the nine months ended September 30, 2008, a decrease of $74,000 or 0.48%. The decrease resulted primarily from a decrease in interest rates, offset by an increase in average earning assets of $78.8 million or 16.7% primarily due to the Equitable Merger and Citrus Acquisition. The net interest margin (i.e., net interest income divided by average earning assets) decreased 64 basis points from 4.38% during the nine months ended September 30, 2008 to 3.74% during the nine months ended September 30, 2009. The decrease was mainly the result of aggressive reductions by the Federal Reserve of the discount rate and overnight federal funds rate. At the same time, we have remained conservatively competitive with interest rates offered to our deposit customers. Further decreases to the prime lending rate may negatively impact our net interest income. Alternatively, an increase in the prime lending rate will positively impact our net interest income as the majority of our loan portfolio is at variable rates.

Non-interest Income, Noninterest Expense, Provision for Loan Losses, And Income Taxes – Nine Month Periods Ended September 30, 2009 and September 30, 2008

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $576,000, or 40.8%, when comparing the first nine months of 2009 to the same period last year. The increase is principally due to gain on sale of securities of $630,000, and higher service charges and fees on deposit accounts, which was offset by a decrease in other non-interest income.

During the nine months ended September 30, 2009, we sold approximately $12.8 million of securities for a net gain of $630,000. The sales of these available for sale securities were made to take advantage of market conditions by selling some callable agencies bonds and to partially offset the one time cost associated with a lease termination and a special FDIC assessment described below.

We have experienced an overall slow down in the origination of residential loans for sale during 2009 resulting in a decrease in net gain on sales of residential loans of $13,000 to $85,000 for the nine month period ended September 30, 2009. The slow down has been primarily a result of the overall slow down in home sales in South Florida. In addition, gains and fees on sales of government guaranteed loans decreased from $17,000 in the period ended September 30, 2008 to $0 in the period ended September 30, 2009. This is also a result of significant slowdown in Small Business Administration loans being made by us.

Service charges increased from the nine-month period ended September 30, 2008, by approximately $89,000 to $976,000 for the nine-month period ending September 30, 2009, as a result of an increase in average deposits during 2009 of $80 million primarily due to the Equitable Merger and Citrus Acquisition. Other income decreased by $87,000 to $296,000 for the nine months ended September 30, 2009, primarily as a result of an overall decrease in new loan and prepayment activities and lower income from our company owned life insurance.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense decreased by $87,000, or 0.5%, from $17,006,000 for the first three quarters of 2008 to $16,919,000 for 2009.

The following summarizes the changes in Non-Interest Expense accounts for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine months ended
	September 30, 2009	September 30, 2008	Difference

Salaries and employee benefits	$7,160	$7,855	$(695)
Occupancy and equipment	4,540	4,125	415
Data processing	1,395	1,249	146
Telephone	427	373	54
Stationery and supplies	177	213	(36)
Amortization of Intangibles	237	165	72
Professional fees	551	165	386
Advertising	49	113	(64)
Merger reorganization expenses	—	1,289	(1,289)
FDIC Assessment	885	226	659
Impairment of available for sale securities	120	—	120
Other	1,378	1,233	145

Total non-interest expense	$16,919	$17,006	$(87)

Salaries and employee benefits decreased $695,000 or 8.9% from the period ended September 30, 2008 to September 30, 2009. Total employees at September 30, 2008 were 152 full-time and 16 part-time, compared to 125 full-time and 14 part-time at September 30, 2009. Fifty employees added from the Equitable Merger in March 2008 have been offset by a planned reduction in staff of 16 employees.

Occupancy and equipment expense increased $415,000 or 10.1% from the period ended September 30, 2008 to September 30, 2009. During the period ended September 30, 2009, we negotiated the termination of our second and third floors of our current Fort Lauderdale banking center, and correspondingly extended the lease for the first floor for the five year renewal period beginning November 1, 2011. This facility was acquired as part of the Equitable Merger. The estimated remaining gross rent for the two floors terminated was $650,000, and we paid $300,000 to terminate the lease effective July 1, 2009, which was expensed and included in Occupancy Expense in the nine month period ended September 30, 2009. The estimated quarterly savings in occupancy is approximately $60,000. The remaining increase was a result of adding five banking facilities from the Equitable Merger and the Citrus Acquisition.

Data processing expense increased by $146,000 (11.7%) to $1,395,000 for the nine months ended June 30, 2009 due to the overall increase in deposits and loans due to the Equitable Merger and Citrus Acquisition. Professional Fees increased $386,000 (234%) to $551,000 due to an increase in legal and appraisal fees on non performing loans and the collection of loans, in addition to fees paid for SOX 404 compliance. Merger reorganization expenses for the nine months ended September 30, 2008 were a result of closing three offices and miscellaneous other costs in the prior year due to the Equitable Merger. The FDIC Assessment expense increased by $659,000 (291.6%) due to the $290,000 special assessment accrued in the nine months ended September 30, 2009, an increase of FDIC insured covered deposits, and an overall increase in average deposits from $382.2 million for the nine months ended September 30, 2008 to $461.7 million for the nine months ended September 30, 2009. Changes in the other non-interest expense accounts were a result of normal fluctuations for the periods presented.

A new proposed rule adopted at the FDIC Board Meeting on September 29, 2009 would require insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011, and 2012. If adopted, an institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012. Further, the FDIC will incorporate the uniform 3 basis point increase effective January 1, 2011. Our estimates for this assessment will result in a prepayment of approximately $4.7 million, with the corresponding expense to be recorded for each respective quarter of analysis.

We recorded a $3.1 million loan loss provision for the nine months ended September 30, 2009, compared to $475,000 for the nine months ended September 30, 2008. The $3.1 million provision for the nine months ended September 30, 2009 was primarily a result of approximately $11.4 million in loans that were identified during the period as impaired which required approximately $1.4 million in specific credit allocation, as well as approximately $1.7 million in loan loss reserves in the period resulting from the sale or resolution of impaired loans during the period ended September 30, 2009.

We recorded an impairment amount of $120,000 which represented the remaining balance of a corporate investment, based on our review of the issuer’s financial condition.

We recorded a $921,000 tax benefit (based on an effective tax rate of approximately 35.4%) for the nine months ended September 30, 2009, compared to a tax benefit of $217,000 for the same period in 2008.

FINANCIAL CONDITION

At September 30, 2009, our total assets were $699.4 million and our net loans were $493.2 million or 73.7% of total assets. At December 31, 2008, our total assets were $617.8 million and our net loans were $480.5 million or 77.8% of total assets. The increase in net loans from December 31, 2008 to September 30, 2009 was $12.7 million or 2.7% mainly due to ongoing business development efforts (approximately $45.2 million in loans originated or participations repurchased, offset by $29.5 million in loan payoffs and other balance fluctuations within the loan portfolio). Compared to the prior two years, the growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production due to current economic conditions in the markets serviced by 1st United Bank, as well as an increased level of commercial loan payoffs.

At September 30, 2009, the allowance for loan losses was $7.2 million or 1.44% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans.

At September 30, 2009, our total deposits were $459.3 million, an increase of $23 million (5.3%) over December 31, 2008 of $436.3 million. Non-interest bearing deposits represented 22.9% of total deposits at September 30, 2009 compared to 23.1% at December 31, 2008.

Federal Home Loan and Federal Reserve Bank borrowings decreased $36 million to $20 million at September 30, 2009 when compared to 2008 primarily due to increased funding through core deposits and as a result of the proceeds from the issuance of common stock during the quarter ended September 30, 2009.

On September 23, 2009, we issued 14 million shares of common stock and increased capital by the net proceeds of $65.5 million.

Asset Quality

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2009 and December 31, 2008, no concentration of loans within any portfolio category exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 81% and 79%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain business relationships with custom residential homebuilders primarily in Palm Beach and Broward Counties and to a lesser extent in surrounding markets. We provide loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and commercial real estate. For purposes of safety and soundness, we have established a self-imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At September 30, 2009, we had exposure, including unfunded commitments, of 7.2% and 9.1%, respectively, of total loans related to the program, compared to 8.4% and 9.8%, respectively, at December 31, 2008.

The following charts illustrate the composition of our loan portfolio as of September 30, 2009 and December 31, 2008.

Loan Portfolio as of September 30, 2009

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate	209	$229,069	45.78%	34.22%
Construction and Development Loans	43	58,181	11.63%	8.69%
Commercial and Industrial	369	81,558	16.30%	12.18%
Closed End First Lien 1-4 Family	103	58,167	11.62%	8.69%
Home Equity Line of Credit	249	50,736	10.14%	7.58%
Multi-family Loans	15	7,773	1.55%	1.16%
Consumer Loans	191	13,205	2.64%	1.97%
Closed-End Junior Lien 1-4 Family	16	1,287	0.26%	0.19%
Other	0	381	0.08%	0.06%

Total	1,195	$500,357	100.00%	74.74%

Loan Portfolio as of December 31, 2008

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate	203	$194,389	39.97%	31.46%
Construction and Development Loans	59	83,161	17.10%	13.46%
Commercial and Industrial	411	90,968	18.71%	14.72%
Closed End First Lien 1-4 Family	104	54,275	11.16%	8.78%
Home Equity Line of Credit	233	44,565	9.16%	7.21%
Multi-family Loans	13	9,345	1.92%	1.51%
Consumer Loans	195	7,792	1.60%	1.26%
Closed-End Junior Lien 1-4 Family	21	1,731	0.35%	0.28%
Other	0	73	0.03%	0.01%

Total	1,239	$486,299	100.00%	78.69%

The following chart illustrates the composition of our construction and land development loan portfolio as of September 30, 2009 and year-end 2008.

                (Dollars in thousands)

	September 30, 2009		December 31, 2008

	Balance	% of Total Loans	Balance	% of Total Loans

Construction
Residential	$2,548	0.51%	$3,586	0.74%
Residential Spec	16,543	3.31%	16,939	3.48%
Commercial	4,081	0.82%	20,349	4.19%
Commercial Spec	3,197	0.64%	3,185	0.66%
Land Development
Residential	1,899	0.38%	2,076	0.43%
Residential Spec	15,312	3.06%	17,561	3.61%
Commercial	—	0.00%	2,175	0.45%
Commercial Spec	14,601	2.92%	17,290	3.56%

Total	$58,181	11.63%	$83,161	17.10%

          We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. All non-accruing loans and loans accruing => 90days are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)

	September 30,	December 31,

	2009	2008	2007	2006

Non-Accrual Loans
Residential	$574	$—	$—	$—
Home Equity Lines	63	324	—	—
Commercial Real Estate	7,222	6,792	—	27
Construction and Land Development	2,763	—	—	—
Commercial and Industrial	1,365	1,433	192	1,085
Other	18	—	—	—

Total	$12,005	$8,549	$192	$1,112

Accruing => 90 days past due
Residential	$—	$2,059	$87	$—
Home Equity Lines	—	—	—	—
Commercial Real Estate	—	—	—	—
Construction and Land Development	2,724	—	—	—
Commercial and Industrial	—	—	—	—
Other	—	—	—	—

Total	$2,724	$2,059	$87	$—

Total non-accruing loans	$12,005	$8,549	$192	$1,112
Accruing => 90 days past due	2,724	2,059	87	—
Foreclosed real estate	365	—	—	—

Total non-performing assets	15,094	10,608	279	1,112

Trouble debt Restructured Loans	386	—	—	—

Total non-performing assets and restructured loans	$15,480	$10,608	$279	$1,112

Ratios
Total non-accruing loans to total loans	2.40%	1.76%	0.10%	0.44%
Total non-performing assets to total assets	2.26%	1.72%	0.07%	0.33%
Total non-performing assets and troubled debt restructured loans to total assets	2.31%	1.72%	0.07%	0.33%

Since December 31, 2008, approximately $7.5 million in loans previously classified as non-accruing were paid off or brought current and approximately $10.9 million were added to non-accrual. Included in non-accruing loans is $1.3 million secured by a commercial building in Sarasota, Florida (appraised at March 2009 at $3.1 million), $2 million participation loan secured by land in Orlando, Florida (pro rata portion appraised September 2008 at $3.6 million), $2.9 million secured by commercial land in Broward County (appraised value at November 2008 at $5.4 million) and $1.8 million secured by a commercial building in Broward County (appraised value at June 2009 at $1.5 million). The remaining twenty loans are each under $500,000. We have specific reserves of $1.9 million in the allowance for loan losses allocated to non-accruing loans. At September 30, 2009, we had one loan 90 days and still accruing for $2.7 million which was brought current and settled after September 30, 2009. We continue to aggressively work to resolve each of these loans.

Delinquent Loans

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and 90 day and Over		Total

	Number	Amount	Number	Amount	Number	Amount

As of 09/30/09
Residential	2	$145	2	$574	4	$719
Home Equity Lines	1	66	1	63	2	129
Commercial Real Estate	2	4,249	9	7,222	11	11,471
Construction and Land	—	—	4	5,487	4	5,487
Commercial and Industrial	2	511	8	1,365	10	1,876
Other	2	5	1	18	3	22

Total	9	$4,976	25	$14,729	34	$19,704

As of 12/31/08
Residential	1	$248	1	$2,059	2	$2,307
Equity Lines	1	286	1	324	2	610
Commercial Real Estate	2	37	6	6,792	8	6,829
Construction and Land	1	2,000	—	—	1	2,000
Commercial and Industrial	3	120	6	1,433	9	1,553
Other	1	220	—	—	1	220

Total	9	$2,911	14	$10,608	23	$13,519

Impaired Loans

	September 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$18,220	$6,740
Loans with allocated allowance for loan losses	11,343	7,113

	$29,563	$13,853

Amount of the allowance for loan losses allocated	$3,070	$1,522

All non-performing loans are included in impaired loans.

Impaired loans have increased by $15.7 million (113.4%) to $29.6 million at September 30, 2009, as compared to December 31, 2008. The increase is primarily due to the effect of current economic conditions on our borrowers and resulted in the increased provision for loan loss totaling $3.1 million during the nine months ended September 30, 2009, and the increased charge-offs of approximately $1.7 million for the same period. We anticipate these economic challenges to continue to affect our borrowers into 2010.

Allowance for Loan Losses

At September 30, 2009, the allowance for loan losses was $7.2 million or 1.44% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and credit and risk management and the loan review function validates the officers’ grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify a sample of loans (including all impaired and nonperforming loans) as to potential loss exposure.

Our analysis of the allowance for loan losses consists of three (3) components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification as determined by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. It is our policy to analyze substandard loans based on the fair value of the loan and provide a specific credit allocation if needed. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. The total of substandard loans, which includes both impaired loans and loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, totaled $36.8 million at September 30, 2009 and $29.0 million at December 31, 2008. At September 30, 2009, we identified approximately $29.6 million (or 5.9% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $13.9 million or 2.9% of total loans at December 31, 2008. At September 30, 2009 and December 31, 2008, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $3.1 million and $1.5 million, respectively. Approximately $9.1 million of loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification at September 30, 2009, as compared to $15.1 million at December 31, 2008. Of these loans, $1.9 million at September 30, 2009 and $0 at December 31, 2008 are included in non-accrual loans and are now considered impaired at September 30, 2009.

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

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral and other weaknesses. At September 30, 2009, we had $24.0 million (4.8% of outstanding loans) in the Special Mention category which compares to $13.3 million (2.7% of outstanding loans) at December 31, 2008. If there is further deterioration on these loans they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provision for loan losses.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 8.2% of our average earning asset base for the quarter ended September 30, 2009, as compared to 10.01% at year ended December 31, 2008, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. Substantially all of our investment securities are classified as available for sale and may be sold to take advantage of market conditions, liquidity needs or earnings.

Deposits

Total deposits increased by $23 million from December 31, 2008 to total deposits of $459.3 million at September 30, 2009, due to business development efforts and to a $3 million increase in broker deposits. Broker deposits at September 30, 2009 were $26.7 million [excluding $13.4 million of Certificate of Deposit Rate Program (“CDARS”) deposits to our existing customer base], or less than 3.5% of deposits. At September 30, 2009, non-interest bearing deposits represented approximately 22.9% of deposits compared to 23.1% at December 31, 2008.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At September 30, 2009, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 12.09%, a Tier 1 risk-based capital ratio of 9.78%, and a Tier 1 leverage ratio of 7.93%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s and 1st United Bank’s regulatory Capital Ratios for the respective periods:

(dollars in thousands)

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%

As of September 30, 2009
Total Capital to risk-weighted assets
Consolidated	$130,783	27.55%	$37,978	8.00%	$47,472	10.00%
1st United	57,382	12.09%	37,977	8.00%	47,471	10.00%
Tier I capital to risk-weighted assets
Consolidated	119,833	25.24%	18,989	4.00%	28,483	6.00%
1st United	46,433	9.78%	18,988	4.00%	28,483	6.00%
Tier I capital to total average assets
Consolidated	119,833	20.46%	23,423	4.00%	29,279	5.00%
1st United	46,433	7.93%	23,432	4.00%	29,290	5.00%

As of December 31, 2008
Total Capital to risk-weighted assets
Consolidated	$56,554	11.69%	$38,690	8.00%	$48,363	10.00%
1st United	49,626	10.26%	38,687	8.00%	48,359	10.00%
Tier I capital to risk-weighted assets
Consolidated	45,755	9.46%	19,345	4.00%	29,018	6.00%
1st United	37,827	8.03%	19,368	4.00%	29,015	6.00%
Tier I capital to total average assets
Consolidated	45,755	8.15%	22,469	4.00%	28,086	5.00%
1st United	38,827	6.91%	22,468	4.00%	28,085	5.00%

In September 2009, we completed the Offering, pursuant to which we issued 14,000,000 shares of common stock at $5.00 per share. The total proceeds of the offering was $65.5 million (net of offering costs of $4.5 million). The underwriter for the Offering was provided an overallotment option to purchase up to 2,100,000 additional shares which they exercised in full on October 6, 2009. As a result, additional gross offering proceeds of approximately $10.5 million was received after September 30, 2009.

On March 13, 2009, we sold 10,000 shares of Series C Preferred and 500 shares of Series D Preferred to the United States Department of the Treasury under the Emergency Economic Stabilization Act. The Series C Preferred Stock was sold at $1,000 per share while the Series D Preferred were sold for $0.01 per share. The total proceeds, net of issuance costs of approximately $171, was approximately $9.8 million. We may redeem both the Series C Preferred Stock and the Series D Preferred for $1,000 per share or a total of $10.5 million. The Series C Preferred Stock receive cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred receive cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred are redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

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

We have applied to the Federal Reserve Bank to redeem the Series C Preferred and Series D Preferred from the Treasury Department. The approximate cost of the redemption of these shares will be $10.5 million dollars, if approved. As a result, additional accretion for the Series C Preferred and Series D Preferred of $671 was recorded during the period ended September 30, 2009.

Our Board has also approved the redemption of the Series B Preferred effective October 31, 2009. At September 30, 2009, the outstanding balance of these shares is $4.595 million and on October 31, 2009 we expect to redeem the Series B Preferred Stock for $4.595 million plus accrued dividend.

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

We classify all of our securities as available-for-sale to maintain significant liquidity. Our liquidity position is further enhanced by structuring our loan portfolio interest payments as monthly, complemented by retail credit and residential mortgage loans in our loan portfolio, resulting in a steady stream of loan repayments. In managing our investment portfolio, we provide for staggered maturities so that cash flows are provided as such investments mature, in addition to principal repayment and prepayments of mortgage backed securities.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank.

At September 30, 2009, we had short-term borrowings from the FHLB and FRB of $15 million. At September 30, 2009, we had commitments to originate loans totaling $60.7 million. Scheduled maturities of certificates of deposit and loans during the twelve months following September 30, 2009 totaled $140.5 million and $164.2 million, respectively.

We believe that we have adequate resources to fund all our commitments, that substantially all of our existing commitments will be funded in the subsequent 24 months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2009, we had short-term lines available from correspondent banks totaling $26 million, and an additional borrowing capacity from the FHLB of $43.3 million and $42.8 million from the FRB, based on current collateral pledged, and approximately $23 million available from CDARS, for a total credit available of $109.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2009, we had $60.7 million in commitments to originate or fund loans and $2.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

A new proposed rule adopted at the FDIC Board Meeting on September 29, 2009 would require insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011, and 2012. If adopted, an institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012. Further, the FDIC will incorporate the uniform 3 basis point increase effective January 1, 2011. Our estimates for this assessment will result in a prepayment of approximately $4.7 million, with the corresponding expense to be recorded for each respective quarter of analysis.

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

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below both amends and restates in their entirety certain of those risk factors that have been updated and adds new risk factors that we have identified. The information in this section should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K.

Risks Related to our Business

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the U.S. Treasury’s Capital Purchase Program, or CPP, it committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program, that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Difficult market conditions and economic trends have adversely affected our industry and our business and may lead to new and increased government regulation.

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

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased egulation and government oversight beyond EESA, ARRA, and other recent proposed or enacted regulations as a result of these downward trends.

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

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessment, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

In 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 6.25 basis points to 7.30 basis points. Beginning April 1, 2009, our assessment rate increased again to 14.50 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier 1 capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. The FDIC has announced that it will increase the assessment rate by three basis points effective January 1, 2011. These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Furthermore, the FDIC has indicated that it expects to require us to prepay our FDIC assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012 on December 30, 2009. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, or to fund losses or additional provisions for loan losses in the future. Such financing may not be available to us on acceptable terms or at all.

Further, in the event that we offer additional shares of our common stock in the future, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than our existing shareholders for prices at or below the then current market price of our common stock, all at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute your ownership interest and such dilution could be substantial.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

We calculate income taxes in accordance with the use of the asset and liability method. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2008, we had a net deferred tax asset of $7.4 million, and as of September 30, 2009, our net deferred tax asset was $5.4 million. We did not establish a valuation allowance as it is anticipated, based on our current five year projections, that it is more likely than not we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, it would require us to incur a charge to operations that would adversely affect our capital position.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, lending, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

Due to conditions imposed upon us by the Federal Reserve to gain their approval for the Citrus Bank acquisition, we may enter into an agreement to acquire an existing bank, branch, or company only if the transaction is funded entirely with our common stock, or proceeds from the issuance of our common stock, or until 1st United Bank has reported four consecutive quarters of net income, and as a result we may not be able to take advantage of certain acquisition opportunities in the future.

Our ability to continue to expand and grow our business by increasing market share in our core markets through external acquisitions may be hindered by conditions imposed upon us by the Federal Reserve. As a condition of receiving regulatory approval of the Citrus Bank acquisition, we committed not to enter into any agreement to acquire an existing bank, branch, or company unless the transaction is funded entirely with our common stock, or proceeds from the issuance of our common stock, or until 1st United Bank has reported four consecutive quarters of net income. We incurred a net loss for the quarter ended June 30, 2009. As a result, until this condition is lifted, we must fund future acquisitions entirely with our common stock or the proceeds raised through offerings of our common stock.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of September 30, 2009, we had $45 million in goodwill, which represented approximately 6.4% of our total assets.

ITEM 5.	OTHER INFORMATION

On October 28, 2009, we announced via press release our financial results for the three-month and nine-month periods ended September 30, 2009. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 28, 2009

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: October 28, 2009	By: /s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 28, 2009