Form 10-K
period 2009-12-31
1st United Bancorp, Inc.
filed 2010-02-18
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

(Exact name of Registrant as specified in its charter)

Florida	001-34462	65-0925265

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One North Federal Highway, Boca Raton, Florida	33432

(Address of principal executive offices)	(Zip Code)

(561) 362-3435

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28.2 million (based on the average bid and ask price). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2010

Common Stock, $0.01 par value per share	24,781,660 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2010 are incorporated by reference in Part III.

1ST UNITED BANCORP, INC.
For the year ended December 31, 2009

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

•	legislative or regulatory changes;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	the loss of key personnel;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	our customers’ willingness to make timely payments on their loans;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the frequency and magnitude of foreclosure of our loans;

•	fluctuations in loan collateral values;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from future acquisitions;

•	the effects of harsh weather conditions, including hurricanes;

•	our ability to comply with the extensive laws, regulations, and directives to which we are subject;

•	our customers’ perception of the safety of their deposits at 1st United Bank;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	increased competition and its effect on pricing;

•	technological changes;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	growth and profitability of our noninterest income;

•	changes in accounting principles, policies, practices or guidelines;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

About Us

General

1st United Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Boca Raton, Florida. 1st United Bank, a Florida state chartered bank, is our wholly-owned subsidiary. Operations commenced on April 20, 2000 under the names Advantage Bankshares, Inc. and Advantage Bank, with a completely different management team and board of directors. By April 2003, Advantage Bankshares had experienced three years of troubled operations and operating losses and was subject to regulatory directives to correct its unsatisfactory audit results. As part of its compliance with these directives, Advantage Bankshares entered into an agreement, dated April 9, 2003, with 1st United, LLC, a company owned and controlled by our current executive officers, Messrs. Orlando, Schupp, and Marino. As part of that agreement, a change-in-control was effected and the name of Advantage Bankshares was subsequently changed to 1st United Bancorp, Inc. with Advantage Bank changing its name to 1st United Bank. In addition, the board of directors was reconstituted and the management team and business plan were changed. Thereafter, from December 31, 2003 to December 31, 2009, we have experienced strong growth through a combination of internal growth, de novo branching, and acquisitions. Specifically, we have:

▪	increased total assets from $66.8 million to $1.016 billion;

▪	increased total loans from $39.6 million to $680.9 million;

▪	grew non-interest bearing deposits from $4.6 million to $194.2 million; and

▪

increased our banking center network from two to sixteen locations consisting of four banking centers in Palm Beach County, four banking centers in Broward County, five banking centers in Miami-Dade County, and one banking center each in Sebastian, Vero Beach and Barefoot Bay, Florida.

We operate under a community banking philosophy that seeks to develop broad customer relationships based on service and convenience while maintaining our commitment to a conservative approach to lending and strong asset quality. We offer our customers, primarily professionals, high net-worth individuals and small and medium-sized businesses, a variety of traditional loan and deposit products, which we apply to their specific needs. Making loans which result in a long-standing relationship with our borrowers will continue to be the cornerstone of our approach to business. We believe that our emphasis on personal service puts us at a competitive advantage relative to the other banks in our market area and has been an instrumental contributing factor to the growth that we have experienced to date. We believe our success has been built on the strength of our management team and board of directors, our credit culture, the attractive growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities. We have one reportable segment.

In this report, the terms “Company,” “we,” “us,” or “our” mean Bancorp and all of its consolidated subsidiaries.

Recent Developments

          Preferred Stock Repurchase

On November 18, 2009, we repurchased from the United States Department of the Treasury (the “Treasury”) all of the 10,000 outstanding shares of our Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) and all of the 500 outstanding shares of our Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”). The Series C Preferred Stock and Series D Preferred Stock were issued to the Treasury on March 13, 2009 pursuant to the Capital Purchase Program established under the Troubled Asset Relief Program. The aggregate purchase price paid by us to the Treasury for the Series C Preferred Stock and Series D Preferred Stock was approximately $10.504 million, including approximately $4,000 of accrued and unpaid dividends.

On November 19, 2009, we repurchased all of the 459,503 outstanding shares of our Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). The aggregate purchase price paid by us for the Series B Preferred Stock was approximately $4.643 million, including approximately $48,000 of accrued and unpaid dividends.

          Acquisition of Republic Federal Bank from FDIC as receiver

On December 11, 2009, we announced that 1st United Bank, our banking subsidiary, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees.

All of the loans acquired are covered by two loss share agreements (the “Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Loss Share Agreements.

1st United Bank received a $34.2 million net discount on the assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $32.9 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $23.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

1st United Bank did not immediately acquire the furniture or equipment of Republic as part of the purchase and assumption agreement. However, 1st United Bank has the option to purchase the furniture and equipment from the FDIC. The term of this option expires March 11, 2010. 1st United has until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will be assumed. As of the date of this Form 10-K, we have not determined whether we will request the FDIC to repudiate the leases. Each of the four banking centers is leased.

The rent commitments under these banking facilities leases prior to the potential repudiation are as follows (in thousands):

2010	$657
2011	500
2012	448
2013	245
2014	245
Thereafter	766

$2,861

The statement of net assets acquired as of December 11, 2009 and the resulting gain (as adjusted) are presented in the following table (dollars in thousands).

Assets	As Recorded By Republic	Fair Value Adjustments			As Recorded by 1st United

Cash and Cash Equivalents	$25,026	$			$25,026
Securities	33,637				33,637
Federal Reserve Bank and Federal Home Loan Bank stock	5,266				5,266
Loans	237,925		(39,363	) (a)	198,562
Core deposit intangible	—		1,248	(b)	1,248
FDIC Loss Share Receivable			32,900	(c)	32,900
Other assets	5,095		(1,497	) (d)	3,223
			(375	) (g)

Total Assets Acquired	$306,949		$(7,087)		$299,862

Liabilities	As Recorded By Republic		Fair Value Adjustments		As Recorded by 1st United

Deposits	$349,373		$274	(e)	$349,647
Repurchase Agreements	3,724				3,724
Advances from FHLB	75,255		3,568	(f)	78,823
Other	2,376				2,376

Total Liabilities Assumed	$430,728		$3,842		$434,570

Excess of Liabilities over Assets Acquired	(123,779)		(10,929)		(134,708)

Asset Discount	34,221

Cash Received from the FDIC	$158,000				$158,000

Total Gain Recorded					$23,292

Explanation of Fair Value Adjustments

(a)	This estimated adjustment was necessary as of the acquisition date to write down Republic’s book value of loans to the estimated fair value.

(b)

This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by us as an identifiable intangible asset and will be amortized as an expense over the average life of the core deposit base, which is estimated to be 8 years.

(c)	This adjustment was the estimated fair value of the amount that we will receive from the FDIC under the Loss Sharing Agreements as a result of future loan losses.

(d)	This was the estimated adjustment necessary to write down Republic’s book value of loan servicing rights to their estimated fair value as of the acquisition date.

(e)

This fair value adjustment was recorded because the weighted average interest rate of Republic’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the average life of the deposit portfolio.

(f)

This fair value adjustment was recorded because the interest rates of Republic’s fixed rate borrowings exceeded current interest rates on similar borrowings. This amount was realized shortly after the acquisition by prepaying the borrowings at a premium, and, thus, there will be no future amortization related to this adjustment.

(g)	Miscellaneous asset writedowns.

Our operating results for the twelve month period ended December 31, 2009, include the operating results of the acquired assets and assumed liabilities since the acquisition date of December 11, 2009. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Republic are not believed to be relevant to our results, and thus we are not presenting pro forma information.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

               Cash and cash equivalents

The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

               Securities

Fair value for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market.

The following table sets forth the fair value and weighted average yield of the investments portfolio acquired in the Republic transaction as of December 11, 2009:

(Dollars in thousands)	Fair Value	Weighted Average Yield

U.S. Treasury and Federal Agencies
Less than 12 months	$—	0.0%
Over one year through five years	—	0.0%
Over five through ten years	—	0.0%
Over ten years	5,615	4.15%

Total	$5,615	4.15%

Corporate Obligations
Over ten years	$3,031	4.59%

Total	$3,031	4.59%

Mortgage-Backed Securities
Less than 12 months	$—	0.0%
Over one year through five years	44	4.04%
Over five through ten years	27	6.84%
Over ten years	14,080	4.43%

Total	$14,151	4.44%

Collateralized Mortgage Obligations
Less than 12 months	$—	0.0%
Over one year through five years	—	0.0%
Over five through ten years	478	1.40%
Over ten years	4,906	3.03%

Total	$5,384	2.88%

Municipal Securities
Over five year through ten years	$1,988	5.82%
Over ten years	3,468	5.87%

Total	$5,456	5.85%

Grand Total	$33,637	4.38%

          Loans

Fair value for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. A third party provided the valuation of loans at December 11, 2009.

The following are the fair value of loans acquired in the Republic transaction as of December 11, 2009 (dollars in thousands):

Loan Types	Number of Loans	Carrying Value of Acquired Loans	% of Acquired Loan Portfolio

Commercial Real Estate	41	$37,609	18.94%
Construction and Development Loans	3	1,108	0.56%
Commercial and Industrial	203	39,626	19.96%
Closed End First Lien 1-4 Family	340	106,441	53.61%
Multi-family Loans	24	13,362	6.73%
Consumer Loans	9	416	0.21%

Total	620	$198,562	100.00%

Included in the above loans are approximately $20 million of loans to foreign companies that are either insured or guaranteed between 90-100% by the United States Import Export Bank.

The following table sets forth the loan interest rate sensitivity for loans acquired in the Republic transaction at December 11, 2009 (dollars in thousands):

	Total	Fixed and Variable <1 year Maturity	1 year Adjustable Rate	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate

Commercial	$39,626	$32,393	$2,696	$4,537	$—	$—	$—
Residential	106,441	790	48,054	558	34,936	22,103	—
Commercial real estate	50,971	13,430	10,003	23,798	1,667	2,073	—
Commercial and land development	1,108	—	—	1,108	—	—	—
Consumer and other	416	145	186	85	—	—	—

Total loans	$198,562	$46,758	$60,939	$30,086	$36,603	$24,176	$—

The acquired loans at December 11, 2009 included loans accounted for in accordance with FASB ASC 310-30 (“ASC 310-30”). As defined by ASC 310-30 and subject to certain exceptions contained in that statement, ASC 310-30 loans are loans with evidence of deterioration of credit quality for which it is probable that the borrower will not be able to make all contractually required payments. We acquired loans with an aggregate face value on December 11, 2009 of $39.6 million, for which there was, at acquisition, evidence of deterioration in credit quality and which it was probable that the borrowers would not be able to make all contractually required payments. As a result, a non-accretable discount of $16.5 million and an accretable difference of $3.2 million were recorded for these loans resulting in a net carrying amount of $19.9 million on December 11, 2009.

There was no foreclosed real estate acquired in the Republic transaction. The fair value of non-accruing loans and loans accruing 90 days or more past due acquired in the Republic transaction as of December 11, 2009 was as follows:

(Dollars in thousands)

Non-Accrual Loans
Residential	$2,627
Commercial Real Estate	1,075
Commercial and Industrial	331

Total	$4,033

Accruing 90 days or more past due
Residential	$—
Commercial Real Estate	—
Commercial and Industrial	—

Total	$—

Total non-accruing loans	$4,033
Accruing 90 days or more past due	—
Foreclosed real estate	—

Total non-performing assets	$4,033

Ratios
Total non-accruing loans to total acquired loans	2.03%

Total acquired loans	$198,562

There were no loans accruing that were 60-89 days past due acquired at December 11, 2009.

               Core deposit intangible

This intangible asset represents the value of the relationships that Republic had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. A third party provided the valuation for the core deposit intangible at December 11, 2009.

               FDIC loss share receivable

This loss sharing asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should 1st United Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the Loss Sharing Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A third party provided the valuation of the FDIC loss share indemnification asset at December 11, 2009.

               Deposits

The fair value used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits. A third party provided the valuation of the deposits at December 11, 2009.

Deposit liabilities assumed are comprised of the following at December 11, 2009:

Acquired Value

(in thousands)
Noninterest bearing	$90,787
NOW	40,692
Money Market	29,666
Savings	21,455
Time deposits less than $100,000	39,508
Time deposits greater than $100,000	127,265

Acquired balance of deposits	349,373
Fair value adjustment	274

Total	$349,647

Included in the above deposits are approximately $232.6 million in deposits to foreign nationals banking in the United States.

At December 11, 2009, the maturities schedule of certificates of deposit was as follows:

Maturing in	Under $100,000	Over $100,000

	(in thousands)
Up to 3 months	$22,197	$71,224
3 to 6 months	7,275	20,427
6 to 12 months	8,101	29,538
Over 12 months	1,935	6,076

Total	$39,508	$127,265

               Advances from Federal Home Loan Bank

The fair value of Federal Home Loan Bank (FHLB) advances were based on pricing supplied by the FHLB. These advances were repaid prior to December 31, 2009.

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

The following table sets forth the carrying amount of our investments portfolio, all of which was classified as “available-for-sale”, as of December 31, 2009, 2008 and 2007:

(Dollars in thousands)	December 31,

	2009	2008	2007

Fair value of investment in:
U.S. Treasury and Federal agencies	$12,417	$18,800	$31,347
Mortgage-backed securities	74,438	16,155	3,949
Corporate obligations	—	120	250
Municipal securities	1,988	—	—

	$88,843	35,075	$35,546

The following table sets forth the combined fair value and weighted average yield of our investments portfolio as of December 31, 2009:

(Dollars in thousands)	Fair Value	Weighted Average Yield

U.S. Treasury and Federal Agencies
Less than 12 months	$—	0.00%
Over one year through five years	—	0.00%
Over five through ten years	6,832	4.29%
Over ten years	5,585	4.15%

Total	$12,417	4.23%

Mortgage-Backed Securities
Less than 12 months	$—	0.0%
Over one year through five years	129	4.14%
Over five through ten years	5,937	3.80%
Over ten years	68,372	4.69%

Total	$74,438	4.62%

Municipal Securities
Less than 12 months	$—	0.00%
Over five year through ten years	1,988	5.82%
Over ten years	—	0.00%

Total	$1,988	5.82%

Total Fair Value	$88,843	4.59%

Total Amortized Cost	$88,770	4.93%

As of December 31, 2009, we held no tax-exempt obligations and we held no instruments from issuers (other than the U.S. government) where the amortized cost or market value represented more than ten percent of shareholders’ equity.

Lending Activity

We have adopted the strategy of presenting a robust and diverse series of lending channels and a suite of loan and loan-related products normally associated with larger banks. While this strategy demands an investment in experienced personnel and enabling systems, it distinguishes us from competing community bank lending institutions. We intend to continue to provide for the financing needs of the community we serve by offering a variety of loans, including:

▪

commercial loans, which will include collateralized loans for working capital (including inventory and receivables), business expansion (including real estate construction, acquisitions and improvements), and purchase of equipment and machinery;

▪	small business loans, including SBA lending;

▪	Exim Bank insured or guaranteed loans;

▪	residential real estate loans to enable borrowers to purchase, refinance, construct upon or improve real property, and home equity loans; and

▪	consumer loans, including collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments.

We follow a lending policy that permits prudent risks to assist consumers and businesses in our market area. We have no subprime loans. We sell loan participations to other banks. Loan-related interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. We are expected to meet the credit needs of customers while allowing prudent liquidity through our investment portfolio. We expect this positive, community-oriented lending philosophy to translate into a sustainable volume of quality loans into the foreseeable future.

We also help enhance loan quality by staffing with experienced, well-trained lending officers capable of soliciting loan business. Our lending officers, as well as our credit officers and loan committees, also recognize and appreciate the importance of exercising care and good judgment in underwriting loans, which supports our safety and profitability goals.

At December 31, 2009, 2008, 2007, 2006 and 2005, the composition of our loan portfolio was as follows:

(Dollars in thousands)	December 31,

	2009		2008		2007		2006		2005

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$117,349	17%	$90,968	19%	$57,574	20%	$50,361	20%	$39,833	21%

Residential real estate	205,749	30%	100,571	20%	51,663	18%	40,930	16%	35,136	18%

Commercial real estate	290,014	43%	203,734	42%	114,424	40%	87,098	34%	46,830	25%

Construction and Land Development	55,689	8%	83,161	17%	56,603	20%	72,824	29%	60,997	32%

Consumer and others	12,039	2%	7,865	2%	5,125	2%	3,650	1%	7,958	4%

Total loans	$680,840	100%	$486,299	100%	$285,389	100%	$254,863	100%	$190,754	100%

Allowance for loan losses	(13,282)		(5,799)		(2,070)		(2,149)		(1,893)

Net deferred (fees) costs	136		(52)		34		(47)		15

Net loans	$667,694		$480,448		$283,353		$252,667		$188,876

The following charts illustrate the number of loans in our loan portfolio as of December 31, 2009 and December 31, 2008.

Loan Portfolio as of December 31, 2009

(Dollars in thousands)
Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate and Farm Loans	257	$269,440	39.57%	26.53%
Construction and Development Loans	44	55,689	8.18%	5.48%
Commercial and Industrial	552	117,349	17.24%	11.56%
Closed End First Lien 1-4 Family	437	154,765	22.73%	15.24%
Home Equity Line of Credit	251	50,127	7.36%	4.94%
Multi-family Loans	39	20,574	3.02%	2.03%
Consumer Loans	188	11,902	1.75%	1.17%
Closed-End Junior Lien 1-4 Family	16	857	0.13%	0.08%
Other	0	137	0.02%	0.01%

Total	1,784	$680,840	100.00%	67.04%

Loan Portfolio as of December 31, 2008

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate	203	$194,389	39.97%	31.46%
Construction and Development Loans	59	83,161	17.10%	13.46%
Commercial and Industrial	411	90,968	18.71%	14.72%
Closed End First Lien 1-4 Family	104	54,275	11.16%	8.78%
Home Equity Line of Credit	233	44,565	9.16%	7.21%
Multi-family Loans	13	9,345	1.92%	1.51%
Consumer Loans	195	7,792	1.60%	1.26%
Closed-End Junior Lien 1-4 Family	21	1,731	0.35%	0.28%
Other	0	73	0.03%	0.01%

Total	1,239	$486,299	100.00%	78.69%

Of the loan portfolio as of December 31, 2009, 620 loans with a carrying value of $198.6 million (29%) are subject to the Loss Sharing Agreements. In addition, at December 31, 2009 included in Commercial and Industrial loans are approximately $20 million in Export Import (“EXIM”) loans which have either insurance or a guarantee of between 90% and 100% from the Export Import Bank of the United States.

A portion of the loans originated by us since December 31, 2000, has been guaranteed by the Small Business Administration. For the most part, we have sold the guaranteed portion of the loans in the secondary market and retained the unguaranteed portions in our loan portfolio. The balance of the unguaranteed portions of such loans, which are included in commercial loans and commercial real estate loans above, was $4.9 million and $7.2 million at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, our loan interest rate sensitivity was as follows:

(Dollars in thousands)	Maturity and/or Re-pricing Period

	Total	<1 year Fixed	<1 year Adjustable	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate

Commercial	$117,349	$39,880	$47,293	$10,346	$6,111	$13,004	$715
Residential real estate	205,749	25,810	107,358	1,190	46,279	25,112	—
Commercial real estate	290,014	45,021	85,867	102,590	37,742	18,794	—
Commercial and land development	55,689	39,528	11,822	4,339	—	—
Consumer and other	12,039	9,485	1,359	1,027	168	—	—

Total loans	$680,840	$159,724	$253,699	$119,492	$90,300	$56,910	$715

As shown in the table above, a majority of our loan portfolio has either adjustable rates or shorter maturity terms.

          Real Estate Loans

               Real Estate Loans – Commercial

Through our Business Banking division and SBA division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our markets. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the business enterprise, related borrowing entities, and guarantors.

Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraiser at the time the loan is made and are reviewed internally by our Credit and Risk Management division. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, references and income projections for the property. We generally obtain personal guarantees for our commercial real estate loans.

               Real Estate Loans – Residential

We originate a mix of fixed rate and adjustable rate residential mortgages. Lending officers contact local builders, realtors, government officials, community leaders, and other groups to determine the residential credit needs of the communities we serve.

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

We embrace written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. Our board of directors reviews and approves these underwriting standards annually. Our underwriting standards for residential mortgage loans generally conform to standards established by Fannie Mae and Freddie Mac. Our underwriters and secondary market buyers obtain or review each loan application to determine the borrower’s ability to repay, and confirm significant information through the use of credit reports, financial statements, employment and other verifications.

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

               Construction - Residential and Commercial Real Estate Loans

The construction loan portfolio includes both residential real estate and commercial real estate projects. Generally, construction loans have terms which match permanent financing offered by us. During the construction phase, the borrower may pay interest only, which is typically funded with an interest reserve.

Through our Business Banking and Residential Lending division, we originate real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for construction of one-to-four family residences. Generally, these loans are offered on the same basis as other residential real estate loans. Our construction loans typically have terms up to 18 months, and generally, the maximum loan-to-value ratio is 80%. The loan-to-cost maximum ratio has been up to 90%.

We have construction loans on commercial real estate projects secured by industrial properties, office buildings or other property. The majority of the projects are largely pre-sold, pre-leased, or owner-occupied. Following the construction phase, loans will either be converted to permanent financing, paid off, or paid down with sales proceeds.

               Land Loans

Our portfolio includes exposure to land development, both residential and commercial. Typically, Borrowers have or had preliminary plans for development and were waiting for final plans to be completed to submit for construction financing. Due to current adverse market conditions, original development plans for some financed projects may now be altered or on hold.

The following chart illustrates the composition of our construction and land development loan portfolio as December 31, 2009, 2008 and 2007.

(Dollars in thousands)	December 31,

	2009		2008		2007

	Balance	%	Balance	%	Balance	%

Construction
Residential	$—	—%	$3,586	4.3%	$2,522	4.5%
Residential Spec	9,938	17.8%	16,939	20.4%	14,076	24.9%
Commercial	1,108	2.0%	20,349	24.5%	9,727	17.2%
Commercial Spec	3,259	5.8%	3,185	3.8%	4,502	8.0%
Land Development
Residential	1,890	3.4%	2,076	2.5%	1,860	3.3%
Residential Spec	24,922	44.8%	17,561	21.1%	5,900	10.4%
Commercial	—	—%	2,175	2.6%	5,740	10.1%
Commercial Spec	14,572	26.2%	17,290	20.8%	12,276	21.6%

Total	$55,689	100.0%	$83,161	100.0%	$56,603	100.0%

Approximately $1.1 million or 2% of the construction and land development loan portfolio at December 31, 2009 is part of the Loss Share Agreements.

          Consumer Loans

We originate consumer loans bearing both fixed and prime-based variable interest rates. We originate our loans directly through our banking centers, business bankers and residential lenders.

We focus our consumer lending on the origination of direct second mortgage loans and home equity loans (secured by a junior lien on residential real property), and home improvement loans. These loans are typically based on a maximum 80% to 90% loan-to-value ratio. Second mortgage and home improvement loans generally will originate on either a line of credit or a fixed term basis ranging from 5 to 15 years. We also extend personal loans, which may be secured by various forms of collateral, both real and personal, or to a minimal extent, on an unsecured basis.

          Commercial Loans

Through our Business Banking division, we focus on the commercial loan market comprised of small- to medium-sized businesses with combined borrowing needs up to $20.0 million. These businesses include professional associations (physicians, law firms, and accountants), medical services, retail trade, construction, transportation, wholesale trade, manufacturing, and tourism-related service industries.

Our commercial loans are primarily derived from our market area and underwritten on the basis of the borrowers’ ability to service such debt from recurring income. As a general practice, we will take as collateral a security interest in any available real estate, equipment, or other assets, although such loans may also be made on an uncollateralized, but guaranteed, basis. Short-term assets primarily secure collateralized working capital loans, whereas long-term assets primarily collateralize term loans.

In certain situations, we use various loan programs sponsored by the SBA. Properly utilized, SBA loans can help to reduce our loan portfolio risk and can generate non-interest income.

As part of the acquisition of Republic, we obtained an EXIM lending operation. Our EXIM lending operation makes loans to companies that export U.S. goods and services to international markets and makes loans to foreign companies to facilitate the purchase of U.S. goods. Loans made under this program are insured or guaranteed between 90% and 100% by the Export Import Bank of the United States. At December 31, 2009, we had approximately $20 million in Exim loans.

          Loan Administration and Underwriting

Through our Credit and Risk Management division, we use our loan origination underwriting procedures to assess both the borrower’s ability to make principal and interest payments and the value of the collateral securing the loan. Our Credit and Risk Management division is responsible for a battery of management and board risk management monitoring and for reporting to various management and board committees. Given our emphasis on business purpose lending, our loans may be viewed as involving a higher degree of credit risk than is the case with banks that might focus on long-term residential mortgage loans, where greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to test compliance with our credit policies and procedures.

Our Board of Directors has approved set levels of lending authority to the Management Loan Committee, as well as limited authority for certain officers based on the loan amount, the proposed use of proceeds, and the secured or unsecured status of a loan. All use of delegated loan authorities are preceded by a determination of the worthiness of the loan request by the Credit and Risk Management division. Typically, the Management Loan Committee reviews loan requests and if a particular request exceeds the loan authority limits delegated to this committee, these requests, if approved, are presented to 1st United Bank’s Board Loan Committee for final approval.

Before and after loan closing, our loan operations personnel review all loans for adequacy of documentation and compliance with regulatory requirements. Our loan review personnel analyze loans over certain size thresholds, problem loans and loans with certain loan quality ratings to ensure that appropriate credit risk ratings are assigned and ultimately to assist in determining the adequacy of the allowance for loan losses.

          Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2009 and 2008, approximately 81.0% and 79.7%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, non-real estate secured commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by a variety of business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans are generally repaid from operational earnings, collection of rent or conversion of assets. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2009 and 2008, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 80% and 79.7%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain profitable business relationships with custom residential homebuilders primarily in Palm Beach, Miami-Dade and Broward Counties and to a lesser extent in surrounding markets. Business banking provides loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and for commercial real estate. For purposes of safety and soundness, we have established a self imposed limit of up to 20.0% of the loan portfolio in speculative one-to-four family residences to such qualified homebuilders and a limit of up to 15.0% in speculative commercial real estate loans. At December 31, 2009, we had exposure of 4.6% and 6.1%, respectively, of total loans related to residential and commercial loans in the program, as compared to 9.8% and 8.4%, respectively, at December 31, 2008, of total loans related to the residential and commercial loans in the program.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. We had $635,000 of OREO property as of December 31, 2009, of which $270,000 was sold subsequent to December 31, 2009 at an $11,000 gain. There were no OREO properties at December 31, 2008.

We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All non-accruing loans and loans accruing 90 days or more are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at December 31, 2009, 2008, 2007, 2006 and 2005 are as follows:

(Dollars in thousands)	December 31, 2009			December 31,

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	2008	2007	2006	2005

Non-Accrual Loans
Residential	$469	$3,094	$3,563	$—	$—	$—	$—
Home Equity Lines	—	—	—	324	—	—	—
Commercial Real Estate	8,566	1,075	9,641	6,792	—	27	—
Construction and Land Development	5,258	—	5,258	—	—	—	—
Commercial and Industrial	717	118	835	1,433	192	1,085	—
Other	—	—	—	—	—	—	839

Total	$15,010	$4,287	$19,297	$8,549	$192	$1,112	$839

Accruing => 90 days past due
Residential	$—	$—	$—	$2,059	$87	$—	—
Home Equity Lines	—	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—	541
Construction and Land Development	—	—	—	—	—	—	—
Commercial and Industrial	54	—	54	—	—	—	—
Other	—	—	—	—	—	—	—

Total	$54	$—	$54	$2,059	$87	$—	$541

Total non-accruing loans	$15,010	$4,287	$19,297	$8,549	$192	$1,112	$839
Accruing => 90 days past due	54	—	54	2,059	87	—	541
Foreclosed real estate	635	—	635	—	—	—

Total non-performing assets	15,699	4,287	19,986	10,608	279	1,112	1,380

Trouble debt restructured loans	1,990	—	1,990	—	—	—	—

Total non-performing assets and restructured loans	$17,689	$4,287	$21,976	$10,608	$279	$1,112	$1,380

Ratios
Total non-accruing loans to total loans	2.20%	.63%	2.83%	1.76%	0.10%	0.44%	0.72%
Total non-performing assets to total assets	1.55%	.42%	1.97%	1.72%	0.07%	0.33%	0.56%
Total non-performing assets and troubled debt restructured loans to total assets	1.74%	.42%	2.16%	1.72%	0.07%	0.33%	0.56%

Non-Accrual Loans Not Subject to Loss Share Agreements

	Contractual Balance of Non- Accrual Loans	Partial Charge-offs through December 31, 2009	Balance December 31, 2009	Specific Allocation of Allowance for Loan Losses

Residential	$469	$—	$469	$—
Commercial real estate	10,691	2,125	8,566	1,741
Construction and land development	5,258	—	5,258	417
Commercial and industrial	907	190	717	253

	$17,325	$2,315	$15,010	$2,411

Since December 31, 2008, approximately $9.2 million in assets classified as non-performing assets at that time were paid off or brought current. Approximately $2.1 million were charged off, and approximately $16.3 million were added (excluding assets acquired in the Republic transaction) to non-accrual during the year. Subsequent to December 31, 2009, we had $875,000 in non-accrual loans under contract with no additional loss anticipated and $270,000 in foreclosed real estate was sold at an $11,000 gain. The $4.3 million in non performing assets acquired in the Republic transaction are all covered under the Loss Share Agreements and we do not expect any additional future losses on these assets. Significant loans included in non-accrual loans not covered by Loss Share Agreements at December 31, 2009 include: $2.9 million secured by commercial land in Broward County, Florida (appraised at November 2009 at $3.8 million), $2.2 million secured by new commercial office/warehouse property in Broward County, Florida (appraised January 2010 at $2.5 million), $2 million participation loan secured by land in Orlando, Florida (pro rata portion appraised November 2009 at $1.8 million), $1.8 million secured by commercial building in Broward County, Florida (appraised at June 2009 at $1.5 million), $1.7 million secured by an office building in Boca Raton, Florida (appraised January 2010 at $1.8 million) and an $810,000 loan on an office building, on which a contract has been executed and which is anticipated to close in the first quarter of 2010. The remaining 14 non-accrual loans are each under $750,000. We have specific reserves included in the allowance for loan losses of $2.3 million for potential loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans.

Delinquent Loans

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and 90 day accruing and Over		Total

	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2009
Residential	3	$241	24	$3,563	27	$3,804
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	7	5,384	14	9,641	21	15,025
Construction and Land	1	2,150	3	5,258	4	7,408
Commercial and Industrial	3	1,047	16	889	19	1,936
Other	—	—	—	—	—	—

Total	14	$8,822	57	$19,351	71	$28,173

Included in the accruing 60 - 89 category are 8 loans with a carrying value of $3.9 million, and in the non-accrual and 90 day and over category are 35 loans with a carrying value of $4.0 million, which are subject to the Loss Share Agreements.

	Accruing 60-89		Non-Accrual and 90 day and Over		Total

	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2008
Residential	1	$248	1	$2,059	2	$2,307
Equity Lines	1	286	1	324	2	610
Commercial Real Estate	2	37	6	6,792	8	6,829
Construction and Land	1	2,000	—	—	1	2,000
Commercial and Industrial	3	120	6	1,433	9	1,553
Other	1	220	—	—	1	220

Total	9	$2,911	14	$10,608	23	$13,519

Impaired Loans

	December 31, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$5,900	$6,740
Loans with allocation for loan losses	11,100	7,113

Total Impaired	$17,000	$13,853

Amount of allowance for loan losses allocated	$2,611	$1,522

All non-accrual loans and troubled debt restructurings are included in impaired loans.

We had no troubled debt restructurings as of December 31, 2008, 2007, 2006, or 2005. At December 31, 2009, we had approximately $2.0 million of loans classified as troubled debt restructurings that are performing in accordance with the restructured terms.

During the years ended December 31, 2009, 2008, 2007, 2006, and 2005, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $436, $338, $65, $75, and $20, respectively (dollars in thousands).

          Allowance for Loan Losses

At December 31, 2009, the allowance for loan losses was $13.3 million or 1.95% of total loans. At December 31, 2009, no portion of the allowance for loan losses related to the approximately $198.6 million of loans covered under the Loss Share Agreements. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify a sample of loans (including all impaired and nonperforming loans) as to potential loss exposure.

Our analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification and the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. A loan may also be classified as substandard and not be classified as impaired by management. The allowance for these loans is calculated based on historical charge-offs for the substandard loan categories combined with specifically evaluating the underlying credit and collateral of each loan. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies.

Substandard loans

	December 31, 2009

(Dollars in thousands)	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total	December 31, 2008

Substandard – Impaired	$17,000	$—	$17,000	$8,549

Substandard – Not Impaired	38,296	21,656	59,952	20,404

Total Loans Classified as Substandard	$55,296	$21,656	$76,952	$28,953

All non-accrual loans, troubled debt restructurings and acquired loans which we assessed at the time of acquisition to be improbable of collecting all contractual, required payments are included in substandard loans.

The total of substandard loans, which include all impaired loans, non-accrual loans, troubled debt restructurings and loans acquired in the Republic transaction, Equitable Merger and Citrus Acquisition, for which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, totaled $77.0 million at December 31, 2009 and $29.0 million at December 31, 2008. Included in the $77.0 million in substandard are $19.8 million (net of non-accretable discount of $16.5 million and accretable discount of $3.2 million) acquired in the Republic transaction which we assessed at the time of acquisition to be improbable of collecting all contractually, required payments, of which $4.3 million are non-accrual, all of which are covered by the Loss Share Agreements and management does not expect any additional losses. In addition, at December 31, 2009, we identified approximately $17.0 million (or 2.5% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $13.9 million or 2.9% of total loans at December 31, 2008. At December 31, 2009 and December 31, 2008, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $2.6 million and $1.5 million, respectively. Approximately $6.2 million of loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification at December 31, 2009, as compared to $15.1 million at December 31, 2008. Of these loans, $4.7 million at December 31, 2009 and $0 at December 31, 2008 are included in non-accrual loans and were considered impaired at December 31, 2009.

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

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral and other weaknesses. At December 31, 2009, we had $24.0 million (4.8% of outstanding loans) in the Special Mention category which compares to $13.3 million (2.7% of outstanding loans) at December 31, 2008. If there is further deterioration on these loans they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

We base the allowance for loan losses on estimates and ultimate realized losses may vary from current estimates. We review these estimates quarterly, and as adjustments, either positive or negative, become necessary, we make a corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty repaying loans and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in loan loss provisions.

During the years ended December 31, 2009, 2008, 2007, 2006, and 2005, the activity in our allowance for loan losses was as follows:

(Dollars in thousands)	Year ended December 31,

	2009	2008	2007	2006	2005

Balance at beginning of period	$5,799	$2,070	$2,149	$1,893	$1,328
Provision charged to expense	13,240	1,910	145	181	194
Effect of acquisition	—	2,731	—	—	—
Charge-offs	(5,788)	(915)	(502)	(73)	(15)
Recoveries	31	3	278	148	386

Balance at end of period	$13,282	$5,799	$2,070	$2,149	$1,893

Net charge-offs (recoveries) /average total loans	1.14%	0.21%	0.08%	(0.03)%	(0.27)%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

(Dollars in thousands)	December 31,

	2009		2008		2007		2006		2005

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial loans	$3,415	17%	$1,870	19%	$636	20%	$1,101	20	$1,044	21%
Real estate loans	8,973	81%	3,807	79%	1,165	77%	1,012	79	737	75%
Consumer loans	232	2%	16	2%	48	3%	36	1	55	4%
Other	662	—	106	—	221	—	—	—	57	—

Total	$13,282	100%	$5,799	100%	$2,070	100%	$2,149	100	$1,893	100%

The following tables reflect charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,

	2009		2008		2007		2006		2005

	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries

Real estate	$4,199	$2	$671	$—	$—	$263	$—	$18	$—	$325
Commercial	1,549	27	244	3	502	15	62	119	15	61
Consumer and others	40	2	—	—	—	—	11	11	—	—

Total	$5,788	$31	$915	$3	$502	$278	$73	$148	$15	$386

Net charge-offs for the year ended December 31, 2009 were approximately $5.8 million compared to $913,000 for the year ended December 31, 2008. Approximately $2.1 million of the charge-offs were the result of a sale or pending sale of the loan or collateral, approximately $1.7 million of the charge-offs were a result of estimated partial losses on non-accrual loans as of December 31, 2009 based on the net realizable value of the collateral, and the remainder generally included 100% charge-offs of commercial loans with minimum collateral, home equity loans and consumer loans.

Deposits

We maintain and enhance a full range of deposit accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, telephone banking services to include account inquiry and balance transfers and courier service to certain customers who meet minimum qualifications. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 25% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies. In addition, at December 31, 2009, we had approximately $230 million in deposits to foreign nationals banking in the United States which were assumed as part of the Republic transaction.

As of December 31, 2009, 2008, and 2007, the distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,

	2009		2008		2007

	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate

Noninterest bearing accounts	$108,716		$93,451		$66,101

Interest bearing accounts
NOW accounts	$63,150	0.24%	$47,851	0.95%	$35,722	1.80%
Money market accounts	105,755	1.00%	92,959	1.94%	64,984	3.74%
Savings accounts	14,842	0.65%	9,585	0.72%	3,010	0.33%
Certificates of deposit	183,550	2.84%	157,601	3.72%	79,520	5.25%

Total interest bearing deposits	$367,297	1.77%	$307,996	2.66%	$183,236	3.96%

Average total deposits	$476,013	1.37%	$401,447	2.04%	$249,337	2.91%

As of December 31, 2009, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$72,598	1.93%
3 to 6 months	37,328	1.81%
6 to 12 months	76,589	1.93%
Over 12 months	26,151	2.49%

	$212,666	1.98%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2009, 2008, and 2007.

(Dollars in thousands)	December 31, 2009				December 31, 2008

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$22,343	0.23%	$13,563	0.23%	$18,129	0.29%	$19,038	0.92%
Fed Funds purchased	—	—	768	0.91%	—	—	1,023	2.74%
FHLB advances	5,000	4.60%	28,751	1.30%	56,013	1.08%	37,654	2.50%
Other borrowings	5,091	6.59%	5,181	6.32%	5,250	6.49%	3,899	6.49%

Total	$32,434		$48,263		$79,392		$61,614

	December 31, 2007

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$27,509	2.39%	$17,836	3.78%
Fed Funds purchased	—	—%	1,809	5.75%
FHLB advances	20,000	4.63%	27,107	5.30%

Total	$47,509		$46,752	—

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

	December 31,

(Dollars in thousands)	2009		2008		2007

	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end

Repurchase agreements	$22,343	Dec-09	$23,438	Jan-08	$27,537	Jan-07
Fed Funds purchased	6,032	Aug-09	6,301	Aug-08	7,819	May-07
FHLB advances	40,000	Mar-09	56,013	Dec-08	30,500	Feb-07
Other borrowings	5,500	Jan-09	5,500	Jul-08	—

Competition

Commercial banking in Florida, including our market, is highly competitive, due in large part to Florida’s profile of population growth and wealth. Our market contains not only community banks, but also significant numbers of the country’s largest commercial and wealth management/trust banks.

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

Our largest competitors in the market include Bank of America, SunTrust Bank, Wells Fargo, BB&T, PNC, Citigroup, and Regions Financial, and these institutions capture the majority of the deposits. According to data provided by the FDIC, as of June 30, 2009, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 2% in each county where we operate. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions change ownership. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

          Seasonality

We do not believe our base of business to be seasonal in nature.

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

          Website Access to Our Reports

Our Internet website is www.1stunitedbankfl.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed pursuant to Sections 16, 13(d), and 13(g) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

Regulatory Considerations

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not necessarily our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Regulatory Reform

On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the current administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) enhance supervision and regulation of securitization markets, (iii) dispose of the interstate branching framework of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department.

On December 10, 2009, the U.S. House of Representatives approved “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms. The House bill provides for, among other things, (i) the creation of the Consumer Financial Protection Agency, (ii) reforming mortgage lending and predatory lending practices, (iii) increased supervision and regulation of large financial firms, (iv) the creation of a federal insurance office, and (v) executive compensation reform.

We are unsure of what regulatory reforms, if any, will be adopted. Thus, this “Regulatory Considerations” section discusses what we believe to be the most significant laws we currently face without regard to the impact of these significant, but not yet adopted, reforms.

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

          Permitted Activities.

The Gramm-Leach-Bliley Act modernized the U.S. banking system by (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

          Changes in Control.

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

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

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation. These requirements will affect us because 1st United Bank is chartered under Florida law and changes in control of us are indirect changes in control of 1st United Bank.

          Tying.

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

          Capital; Dividends; Source of Strength.

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to 1st United Bank, and such loans may be repaid from dividends paid from 1st United Bank to us.

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

As a state chartered banking institution in the State of Florida, 1st United Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of 1st United Bank’s customers. Various consumer laws and regulations also affect the operations of 1st United Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

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

In addition, Florida law also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

          Insurance of Accounts and Other Assessments.

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system.

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $100,000 per separately insured depositor, except for certain retirement plan accounts, which are insured up to $250,000; however, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2013.

In addition, on November 26, 2008 the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%. Thus, under TAGP, all money in these accounts is fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010, unless we elected to “opt out” of participating in the expanded coverage, which we did not do. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the TAGP covered deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009, and resulted in an additional charge to us of $295,000. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed 1st United Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which 1st United Bank is permitted to extend credit to executive officers.

          Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction. 1st United Bank received a satisfactory rating on its most recent Community Reinvestment Act assessment.

          Capital Regulations.

The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

In computing total risk-weighted assets, bank and financial holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a financial holding company to acquire or merge with a bank or bank holding company.

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

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios.

We currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

          Interstate Banking and Branching.

The Bank Holding Company Act was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

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

          Anti-money Laundering.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

•

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

          Federal Home Loan Bank System.

1st United Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, 1st United Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the 1st United Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2009, 1st United Bank was in compliance with this requirement.

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

          Consumer Laws and Regulations.

1st United Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act,

and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. 1st United Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Effect of Governmental Monetary Policies

The commercial banking business in which 1st United Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st United Bank cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation in Florida. We file a consolidated federal income tax return with a fiscal year ending on December 31.

Employees

As of December 31, 2009, we had a total of approximately 229 employees, including approximately 208 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009. On December 10, 2009, the U.S. House of Representatives approved “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight beyond EESA, ARRA, and other recent proposed or enacted regulations as a result of these downward trends.

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

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

In 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 6.25 to 14.50 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier 1 Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $1,140,000 for the year ended December 31, 2009 compared to $327,000 for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

Our success is, and expected to remain, highly dependent on our senior management team, including Messrs. Orlando, Schupp, Marino, and Jacobson. As a community bank, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such services may adversely affect our growth and profitability.

An inadequate allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.

As of December 31, 2009, 1st United Bank’s allowance for loan losses was $13.3 million, which represented approximately 1.95% of its total amount of loans. 1st United Bank had $19.3 million in non-accruing loans as of December 31, 2009. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United Bank’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United Bank’s allowance for loan losses would adversely impact our net income and capital.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2009, our non-performing assets (which consist of non-accruing loans, loans 90+ days delinquent, and foreclosed real estate assets) totaled $19.99 million, or 1.97% of total assets, which is an increase of $9.4 or 88% over non-performing assets at December 31, 2008. At December 31, 2008, our non-performing assets were $10.6 million, or 1.72% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪          Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2009, commercial real estate loans, including multi-family loans, comprised approximately 40% of our total loan portfolio.

▪          Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2009, commercial loans comprised approximately 17% of our total loan portfolio.

▪          Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2009, construction and development loans comprised approximately 8% of our total loan portfolio.

▪          Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2009, consumer loans comprised approximately 2% of our total loan portfolio.

Failure to comply with the terms of the loss share agreement with the FDIC may result in significant losses.

On December 11, 2009, 1st United Bank entered into an Assumption Agreement – Whole Bank; All Deposits (“Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United Bank assumed all deposits and certain identified assets and liabilities of Republic Federal Bank, a national association headquartered in Miami, Florida. 1st United Bank also entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, 1st United Bank will share in the losses on assets covered under the Purchase and Assumption Agreement. The FDIC will reimburse 1st United Bank for 80% of losses of up to $36 million with respect to the entire $238 million acquired loan portfolio (“Covered Assets”). The FDIC will reimburse 1st United Bank for 95% of losses in excess of $36 million with respect to Covered Assets.

The Purchase and Assumption Agreement and the loss sharing agreement have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss share agreement may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

Further, in the event that we offer additional shares of our common stock in the future, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than our existing shareholders for prices at or below the then current market price of our common stock, all at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock, dilute your ownership interest and such dilution could be substantial.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on 1st United Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South Florida. As of December 31, 2009, a significant portion of our loans secured by real estate are secured by commercial and residential properties, including properties under construction, located in Palm Beach, Miami-Dade, and Broward Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

We have a deferred tax asset and cannot assure that it will be fully realized.

We calculate income taxes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which require the use of the asset and liability method. In accordance with U.S. GAAP, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2009, we had a net deferred tax asset of $2.1 million. We did not establish a valuation allowance as it is anticipated, based on our current five year projections, that it is more likely than not we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, it would require us to incur a charge to operations that would adversely affect our capital position.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us on our region, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Concerns of customers over deposit insurance may cause a decrease in our deposits.

With increased concerns about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from 1st United Bank in an effort to ensure that the amount that they have on deposit at 1st United Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation, and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near-term. We have experienced an overall slow down in the origination of residential mortgage loans for sale recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. We do not anticipate that the housing market will improve in the near-term, and, accordingly, this could lead to additional valuation adjustments on our loan portfolios.

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

▪ diversion of management’s attention to the negotiation of a transaction, management of the acquired loan portfolio, and the integration of the operations and personnel of the acquired institution;

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

Our ability to continue to expand and grow our business by increasing market share in our core markets through external acquisitions may be hindered by conditions imposed upon us by the Federal Reserve. As a condition of receiving regulatory approval of the Citrus Bank acquisition, we committed not to enter into any agreement to acquire an existing bank, branch, or company unless the transaction is funded entirely with our common stock, or proceeds from the issuance of our common stock, or until 1st United Bank has reported four consecutive quarters of net income. We incurred a net loss for the quarter ended December 31, 2009. As a result, until this condition is lifted, we must fund future acquisitions entirely with our common stock or the proceeds raised through offerings of our common stock.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of December 31, 2009, we had $45 million in goodwill, which represented approximately 0.04% of our total assets.

The fair value of our investments could decline.

Our investment securities portfolio as of December 31, 2009 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.

Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

We are subject to extensive governmental regulation.

We are subject to extensive governmental regulation. 1st United Bancorp, Inc., as a financial holding company, is regulated primarily by the Federal Reserve. 1st United Bank is a commercial bank chartered by the State of Florida and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Florida Office of Financial Regulation. As a member of the Federal Home Loan Bank (“FHLB”), 1st United Bank must also comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us. 1st United Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the section entitled “Regulatory Considerations” in this Form 10-K.

The banking industry is very competitive.

The banking industry is highly competitive and 1st United Bank competes directly with financial institutions that are more established and have significantly greater resources and lending limits. As a result of those greater resources, the larger financial institutions may be able to provide a broader range of products and services to their customers than us and may be able to afford newer and more sophisticated technology than us. Our long-term success will be dependent on the ability of 1st United Bank to compete successfully with other financial institutions in its service areas.

Florida financial institutions, such as 1st United Bank, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against financial institutions.

In order to comply with regulations, guidelines and examination procedures in this area, 1st United Bank has been required to adopt new policies and procedures and to install new systems. If 1st United Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, 1st United Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. In addition, because 1st United Bank operates in Florida, we expect that 1st United Bank will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Confidential customer information transmitted through 1st United Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose 1st United Bank to litigation and adversely affect its reputation and ability to generate deposits.

1st United Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. 1st United Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. 1st United Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that 1st United Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose 1st United Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in 1st United Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Risks Related to an Investment in our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock since we were listed on The NASDAQ Global Select Market was approximately 44,285 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and our Company. We do not have any control over these securities analysts and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which would cause our stock price or trading volume to decline.

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

Provisions of our Articles of Incorporation, Bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Supermajority voting requirements to remove a director from office;

▪	Requirement that only directors may fill a Board vacancy;

▪	Requirement that a Special Meeting may be called only by the holders of a majority of our outstanding shares;

▪	Provisions regarding the timing and content of shareholder proposals and nominations;

▪	Supermajority voting requirements to amend our Articles of Incorporation;

▪	Absence of cumulative voting; and

▪	Inability for shareholders to take action by written consent.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly reporting company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our common stock nor an appreciation in value.

Your shares of common stock will not be an insured deposit.

The shares of our common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

We may have difficulties integrating Republic’s operations into our own or may fail to realize the anticipated benefits of the acquisition.

Our acquisition with Republic involves the integration of two companies that have previously operated independently of each other. Successful integration of Republic’s operations will depend primarily on our ability to consolidate Republic’s operations, systems and procedures into those of ours to eliminate redundancies and costs. We may not be able to integrate the operations without encountering difficulties including, without limitation:

▪	the loss of key employees and customers;

▪	possible inconsistencies in standards, control procedures and policies; and

▪	unexpected problems with costs, operations, personnel, technology or credit.

In addition, any enhanced earnings or cost savings that we expect to result from the acquisition, including by reducing costs, improving efficiencies, and cross-marketing, may not be fully realized or may take longer to be realized than expected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently operate 16 full service banking centers in Florida, which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
North Palm Beach Banking Center	April 2000	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Coral Ridge Banking Center	November 2004 (1)	Leased
Vero Beach Banking Center	August 2008 (2)	Own
Sebastian Banking Center	August 2008(2)	Own
Barefoot Bay Banking Center	August 2008(2)	Own
Brickell Bay Banking Center	December 11, 2009(3)	Leased
Doral Banking Center	December 11, 2009(3)	Leased
Coral Way Banking Center	December 11, 2009(3)	Leased
Aventura Banking Center	December 11, 2009(3)	Leased

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable merger on February 29, 2008, these banking centers became 1st United Bank offices.

(2)	Represents banking centers acquired as part of the Citrus Acquisition consummated on August 15, 2008.

(3)	Represents banking centers acquired as part of the Republic acquisition consummated on December 11, 2009. We have the option to request the FDIC to repudiate these leases by March 11, 2010.

Item 3.	Legal Proceedings

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Market since September 18, 2009 under the symbol “FUBC”. Prior to that date, our common stock was quoted on the Pink Sheets since April 16, 2008. For all periods prior to the second quarter of 2008, the table below sets forth the high and low trade prices for our common stock of which its management is aware for the periods indicated. The following table sets forth the range of high and low sales prices reported on the NASDAQ Global Market or the range of high and low bid quotations on the Pink Sheets, as applicable. Quotations as reported by the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. We have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of February 15, 2010, our common stock was held by approximately 538 shareholders of record.

	High	Low

2008
First Quarter	$14.50	$14.50
Second Quarter	11.25	6.25
Third Quarter	8.00	6.00
Fourth Quarter	6.50	5.50

2009
First Quarter	$8.00	$1.56
Second Quarter	5.00	3.65
Third Quarter	6.30	4.00
Fourth Quarter	7.90	5.46

Item 5.	Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

Use of Non-GAAP Financial Measures

The information set forth below contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “tangible assets,” “tangible shareholders’ equity,” “tangible book value per common share,” “return on average tangible equity,” “tangible equity to tangible assets,” “tangible common equity to tangible assets,” and “return on average tangible common equity.” Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

“Tangible assets” is defined as total assets reduced by goodwill and other intangible assets. “Tangible shareholders’ equity” is defined as total shareholders’ equity reduced by goodwill and other intangible assets. “Tangible equity to tangible assets” is defined as tangible shareholders’ equity divided by tangible assets. “Tangible common equity to tangible assets,” is defined as total shareholders’ equity reduced by preferred equity and intangible assets divided by tangible assets. These measures are important to many investors in the marketplace who are interested in the equity to assets ratio exclusive of the effect of changes in intangible assets on equity and total assets.

“Tangible book value per share” is defined as tangible shareholders’ equity divided by total common shares outstanding. This measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing our tangible book value.

These disclosures should not be considered in isolation or a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. A reconciliation table is set forth below following the selected consolidated financial data.

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,

	2009 (c)		2008 (b)	2007	2006	2005

BALANCE SHEET DATA
Total assets	$1,015,567		$617,821	$375,834	$332,244	$246,580
Tangible assets	967,514		570,703	371,124	327,438	241,656
Total loans	680,976		486,247	285,423	254,816	190,769
Allowance for loan losses	13,282		5,799	2,070	2,149	1,893
Securities available for sale	88,843		35,075	35,546	32,867	34,392
Goodwill and other intangible assets	48,053		47,118	4,710	4,806	4,924
Deposits	802,808		436,269	272,235	240,210	186,017
Non-interest bearing deposits	194,185		100,785	59,539	83,598	58,371
Shareholders’ equity	172,294		98,870	54,498	50,912	39,693
Tangible shareholders’ equity	124,241		51,752	49,788	46,106	34,769
INCOME STATEMENT DATA
Interest income	$28,539		$30,250	$24,699	$19,948	$10,979
Interest expense	7,246		9,584	9,474	6,233	2,813

Net interest income	21,293		20,666	15,225	13,715	8,166
Provision for loan losses	13,240		1,910	145	181	194

Net interest income after provision for loan losses	8,053		18,756	15,080	13,534	7,972
Gain on acquisition	23,292		—	—	—	—
Other non-interest income	2,876		2,037	1,911	1,418	1,656
Non-interest expense	26,168		22,904	16,989	14,887	10,183
Income tax expense (benefit)	2,884		(752)	(3,391)	—	—

Net income (loss)	4,720		(1,359)	3,393	65	(555)
Preferred stock dividends earned	(774)		(368)	—	—	—

Net income (loss) available to common shareholders	$3,946		$(1,727)	$3,393	$65	$(555)

PER SHARE DATA(a)
Basic earnings (loss) per share	$0.30		$(0.25)	$0.72	$0.01	$(0.20)
Diluted earnings (loss) per share	$0.30		$(0.25)	$0.71	$0.01	$(0.20)
Book value per common share	$6.95		$10.87	$11.61	$10.78	$10.15
Tangible book value per common share	$5.00		$5.44	$10.61	$9.76	$8.89
SELECTED OPERATING RATIOS
Return on average assets	0.60%		(0.25)%	0.97%	0.02%	(0.28)%
Return on average shareholders’ equity	3.19%		(1.63)%	6.64%	0.13%	(2.20)%
Net interest margin	3.69%		4.23%	4.72%	5.20%	4.51%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	16.97%		16.00%	14.50%	15.32%	16.10%
Tangible equity/tangible assets	12.84%		9.07%	13.42%	14.08%	14.39%
Non-performing loans/total loans	2.84%		2.18%	0.10%	0.44%	0.72%
Non-performing assets/total assets	1.97%		1.72%	0.07%	0.33%	0.56%
Allowance for loan losses/total loans	1.95%		1.19%	0.73%	0.84%	0.99%
Allowance for loan losses/non-performing loans	69%		55%	742%	193%	137%
Net charge-offs (recoveries)/average loans	1.14%		0.21%	0.08%	(0.03)%	(0.27)%
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	17.33	%(d)	8.15%	14.71%	14.98%	15.21%
Tier 1 Risk-based Capital	23.54%		9.46%	14.71%	16.36%	16.59%
Total Risk-based Capital	25.76%		11.69%	15.37%	17.11%	17.47%
REGULATORY CAPITAL RATIOS FOR THE BANK:
Leverage Ratio	10.70	%(d)	6.91%	9.69%	11.02%	12.35%
Tier 1 Risk-based Capital	14.67%		8.03%	10.93%	12.04%	13.46%
Total Risk-based Capital	16.91%		10.26%	11.59%	12.79%	14.34%

(a)	All historical per share data has been adjusted for the 1:10 reverse stock split effective August 19, 2005.

(b)	Includes Equitable Merger and Citrus Acquisition

(c)	Includes Republic transaction

(d)	Based on year end total assets, the Leverage Ratio of the Company is 12.72% and for 1st United Bank is 7.85%.

GAAP Reconciliation

(Dollar amounts in thousands, except per share amounts)

	As of and for the Years Ended December 31,

	2009	2008	2007	2006	2005

Total assets	$1,015,567	$617,821	$375,834	$332,244	$246,580
Goodwill	(45,008)	(45,008)	(4,553)	(4,553)	(4,553)
Intangible assets, net	(3,045)	(2,110)	(157)	(253)	(371)

Tangible Assets	$967,514	$570,703	$371,124	$327,438	$241,656

Shareholders’ equity	$172,294	$98,870	$54,498	$50,912	$39,693
Goodwill	(45,008)	(45,008)	(4,553)	(4,553)	(4,553)
Intangible assets, net	(3,045)	(2,110)	(157)	(253)	(371)

Tangible shareholders’ equity	$124,241	$51,752	$49,788	$46,106	$34,769

Book value per common share	$6.93	$10.87	$11.61	$10.78	$10.15
Effect of intangible assets	(1.93)	(5.43)	(1.00)	(1.02)	(1.26)

Tangible book value per common share	$5.00	$5.44	$10.61	$9.76	$8.89

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

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

On December 11, 2009, we announced that 1st United Bank, our banking subsidiary, had entered into a purchase and assumption agreement (the “Republic Agreement’) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida (the “Republic Acquisition”). According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain of the assets of Republic. All deposits were assumed by 1st United Bank. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, which immediately became banking centers of 1st United.

The acquired loans are covered by two loss share agreements (the “Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Loss Share Agreements.

1st United Bank received a $34.2 million net discount on the assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $32.9 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $23.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

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

Financial Overview

•

Net earnings for the year ended December 31, 2009 were $4.7 million compared to a net loss of $1.4 million in 2008. Our results for 2009 were impacted by a gain due to the Republic Acquisition of $23.3 million offset by acquisition related costs of $2.7 million and provision for loan losses of $13.2 million.

•	Net interest margin declined to 3.69% for the twelve months ended December 31, 2009 compared to 4.23% for the twelve months ended December 31, 2008.

•	Non-accrual loans at December 31, 2009 represented 2.83% of total loans compared to 1.76% at December 31, 2008.

•

The changes in operating results for the period ended December 31, 2009 when compared to the period ended December 31, 2008, and for the balance sheet at December 31, 2009 when compared to December 31, 2008, were substantially a result of the Republic Acquisition, Equitable Merger and Citrus Acquisition.

•	Total assets increased to $1.016 billion at December 31, 2009 from $617.8 million at December 31, 2008 primarily due to the Republic Acquisition.

•

Total shareholders’ equity increased to $172.3 million at December 31, 2009 from $98.9 million at December 31, 2008 primarily due to the common stock offering during 2009 which resulted in net proceeds of $74.9 million.

•	The percentage of non-interest bearing deposits to total deposits was 24.2% at December 31, 2009 compared to $23.1% at December 31, 2008.

Financial Condition

At December 31, 2009, our total assets were $1.016 billion and our net loans were $667.7 million or 65.7% of total assets. At December 31, 2008, our total assets were $617.8 million and our net loans were $480.4 million or 77.8% of total assets. The increase in net loans from December 31, 2008 to December 31, 2009 was $187.2 million or 39.0%. This increase was mainly attributed to the Republic Acquisition which added approximately $198.5 million in net loans. During 2009, we had new loan production of $58.6 million (including loans originated for sale) which was offset by payoffs, sales, pay downs and charge-offs of approximately $69.9 million.

At December 31, 2009, the allowance for loan losses was $13.3 million or 1.95% of total loans. At December 31, 2008, the allowance for loan losses was $5.8 million or 1.19% of total loans.

At December 31, 2009, our total deposits were $802.8 million, an increase of $366.5 million (84%) over December 31, 2008 of $436.3 million. Non interest bearing deposits represented 24.2% of total deposits at December 31, 2009 compared to 23.1% at December 31, 2008. The increase was mainly due to the Republic Acquisition in December 2009 which added approximately $349.6 million in deposits.

Federal Home Loan Advances decreased $51 million to $5 million at December 31, 2009 when compared to 2008 primarily due to repayments due to the net liquidity received in the Republic Acquisition of approximately $137 million after repaying Republic’s borrowings.

Results of Operations

We recorded net earnings of $4.7 million for the year ended December 31, 2009, compared to a loss of $1.4 million for the year ended December 31, 2008. The income for the year was substantially attributed to a gain from the Republic Acquisition of $23.3 million, offset by an increase of $13.2 million to the loan loss reserve and acquisition costs of $2.7 million. Overall operating expenses increased primarily as a result of the Republic Acquisition in December 2009, and a full year of operating costs related to the Equitable Merger and Citrus Acquisition in 2008.

We recorded a loss of $1.4 million for the year ended December 31, 2008, compared to earnings of $3.4 million for the year ended December 31, 2007. The loss for 2008 was substantially attributed to a merger related expense of $1.4 million and an increase of $1.9 million to the loan loss reserve. The decrease in net earnings was mainly due to this merger related expense in 2008, and a significant tax benefit of $3.4 million recorded in 2007, which we did not receive in 2008. In addition, a lower net interest margin in 2008 resulted from the aggressive reduction to the prime lending rate during 2008. Operating expenses increased as a result of the Equitable Merger and Citrus Acquisition transactions during 2008.

          Net Interest Income

Net interest income, which constitutes the principal source of our income, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities, and loans. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits, money market accounts, FHLB borrowings, and repurchase agreements. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

Net interest earnings for the years ended December 31, 2009 and 2008 are reflected in the following table:

(Dollars in thousands)	Year ended

	December 31, 2009			December 31, 2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans (a)	$506,625	$26,196	5.17%	$439,124	$28,017	6.38%
Investment securities	48,289	2,118	4.39%	36,417	1,806	4.96%
Federal funds sold and securities purchased under resale agreements	22,236	225	1.01%	13,472	427	3.17%

Total interest earning assets	577,150	28,539	4.94%	489,013	30,250	6.19%

Non-interest earning assets	82,508			66,246
Allowance for loan losses	(6,590)			(4,133)

Total Assets	$653,068			$551,126

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$63,150	$154	0.24%	$47,851	$456	0.95%
Money market accounts	105,755	1,055	1.00%	92,959	1,804	1.94%
Savings accounts	14,842	97	0.65%	9,585	69	0.72%
Certificates of deposit	183,550	5,204	2.84%	157,601	5,861	3.72%
Repos	14,331	38	0.27%	20,061	204	1.02%
Other borrowings	33,932	698	2.06%	41,553	1,190	2.86%

Total interest-bearing liabilities	415,560	7,246	1.74%	369,610	9,584	2.59%

Non-interest-bearing liabilities
Demand deposit accounts	108,716			93,451
Other liabilities	4,929			4,461

Total non-interest-bearing liabilities	113,645			97,912

Shareholders’ Equity	123,863			83,604

Total Liabilities and Shareholders’ Equity	$653,068			$551,126

Net interest spread		$21,293	3.20%		$20,666	3.59%

Net interest on average earning assets-Margin (b)			3.69%			4.23%

(a) Average loans include non-performing loans. Interest on loans includes loan fees of $175 in 2009, $427 in 2008, and $209 in 2007.

(b) Net interest margin is net interest income divided by average total interest-earning assets.

Net interest income was $21.3 million for the year ended December 31, 2009 compared with $20.7 million for the year ended December 31, 2008, an increase of $627,000 or 3%. The increase resulted primarily from an increase in average earning assets of $88 million or 18% due primarily to the Equitable Merger and Citrus Acquisition in 2008, and the common stock offering and Republic Acquisition in 2009. This increase was substantially offset by a decrease in net interest margin. The net interest margin for the year ended December 31, 2009, was negatively impacted by the full impact of decreases in the overnight Federal funds rate and 1st United Bank’s and the prime lending rate published in The Wall Street Journal which occurred throughout the last quarter of 2007 and throughout 2008. A substantial portion of 1st United Bank’s loans (approximately 51% of total loans) fluctuate at least quarterly with changes in 1st United Bank’s and The Wall Street Journal’s prime rate. Since January 1, 2007, 1st United Bank’s and the The Wall Street Journal’s lending prime rate has decreased from 8.25% to 3.25% at December 31, 2009. This decrease has had a negative impact on our interest income and margin. We expect that the 175 basis point decrease in the overnight Federal funds rate since October 2008 and the similar decrease in 1st United Bank’s and The Wall Street Journal’s prime rate to have a further negative impact on our net interest income and margin.

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

Our 2008 net interest income was positively impacted by the increase in loans primarily from the $184.7 million of loans we acquired in the Equitable Merger and Citrus Acquisition. As the Equitable Merger was effective February 29, 2008, the merged assets affected net income for ten months, while the Citrus Acquisition, which was effective August 15, 2008, affected operations for four and one-half months. Total loans grew by $201.5 million, or 70.6%, from $285.4 million at December 31, 2007 to $486.9 million at December 31, 2008. At December 31, 2008, net loans represented 77.9% of total assets and 110.3% of total deposits versus 75.4% of total assets and 104% of total deposits at December 31, 2007. Net interest margin for the year ended December 31, 2008 were negatively impacted by the impact of decreases in the overnight Federal funds rate and 1st United Bank’s and the prime lending rate published in The Wall Street Journal which occurred in the last quarter of 2007 and throughout 2008. A substantial portion of 1st United Bank’s loans (approximately 60% of total loans) fluctuate at least quarterly with changes in 1st United Bank’s and The Wall Street Journal’s prime rate. Since January 1, 2007, 1st United Bank’s and The Wall Street Journal’s lending prime rate has decreased from 8.25% to 3.25% at December 31, 2008. This decrease has had a negative impact on our interest income and margin.

          Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and during the year ended December 31, 2008 as compared to the year ended December 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2009 and 2008 were as follows:

(Dollars in thousands)	Years ended December 31, 2009 and 2008

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$(1,821)	$3,941	$(5,762)
Investment Securities	312	539	(227)
Federal funds sold and securities purchased under resale agreements	(202)	185	(387)

Total interest-earning assets	$(1,711)	$4,665	$(6,376)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$(302)	$113	$(415)
Money market accounts	(749)	222	(971)
Savings accounts	28	35	(7)
Certificates of deposit	(657)	871	(1,528)
Federal funds purchased and repos	(166)	(46)	(120)
Other borrowings	(492)	(194)	(298)

Total interest-bearing liabilities	$(2,338)	$1,001	$(3,339)

Net interest spread	$627	$3,664	$(3,037)

Changes in interest earnings for the years ended December 31, 2008 and 2007 were as follows:

(Dollars in thousands)	Years ended December 31, 2008 and 2007

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$5,619	$11,324	$(5,705)
Investment Securities	142	10	132
Federal funds sold and securities purchased under resale agreements	(210)	44	(254)

Total interest-earning assets	$5,551	$11,378	$(5,827)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$(186)	$175	$(361)
Money market accounts	(624)	808	(1,432)
Savings accounts	59	38	21
Certificates of deposit	1,683	3,179	(1,496)
Federal funds purchased and repos	(575)	16	(591)
Other borrowings	(247)	577	(824)

Total interest-bearing liabilities	$110	$4,793	$(4,683)

Net interest spread	$5,441	$6,585	$(1,144)

          Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2009, the provision for loan losses was $13.2 million as compared to $1.9 million for 2008. The primary reason for the increase was due to continuing deterioration of market conditions which resulted in an increase in classified loans, reduced appraisal valuations, increased non-performing loans, and an increase in charge-offs during the year. For the year ended December 31, 2008, the provision for loan losses was $1.9 million as compared to $145,000 for the year ended December 31, 2007. The primary reason for the increase was due to deterioration of market conditions, which resulted in an increase in non-performing loans, and an increase in charge-offs during the year. As of December 31, 2009 and 2008, the allowance for loan losses was 1.95% and 1.19%, respectively, of total loans. As of December 31, 2009 and 2008, the allowance for loan losses to non-accrual loans was 69.0% and 68.0%, respectively.

          Non-Interest Income

Following is a schedule of non-interest income for the years ended December 31, 2009, 2008, and 2007:

(Dollars in thousands)	Year ended December 31,

	2009	2008	2007

Service charges fees on deposit accounts	$1,418	$1,262	$573
Loss on sale of OREO	(64)	—	—
Net gain on sale of securities	596	119	—
Net gain on sale and fee referrals of government guaranteed loans	—	17	371
Net gain on sale of residential real estate loans	98	109	491
Increase in cash surrender value of company owned life insurance	156	178	177
Gain on acquisition	23,292	—	—
Other	223	352	299

	$25,719	$2,037	$1,911

Non-interest income increased to $25.7 million for the year ended December 31, 2009 from $2 million in 2008. The increase of $23.7 million was mainly the result of a one-time recorded gain on acquisition of $23.3 million due to the Republic Acquisition.

Service charges and fees on deposit accounts have increased by $156,000 or 12.4% for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase was primarily due to the increase in average deposits of 18.6% in 2009 as compared to 2008 due primarily from the full year of deposits from the Equitable Merger and Citrus Acquisition.

We have experienced an overall slow down in the origination of residential loans for sale since 2007 resulting in a decrease in net gain on sales of residential loans from $491,000 in the year ended December 31, 2007 to $98,000 for the year ended December 31, 2009. The slow down has been primarily a result of the overall slow down in home sales in South Florida. We have reduced the staff originating residential loans from seven in 2007 to two employees as of December 31, 2009.

Service charges and fees on deposit accounts increased by $684,000 or 120.2% for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase was primarily due to the increase in deposits resulting from the Equitable Merger and Citrus Acquisition. Gain on sale of residential loans decreased by $382,000 or 77.8% for the year ended December 31, 2008, when compared to the year ended December 31, 2007. This decrease was primarily due to the slowdown of the economy in 2008.

During the year ended December 31, 2009, we sold approximately $32.1 million of securities resulting in a net gain of $596,000 as compared to 2008 where we sold $7.1 million of securities for a net gain of $119,000.

Other non-interest income decreased by $129,000 to $223,000 at December 31, 2009, primarily due to a reduction in prepayment penalty income on loans during 2009.

As we discussed in the section “Lending Activity” in Item 1 above, we generally sell the guaranteed portions of SBA loans we originate. Gain on sales of loans represents the portion of the gain on such sales that is recognizable under generally accepted accounting principles. Included in other fee income is loan servicing fee income on the portion of SBA loans sold. The amount recognized as income is directly related to the balances of loans outstanding serviced by us. In addition, we sell most of our first mortgage residential loans, servicing released.

          Non-Interest Expenses

Following is a schedule of non-interest expense for years ended December 31, 2009, 2008 and 2007:

(Dollars in thousands)	Year ended December 31,

	2009	2008	2007

Salaries and employee benefits	$9,808	$10,540	$9,281
Occupancy expense	6,113	5,634	4,007
Data Processing	1,858	1,684	1,167
Telephone	557	531	412
Advertising	78	119	167
Stationary and supplies	224	294	233
Amortization of intangibles	313	250	96
FDIC assessment	1,140	327	135
Professional fees	1,134	278	207
Acquisition related expenses	2,711	1,395	—
Impairment losses recognized in earnings	120	130	—
Other	2,112	1,722	1,284

	$26,168	$22,904	$16,989

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2009, non-interest expense increased to $26.2 million compared to $22.9 million for the year ended December 31, 2008, an increase of $3.3 million or 14.3%.

Salary and employee benefit costs were $9.8 million in 2009 or $732,000 less than 2008. The decrease is primarily due to approximately 24 employees that were acquired in the Equitable Merger and Citrus Acquisition and worked for us a portion of 2008 and were terminated after the conversion and integration of the entities.

As part of the Republic Acquisition on December 11, 2009, we added 85 employees. Of these 85 employees, we anticipate 35 positions being eliminated by June 30, 2010. In addition, we anticipate expensing in the first half of 2010 approximately $700,000 in stay bonuses and severance to certain staff who stay through the conversion and integration of Republic.

Occupancy expenses were $6.1 million in 2009 or an increase of $479,000 compared to 2008. The increase was primarily a result of a full year of occupancy costs related to the locations added from the Equitable Merger and the Citrus Acquisition in 2008.

As part of the Republic Acquisition we added four new banking centers. By March 11, 2010, we may request that the FDIC repudiate the leases on these banking centers. As of the date of the Form 10-K, we have not requested the FDIC to repudiate. We will continue to pay rent on these spaces under the current leases entered into by Republic until we either vacate the space after the repudiation, or negotiate a new lease for the existing space or identify an alternative site for the branch facility.

Data processing costs were $1.86 million or an increase of $174,000 compared to 2008, primarily as a result of the full year of costs related to the increased loans and deposits serviced from the Equitable Merger and Citrus Acquisition.

Professional fees were $1.13 million, or an increase of $856,000 compared to 2008 primarily as a result of collection efforts from the increase in non-performing loans, classified assets and charge-offs during 2009.

The FDIC assessment increased due to the increase in deposits during the year as well as a special assessment of $293,000 in 2009 that the FDIC assessed on all financial institutions. In addition, our assessment rates which also include those for participating in the FDIC transactions account guarantee program, increased from 6.25 to 14.50 basis points during the year.

Acquisition related costs of $2.7 million in 2009 related primarily to integration, legal and valuation expenses for the Republic Acquisition, the termination of leases related to excess space and one-time compensation related costs.

Other non-interest expense of $2.1 million in 2009 increased $390,000 compared to 2008 primarily due to the full year of operations in 2009 from the Equitable Merger and Citrus Acquisition.

During the year ended December 31, 2008, non-interest expense increased to $22.9 million compared to $17.0 million for the year ended December 31, 2007, an increase of $5.9 million or 34.8%. Merger related expenses accounted for approximately $1.4 million of the increase. These expenses included the estimated current period costs related to the closing of three offices, bonuses related to the Equitable Merger and miscellaneous other costs.

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

During the year ended December 31, 2008, we converted the Equitable data processing system into ours. Approximately $200,000 in personnel and data processing relating costs were incurred during the year ended December 31, 2008 related to operating the two different systems for part of the period.

          Income Tax Expense (Benefit)

During the year ended December 31, 2009, we recognized an income tax expense of $2.88 million due to pre-tax earnings of $7.06 million.

In the year ended December 31, 2008, we recognized an income tax benefit of $752,000 due to the pre-tax loss of $2.1 million. We recognized an income tax benefit of $3.4 million for the year ended December 31, 2007 due to the reversal of a valuation allowance related to deferred tax assets which management determined that the benefits will be utilized prior to expiration.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net increase in cash and cash equivalents of $116.1 million from December 31, 2008 to December 31, 2009, and during 2009 we experienced net cash transferred from acquisitions of $183 million and an overall increase in deposits of $16.9 million.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us. Cash and due from bank balances of $135.2 million, and unpledged securities in the amount of $47.6 million

At December 31, 2009, we had borrowings from the FHLB of $5.0 million. At December 31, 2009, we had commitments to originate loans totaling $71.4 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2009 totaled $274.5 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2009, we had short-term lines available from correspondent banks totaling $26.0 million, FRB discount window availability of $42.8 million and borrowing capacity from the FHLB of $61.9 million based on collateral pledged, for a total credit available of $130.7 million. In addition, being “well capitalized,” the Bank can access the wholesale deposits for approximately $201.6 million based on current policy limits.

          Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Year ended December 31,

	2009	2008

Balance at beginning of period	$98,870	$54,498
Issuance of preferred stock	9,829	4,524
Redemption of preferred stock	(15,095)	—
Issuance of common stock – merger	—	28,415
Sale/(repurchase) of common stock	74,925	(12,145)
Exercise of options	—	—
Stock based compensation expense	543	341
Net income (loss)	4,720	(1,359)
Dividends earned	(774)	(206)
Change in unrealized gains (losses) on available for sale securities	(724)	512

Balance at end of period	$172,294	$98,870

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2009, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 16.91%, a Tier 1 risk-based capital ratio of 14.67%, and a Tier 1 leverage ratio of 10.70%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s regulatory Capital Ratios for the respective periods:

	Well Capitalized Regulatory Requirement
		December 31,

		2009		2008

Total capital to risk-weighted assets	10.00%	25.76%		11.69%
Tier I capital to risk-weighted assets	6.00%	23.54%		9.46%
Tier I capital to total average assets	5.00%	17.33%	(a)	8.15%

(a)  Tier 1 capital to year end assets is 12.72%

On March 13, 2009, we issued 10,000 shares of Series C (“Series C Preferred”) and 500 shares of Series D (“Series D Preferred”) non voting cumulative perpetual preferred stock to the United States Department of the Treasury under the Emergency Economic Stabilization Act. The Series C Preferred were issued at $1,000 per share while the Series D Preferred issued for $0.01 per share. The total proceeds, net of issuance costs of approximately $125,000 was approximately $9.9 million. Both the Series C Preferred and the Series D Preferred were redeemable for $1000 per share or a total of $10.5 million. The Series C Preferred paid cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred pay cumulative dividends at 9% per annum and could not be redeemed until the Series C Preferred were redeemed. The Series C Preferred and Series D Preferred also provide for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

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

During 2009, we issued 16,100,000 shares of common stock and raised net proceeds of approximately $74.9 million in an initial public offering of our stock. A portion of the proceeds of this offering was used to redeem all the Series C Preferred, Series D Preferred and Series B Preferred outstanding.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2009, we had $61.6 million in commitments to originate loans and $3.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, certain assets of Citrus on August 15, 2008, and certain assets of Republic on December 11, 2009. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2009, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Notes 1 and 6 of the notes to the consolidated financial statements.

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

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for smaller reporting companies

Item 7.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st United Bancorp, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
February 18, 2010

1ST UNITED BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	2009	2008

ASSETS
Cash and due from financial institutions	$134,504	$14,574
Federal funds sold	737	4,528

Cash and cash equivalents	135,241	19,102
Time deposits in other financial institutions	75	75
Securities available for sale	88,843	35,075
Loans held for sale	151	1,200
Loans, net of allowance of $13,282 and $5,799 at year end 2009 and 2008	667,694	480,448
Nonmarketable equity securities	10,233	6,001
Premises and equipment, net	9,228	10,340
Other Real Estate Owned	635	—
Company-owned life insurance	4,566	4,462
FDIC loss share receivable	32,900	—
Goodwill	45,008	45,008
Core deposit intangible	3,045	2,110
Accrued interest receivable and other assets	17,948	14,000

	$1,015,567	$617,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$194,185	$100,785
Interest bearing	608,623	335,484

Total deposits	802,808	436,269
Federal funds purchased and repurchase agreements	22,343	18,129
Federal Home Loan Bank advances	5,000	56,013
Other borrowings	5,091	5,250
Accrued interest payable and other liabilities	8,031	3,290

Total liabilities	843,273	518,951

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized and undesignated as of December 31, 2009; no shares issued or outstanding	—	—
Series A preferred stock – no par; 750,000 shares authorized; 459,503 shares issued and outstanding at December 31, 2008	—	4,595
Common stock – $0.01 par value; 60,000,000 shares authorized; 24,781,660 and 8,670,231 issued and outstanding at year end 2009 and 2008, respectively	248	87
Additional paid-in capital	180,888	105,581
Accumulated deficit	(8,887)	(12,162)
Accumulated other comprehensive income	45	769

Total shareholders’ equity	172,294	98,870

	$1,015,567	$617,821

See accompanying notes to the consolidated financial statements

57

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands, except per share data)

	Year ended December 31,

	2009	2008	2007

Interest and dividend income
Loans, including fees	$26,196	$28,017	$22,398
Securities	2,118	1,806	1,664
Federal funds sold and other	225	427	637

	28,539	30,250	24,699
Interest expense
Deposits	6,510	8,190	7,258
Federal funds purchased and repurchase agreements	38	204	779
Federal Home Loan Bank advances	375	943	1,437
Other borrowings	323	247	—

Total interest expense	7,246	9,584	9,474

Net interest income	21,293	20,666	15,225

Provision for loan losses	13,240	1,910	145

Net interest income after provision for loan losses	8,053	18,756	15,080

Non-interest income
Service charges on deposit accounts	1,418	1,262	573
Loss on sale of OREO	(64)	—	—
Net gain on sales of securities	596	119	—
Net gain on sales and fees from referrals of government guaranteed loans	—	17	371
Net gain on sales of residential real estate loans	98	109	491
Gain on acquisition	23,292	—	—
Increase in cash surrender value of company-owned life insurance	156	178	177
Other	223	352	299

Total noninterest income	25,719	2,037	1,911
Non-interest expense
Salaries and employee benefits	9,808	10,540	9,281
Occupancy and equipment	6,113	5,634	4,007
Data processing	1,858	1,684	1,167
Telephone	557	531	412
Stationery and supplies	224	294	233
Amortization of intangibles	313	250	96
Professional fees	1,134	278	207
Advertising	78	119	167
Acquisition related expenses	2,711	1,395	—
FDIC assessment	1,140	327	135
Other-than-temporary loss:
Total impairment loss	120	130	—
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	120	130	—
Other	2,112	1,722	1,284

Total non-interest expense	26,168	22,904	16,989

Income (loss) before income taxes	7,604	(2,111)	2
Income tax expense (benefit)	2,884	(752)	(3,391)

Net income (loss)	$4,720	$(1,359)	$3,393
Preferred stock dividends earned	(774)	(368)	—

Net income (loss) available to common shareholders	$3,946	$(1,727)	$3,393

Basic earnings (loss) per share	$0.30	$(0.25)	$0.72
Diluted earnings (loss) per share	$0.30	$(0.25)	$0.71

See accompanying notes to the consolidated financial statements

58

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock

Balance at January 1, 2007	—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income
Exercise of stock options
Stock-based compensation expense
Repurchase and retirement of stock

Balance at December 31, 2007
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Stock-based compensation expense
Issuance of common stock, Equitable merger, net of issuance cost of $503
Issuance of common stock, Citrus acquisition, net of issuance cost of $37
Issuance of preferred stock, net of issuance cost of $71	660,000	$6,529
Issuance of common stock Rights Offering, net of issuance cost of $253
Repurchase and retirement of preferred stock	(200,497)	(2,005)
Dividends paid on preferred stock		71

Balance, December 31, 2008	459,503	$4,595
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income
Dividends declared on preferred stock						$730
Stock-based compensation expense
Restricted stock grants
Issuance of common stock, net of cost $5,575
Exchange of Series A and B preferred stock	(459,503)	(4,595)	459,503	$4,595
Issuance of Series C preferred stock – net of issuance costs of $171					10,000	9,270
Issuance of Series D preferred stock							500
Redemption of preferred stock			(459,503)	(4,595)	(10,000)	(10,000)	(500)

Balance December 31, 2009	—	$—	—	$—	—	$—	—

	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2007		4,722,317	$47	$65,109	$(13,919)	(325)	$50,912
Comprehensive income:
Net income (loss)					3,393		3,393
Change in net unrealized gain (loss) on securities available for sale						582	582

Total comprehensive income							3,975
Exercise of stock options		4,151		51			51
Stock-based compensation expense				34			34
Repurchase and retirement of stock		(32,703)	—	(474)			(474)

Balance at December 31, 2007		4,693,765	$47	$64,720	$(10,526)	257	$54,498
Comprehensive income:
Net income (loss)					(1,359)		(1,359)
Change in net unrealized gain (loss) on securities available for sale						512	512

Total comprehensive income (loss)							(847)
Stock-based compensation expense				341			341
Issuance of common stock, Equitable merger, net of issuance cost of $503		1,928,610	19	27,478			27,497
Issuance of common stock, Citrus acquisition, net of issuance cost of $37		136,364	2	916			918
Issuance of preferred stock, net of issuance cost of $71							6,529
Issuance of common stock Rights Offering, net of issuance cost of $253		1,603,675	16	10,124			10,140
Repurchase and retirement of preferred stock		307,817	3	2,002			—
Dividends paid on preferred stock					(277)		(206)

Balance, December 31, 2008		8,670,231	$87	$105,581	$(12,162)	769	$98,870
Comprehensive income:
Net income (loss)					4,720		4,720
Change in net unrealized gain (loss) on securities available for sale						(724)	(724)

Total comprehensive income							3,996
Dividends declared on preferred stock	$(59)				(1,445)		(774)
Stock-based compensation expense				543			543
Restricted stock grants		11,429	—	—
Issuance of common stock, net of cost $5,575		16,100,000	161	74,764			74,925
Exchange of Series A and B preferred stock							—
Issuance of Series C preferred stock – net of issuance costs of $171							9,270
Issuance of Series D preferred stock	559						559
Redemption of preferred stock	(500)						15,095

Balance December 31, 2009	$—	22,781,660	$248	$180,888	$(8,887)	$45	$172,294

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands, except per share data)

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$4,720	$(1,359)	$3,393
Adjustments to reconcile net income (loss) to net cash from operating activities Provision for loan losses	13,240	1,910	145
Depreciation and amortization	2,021	1,784	1,306
Net amortization of securities	225	23	(17)
Impairment of available-for-sale securities	120	130	—
Increase in cash surrender value of company-owned life insurance	(156)	(178)	(177)
Stock-based compensation	543	341	34
Net (gain) loss on sale of securities	(596)	(119)	—
Net (gain) loss on foreclosed assets	64	—	—
Net (gain) loss on premises and equipment	4	—	(17)
Net gain on sales of loans held for sale	(98)	(109)	(711)
Gain on acquisition	(23,292)	—	—
Loans originated for sale	(6,211)	(7,723)	(34,357)
Proceeds from sales of loans held for sale	7,509	8,937	36,589
Net change in:
Deferred income taxes	1,290	4,118	(3,391)
Deferred loan fees	188	(18)	(13)
Other assets	(1,875)	(7,204)	(844)
Accrued expenses and other liabilities	2,365	(318)	(295)

Net cash from operating activities	61	215	1,645
Cash flows from investing activities
Proceeds from sales/calls of securities	32,106	17,517	1,000
Proceeds from security maturities, calls and prepayments	10,571	7,755	10,510
Purchases of securities	(63,717)	(20,458)	(13,435)
Loan originations and payments, net	(5,208)	(20,601)	(36,128)
Proceeds from sale of government guaranteed and other non residential loans	—	5,158	4797
Proceeds from sale of other real estate owned	2,246
Purchase of nonmarketable equity securities, net	1,034	(2,021)	(239)
Cash transferred in connection with acquisitions	183,025	41,444	—
Additions to premises and equipment, net	(303)	(961)	(1,838)
Proceeds from surrender of company-owned life insurance	2,252	—	—
Purchase of company-owned life insurance	(2,200)	—	—

Net cash from investing activities	159,806	27,833	(35,333)
Cash flows from financing activities
Net increase/decrease in deposits	16,892	(59,462)	32,025
Net change in federal funds purchased and repurchase agreements	490	(17,833)	5,774
Net change in short-term Federal Home Loan Bank advances	(129,581)	18,798	2,500
Net change in other borrowings	(414)	1,187	—
Proceeds from exercise of stock options	—	—	51
Repurchase and retirement of preferred stock	(15,095)	—	(474)
Issuance of preferred stock	9,829	6,529	—
Issuance of common stock	74,925	10,140	—
Dividends paid	(774)	(206)

Net cash from financing activities	(43,728)	(40,847)	39,876

Net change in cash and cash equivalents	116,139	(12,799)	6,188
Beginning cash and cash equivalents	19,102	31,901	25,713

Ending cash and cash equivalents	$135,241	$19,102	$31,901

Supplemental cash flow information:
Interest paid	$6,877	$9,290	$9,635
Income taxes paid	—	—	20

Supplemental disclosures of noncash activities:
Series A preferred stock converted to common stock	$365	$2,005	$—
Transfer of loans to foreclosed assets	2,945	—	—
Transfer of loans held for sale to portfolio	—	—	883
Transfer of loans to held for sale portfolio	151	1,200	—
Issuance of common stock pursuant to acquisitions	—	28,415	—

See accompanying notes to the consolidated financial statements

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, five offices in Miami-Dade County and one each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets for non-performing loans transferred from 1st United for disposal and resolution. At December 31, 2009, EEL held $5.2 million in non-performing loans.

Subsequent Events: The Company has evaluated subsequent events for recognition or disclosure through February 18, 2010, which is the date that the Company’s financial statements were issued.

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

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, or if it is more likely than not the Company will have to sell the security before recovery of its cost basis, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Palm Beach, Broward and Miami-Dade Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers other classified loans and non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless they are considered troubled debt restructurings.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. This new guidance had no impact on the Company’s results of operations or financial position at the date of adoption; however, it did impact the accounting for the Republic Federal Bank Acquisition (Note 2) and will impact the accounting for future acquisitions.

In December 2007, the FASB issued SFAS No. 160,Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10). ASC 810-10 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. ASC 810-10 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the results of operations or financial position.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

In April 2009, the FASB issued ACS 825-10-65,Interim Disclosures about Fair Value of Financial Instruments. This standard amends FASB Statement No. 107,Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 18.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (ASC 855-10). Under ASC 855-10, the effects of events that occur subsequent to the balance-sheet date should be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The adoption of this standard on June 30, 2009 did not have a material impact on the results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. The adoption of this standard on January 1, 2009 did not have a material impact on the results of operations or financial position.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

Recently Issued and Not Yet Effective Accounting Standards:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s results of operations or financial position.

NOTE 2 –ACQUISITIONS

Republic Federal Bank Acquisition

On December 11, 2009, the Company announced that 1st United, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain of the assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC.

Republic operated four banking centers in Miami-Dade County, Florida, which immediately became banking centers of 1st United.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (continued)

The acquired loans are covered by two loss share agreements (the “Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United significant loss protection. Under the Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Loss Share Agreements.

1st United received a $34.2 million net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. The Company recorded an estimated receivable from the FDIC in the amount of $32.9 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $23.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

The following summarizes the fair value of the assets and liabilities acquired on December 11, 2009:

December 11, 2009

Cash and cash equivalents	$25,026
Securities	33,637
Federal Reserve Bank and Federal Home Loan Bank Stock	5,266
Loans	198,562
Core deposit intangible	1,248
FDIC Loss Share Receivable	32,900
Other assets	3,223

TOTAL ASSETS ACQUIRED	$299,862

Deposits	$349,647
Repurchase agreements	3,724
Federal Home Loan Bank Advances	78,823
Other	2,376

TOTAL LIABILITIES ASSUMED	$434,570

Excess of liabilities over assets acquired	(134,708)
Cash received from FDIC	158,000

RECORDED GAIN ON ACQUISITION	$23,292

1st United did not immediately acquire the furniture or equipment of Republic as part of the acquisition. However, 1st United has the option to purchase the furniture and equipment from the FDIC. The term of this option expires March 11, 2010. 1st United has until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will be assumed. As of the date of these financial statements, the Company has not determined whether it will request the FDIC to repudiate the leases. Each of the four banking centers is leased.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (continued)

The rent commitments under these banking facilities leases prior to the potential repudiation are as follows:

2010	$657
2011	500
2012	448
2013	245
2014	245
Thereafter	766

$2,861

The Federal Home Loan Bank (FHLB) advances to Republic were repaid prior to December 31, 2009.

The operating results of 1st United for the twelve month period ended December 31, 2009, include the operating results of the acquired assets and assumed liabilities since the acquisition date of December 11, 2009. Due primarily to the significant amount of fair value adjustments and the Loss Share Agreements now in place, historical results of Republic are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

Citrus Acquisition

On August 15, 2008, the Company completed the assumption and acquisition of the banking center network, substantially all of the deposits, and selected loans of Citrus Bank, N.A. (the “Citrus Acquisition”), headquartered in Vero Beach, Florida. The total purchase price included $1,500 of contingent consideration paid equally ($750 per year) over the next two years subject to the retention of certain deposits acquired. The Company was not required to pay the $750 that was potentially due in 2009.

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2009
U.S. Government and federal agency	$12,490	$7	$(80)	$12,417
Mortgage-backed: residential	74,292	648	(502)	74,438
Corporate	—	—	—	—
Municipal securities	1,988	—	—	1,988

	$88,770	$655	$(582)	$88,843

2008
U.S. Government and federal agency	$17,965	$835	$—	$18,800
Mortgage-backed: residential	15,756	406	(7)	16,155
Corporate	120	—	—	120

	$33,841	$1,241	$(7)	$35,075

At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The Company sold $32,106 of available for sale securities in 2009 which resulted in a gross gains of $630 and gross losses of $34, most of which were callable agency securities. The Company sold $7,100 of available for sale securities in 2008 which resulted in gross gains of $124 and gross losses of $5, most of which were callable agency securities. No available for sale securities were sold in 2007.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at year end 2009 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	6,879	6,832
Due after ten years	7,599	7,573
Mortgage-backed	74,292	74,438

	$88,770	$88,843

Securities at year end 2009 and 2008 with a carrying amount of $41,233 and $29,773 were pledged to secure public deposits and repurchase agreements.

Gross unrealized losses at year end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2009
U.S. Government and federal agency	$6,806	$(80)	$—	$—	$6,806	$(80)
Mortgage-backed	39,319	(502)	—	—	39,319	(502)

	$46,125	$(582)	$—	$—	$46,125	$(582)

2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Mortgage-backed	169	(5)	606	(2)	775	(7)

	$169	$(5)	$606	$(2)	$775	$(7)

Unrealized losses on mortgage-backed securities have not been recognized into income because the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

For the year ended December 31, 2009, the Company recognized a $120 loss associated with the other-than-temporary decline in the value of a corporate obligation. The Company recorded the impairment as a result of lack of marketability and weakening financial conditions of the issuer. Subsequent to the impairment charge, the subsidiary bank of the issuer was closed by the FDIC. Consequently, all of the loss was considered credit related by the Company.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

The table below presents a rollforward of the credit losses recognized in earnings for the period ended December 31, 2009:

Beginning balance, January 1, 2009	$130
Amounts related to credit loss for which an other –than-temporary impairment was not previously recognized	—
Additions / Subtractions	—
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	120

Ending balance, December 31, 2009	$250

NOTE 4 - LOANS

Loans at year end were as follows:

	2009

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	2008

Commercial	$37,444	$79,905	$117,349	$90,968
Real estate:
Residential	90,808	114,941	205,749	100,571
Commercial	64,244	225,770	290,014	203,734
Construction	1,108	54,581	55,689	83,161
Consumer and other	432	11,607	12,039	7,865

	$194,036	$486,804	680,840	486,299

Add (deduct):
Unearned income and net deferred loan (fees) costs			136	(52)
Allowance for loan losses			(13,282)	(5,799)

			$667,694	$480,448

At December 31, 2009, the Company had approximately $194,000 in outstanding loans covered by Loss Share Agreements.

Included in commercial and commercial real estate loans above are loans originated through government guaranteed lending programs totaling $5,895 and $8,282 at year end 2009 and 2008, respectively. Of these amounts, $4,865 and $7,222 at year end 2009 and 2008, respectively, represent unguaranteed portions retained by the Company.

Activity in the allowance for loan losses was as follows:

	2009	2008	2007

Beginning balance	$5,799	$2,070	$2,149
Provision for loan losses	13,240	1,910	145
Effect of merger or acquisition	—	2,731	—
Loans charged-off	(5,788)	(915)	(502)
Recoveries	31	3	278

Ending balance	$13,282	$5,799	$2,070

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 4 – LOANS (Continued)

Impaired loans were as follows:

		2009	2008

Year end loans with no allocated allowance for loan losses		$5,900	$6,740
Year end loans with allocated allowance for loan losses		11,100	7,113

		$17,000	$13,853

Amount of the allowance for loan losses allocated		$2,611	$1,522

	2009	2008	2007

Average of impaired loans during the year	$19,960	$14,288	$1,270
Interest income recognized during impairment	551	373	172
Cash-basis interest income recognized	302	160	107

Nonperforming loans were as follows:

	2009	2008

Loans past due over 90 days still on accrual	$54	$2,059
Nonaccrual loans	19,297	8,549

Loans past due 90 days still on accrual at December 31, 2009 include one loan with a principal balance of $54, which was brought current after December 31, 2009. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

The Company has allocated $316 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company has purchased loans as part of its acquisitions of Republic in 2009 and Equitable and Citrus in 2008, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at year end was as follows.

	2009	2008	2007

Commercial	$849	$—	$—
Real estate	47,811	22,288	—
Consumer	41	—	—

Outstanding balance	$48,701	$22,288	$—

Carrying amount, net of allowance of $0, $0 and $0	$26,058	$15,121	$—

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $2,571, $0 and $0 during 2009, 2008 and 2007, respectively. No allowances for loan losses were reversed during 2009, 2008 or 2007.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 4 – LOANS (Continued)

Loans purchased during the year for which it was probable at acquisition that all contractually required payments would not be collected were as follows.

	2009	2008	2007

Contractually required payments receivable of loans purchased during the year:
Commercial	$338	$—	$—
Real estate	55,532	25,275	—
Consumer	55	—	—

	$55,925	$25,275	$—

Cash flows expected to be collected at acquisition	$23,086	$19,996	$—
Fair value of acquired loans at acquisition	19,849	$18,236	$—

Accretable yield, or income expected to be collected, was as follows.

Balance at January 1, 2007	$—
New loans purchased	—
Accretion of income	—
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2007	—
New loans purchased	1,760
Accretion of income	(1,150)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2008	610
New loans purchased	3,234
Accretion of income	(809)
Reclassifications from nonaccretable difference	199
Disposals	—

Balance at December 31, 2009	$3,234

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were as follows.

	2009	2008	2007

Loans purchased during the year	$4,033	—	—
Loans at end of year	4,033	—	—

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 5 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows.

	2009	2008

Land	$278	$278
Buildings	4,000	4,000
Leasehold improvements	5,681	5,511
Furniture, fixtures and equipment	4,727	4,465

	14,686	14,254

Less accumulated depreciation	(5,458)	(3,914)

Premises and equipment, net	$9,228	$10,340

Depreciation expense was $1,411, $1,078, and $1,333 for 2009, 2008, and 2007, respectively.

The Company leases several of its office facilities under operating leases, one of which is collateralized by a letter of credit on which a $75 time deposit is pledged. Rent expense was $2,862, $2,647, and $1,789 for the years ended 2009, 2008, and 2007, respectively.

Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that generally are present.

2010	$2,828
2011	2,763
2012	2,824
2013	2,619
2014	2,594
Thereafter	3,581

$17,209

NOTE 6 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in balance for goodwill during the year was as follows:

	2009	2008	2007

Beginning of year	$45,008	$4,553	$4,553
Effect of acquisitions	—	40,455	—
Impairment	—	—	—

End of year	$45,008	$45,008	$4,553

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. The first step includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company’s annual impairment analysis as of December 31, 2009, indicated that the fair value of the reporting unit exceeded its carrying amount. Consequently, the second step to the impairment test was not necessary.

The amount of goodwill remaining to be deducted for tax purposes was $5,290, $5,190, and $3,016 for the years ended December 31, 2009, 2008 and 2007, respectively.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 6 - GOODWILL AND CORE DEPOSIT INTANGIBLE (continued)

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of year end:

	2009		2008

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$4,080	$(1,035)	$2,832	$(722)

Amortization expense was $313, $250, and $96 for 2009, 2008, and 2007, respectively.

Estimated amortization expense for each of the next five years was as follows.

2010	$433
2011	393
2012	370
2013	353
2014 and after	1,496

$3,045

NOTE 7 - DEPOSITS

Time deposits of $100 or more were $212,666 and $88,392 at year end 2009 and 2008, respectively.

Scheduled maturities of time deposits for the next five years were as follows.

2010	$274,525
2011	36,146
2012	5,036
2013	1,394
2014 and after	412

$317,513

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank. This credit line is collateralized by $86,645 of residential first mortgage and commercial real estate loans under a blanket lien arrangement.

At year end 2009, advances consisted of a $5,000 convertible advance at a rate of 4.6% maturing on January 11, 2012. At year end 2008, advances consisted of an overnight advance of $45,000 maturing daily, at a daily variable interest rate of .46%, a $5,000 convertible advance at a rate of 4.6% maturing on January 11, 2012, and a fixed rate advance of $6,000 at a rate of 2.78% maturing on February 26, 2009.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 9 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Employee benefit expense related to this plan was $49, $164, and $140 for 2009, 2008 and 2007, respectively.

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, cash bonuses and supplemental retirement benefits, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $169, $244, and $285 and for 2009, 2008 and 2007, respectively.

Each of the agreements also provide for the granting of stock options in an amount equal to 3.33% of the issued and outstanding common stock of the Company from time to time (not including any common stock outstanding as a result of the exercise by the executives of options granted). As of December 31, 2009 and 2008, 2,484,321 and 874,323 stock options were granted under the terms of the employment agreements.

In addition, the Company has entered into an employment agreement with an executive, having an effective date of December 22, 2009, for a one-year term which provides a base salary and cash bonus.

NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows:

	2009	2008	2007

Current	$—	$—	$—
Deferred	2,884	(752)	(7)
Change in valuation allowance	—	—	(3,384)

Total	$2,884	$(752)	$(3,391)

Year end deferred tax assets and liabilities were due to the following:

	2009	2008

Deferred tax assets:
Net operating loss and credit carryforward	$6,293	$6,534
Allowance for loan losses	4,447	2,087
Accrued expenses	825	508
Depreciation	430	—
Deferred compensation	571	321
Other	—	238

	12,566	9,688
Deferred tax liabilities:
Deferred gain	(8,296)	—
Depreciation	—	(26)
Tax deductible goodwill and other intangibles	(1,996)	(1,716)
Prepaid expenses	(118)	(108)
Net unrealized gain on securities available for sale	(27)	(464)
Other	(217)	—

	(10,654)	2,084

Net deferred tax asset	$1,912	$7,374

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 10 - INCOME TAXES (Continued)

Approximately half of the deferred tax liability related to the gain on the Republic transaction will reverse ratably over six years. The remainder will be realized as the applicable assets are sold or mature.

The deferred income tax asset recorded in connection with the acquisition of Equitable Financial Group, Inc. has been reduced by $3,015, with a corresponding increase in income taxes receivable, as the result of the enactment of American Recovery and Reinvestment Act of 2009 which allowed the Company to carryback additional pre-acquisition net operating loses incurred by Equitable to 2003 and 2004. This purchase accounting adjustment did not impact the results of operations or the financial position of the Company.

At December 31, 2007, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that the deferred tax assets will be realized before their expiration. As a result, the Company reversed the valuation allowance on its deferred tax assets at December 31, 2007, resulting in a $3,384 income tax benefit. Based on similar analyses at December 31, 2009 and December 31, 2008, the Company has determined that the realization of the deferred tax assets continue to be more likely than not and no valuation allowance was recorded for either of these years.

At year end 2009, the Company has Federal and State net operating loss carryforwards of approximately $14,415 and $31,651, respectively, which begin to expire in 2023. It is anticipated that these carryforwards, both Federal and State, will be utilized prior to their expiration based on the Company’s current five-year projections. Due to the issuance of additional stock in September of 2009, the Company has likely undergone a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership will result in a limitation of the amount of net operating losses that can be utilized by the Company, annually. However, it is not anticipated such annual limitations will materially impact the Company.

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2009	2008	2007

Federal statutory rate times financial statement income	$2,585	$(718)	$1
Effect of:
State Taxes	276	(77)	—
Earnings from company owned life insurance	36	(67)	(60)
Incentive stock option expense	44	73	—
Change in valuation allowance	—	—	(3,384)
Other, net	(57)	(37)	52

Total	$2,884	$(752)	$(3,391)

The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2006, except to the extent net operating losses are carried back to earlier years. Equitable which was merged into the Company in 2008, is currently under audit by the IRS for the pre-merger taxable years ended December 31, 2006, December 31, 2007 and February 29, 2008. Since the audit commenced in early 2010, it is too early to determine what, if any, changes the examining agent may propose.

However, the Company anticipates that such changes, if any, will not have a significant impact on its results of operations or financial position.

There were no significant unrecognized tax benefits at December 31, 2009, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 11 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2009 and 2008 were as follows

	Year ended December 31,
	2009	2008

Beginning balance	$11,609	$12,860
New loans	406	126
Repayments	(816)	(1,377)

Ending balance	$11,199	$11,609

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $20,461 and $18,471, respectively.

Additionally, the Company paid $252, $248 and $369, in 2009, 2008 and 2007, respectively to various entities owned by directors of the Company for architectural design services and furniture related to its office facilities, and insurance services. The Company entered into a five-year lease that commenced in 2006 on a property owned by a director, for which it made payments of $158, $150 and $162 in 2009, 2008 and 2007, respectively. Lastly, the Company sold $4,040 in loans at its carrying value to one of its Directors during 2008.

NOTE 12 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At December 31, 2009 and December 31, 2008, 62,712 and 115,400 shares, respectively, had been issued and no options were available to be issued under the plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2009, 190,500 awards have been issued under the 2008 Incentive Plan. No awards were issued in 2008 under the 2008 Incentive Plan. Up to an additional 1,052,012 awards may be issued under the 2008 Incentive Plan.

During 2009, the Company implemented a plan to allow non-executive employees, at the employees’ option, to exchange 45,000 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 per share for 45,000 stock options to be issued under the 2008 Incentive Plan with an exercise price of $7.20, but with new vesting periods, which would commence on the grant date of the new options. All 45,000 shares have been exchanged as of December 31, 2009.

Additionally, 2,484,321 and 874,323 options to purchase the Company’s common stock were outstanding at December 31, 2009 and December 31, 2008, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2009 and 2008, 62,000 options were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for these plans and agreements were $543, $341, and $34, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 12 – STOCK-BASED COMPENSATION (continued)

The fair value of options granted during 2009 and 2008 was determined using the following weighted-average assumptions as of grant date.

	2009		2008

Risk-free interest rate	2.98%		3.03%
Expected term	7.00	years	7.00	years
Expected stock price volatility	30.00%		30.00%
Dividend yield	—		—

A summary of the activity in the stock option plan for 2009 follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	1,051,723	$12.17
Granted	1,800,498	5.49
Exercised	—	—
Forfeited, exchanged or expired	(52,688)	14.48

Outstanding at end of year	2,799,533	$7.83	8.53 years	$—

Fully vested and expected to vest	2,799,533	$7.83	8.53 years	$—
Exercisable at end of year	659,147	$12.42	5.34 years	$—

Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$—	$—	$9
Cash received from option exercises	—	—	51
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$1.72	$4.45	5.04

As of December 31, 2009 and 2008, there were $4,441 and $1,833, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 8.29 years.

In 2009, the Company granted 80,000 restricted shares of its common stock to non-executive directors pursuant to the terms of the 2008 Incentive Plan. The grant price was $7.15. Under the terms of the agreement, the restricted shares will vest one-seventh immediately and one-seventh equally at the end of the next six years, subject to accelerated vesting upon a change of control. The fair value of stock award at the grant date was $572, which one-seventh immediately vested and the remaining are being amortized to expense over the six-year vesting period on the straight-line method. Amortization expense was $81 in 2009. In 2009, 11,429 shares vested and 68,571 shares are non-vested at year-end.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

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

Also on July 7, 2008, Bancorp entered into a Loan and Stock Pledge Agreement (“Loan and Stock Pledge Agreement”) with Lender pursuant to which Bancorp received a $5,000 revolving Line of Credit (the “Note”) secured by 100% of the common stock of 1st United Bank. The Note bears interest at the three month LIBOR index rate for U.S. Dollar deposits plus 200 basis points, adjusted daily. The Note has an interest rate floor of 4.50%. At December 31, 2008, there was $250 outstanding on this Note. During the year ended 2009, the $250 was repaid, the Note was terminated without penalty and the common stock of 1st United Bank was released.

The following are aggregate maturities of long term debt for the next five years and thereafter:

2010	$250
2011	500
2012	500
2013	500
2014	500
Thereafter	2,750

$5,000

NOTE 14 – COMMON STOCK OFFERING

During 2009, Bancorp issued 16,100,000 (“the Offering”) shares of common stock at $5.00 per share. The total proceeds of the Offering were $74,925 (net of offering costs of $5,575).

NOTE 15 - PREFERRED STOCK

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000, and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $171, were approximately $9,829. The Series C Preferred paid cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred paid cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred is redeemed. The Series C Preferred and Series D Preferred also provided for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 15 - PREFERRED STOCK (continued)

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

During 2009, Bancorp redeemed the Series C Preferred and Series D Preferred from the Treasury Department. The approximate cost of the redemption of these shares was $10,500. As a result, additional accretion for the Series C Preferred and Series D Preferred of $671 was recorded during the period ended December 31, 2009.

During 2009, Bancorp also redeemed the Series B Preferred Stock at their outstanding balance of $4,595 plus accrued dividends.

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Management believes as of December 31, 2009, Bancorp and 1st United meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized 1st United as well capitalized under the regulatory notifications framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized

	Amount	%	Amount	%	Amount	%

As of December 31, 2009
Total Capital to risk-weighted assets
Consolidated	$134,518	25.76%	$41,777	8.00%	$52,221	10.00%
1st United	87,486	16.91%	41,400	8.00%	51,750	10.00%
Tier I capital to risk-weighted assets
Consolidated	122,907	23.54%	20,888	4.00%	31,333	6.00%
1st United	75,939	14.67%	20,700	4.00%	31,050	6.00%
Tier I capital to total average assets
Consolidated	122,907	17.33%	28,367	4.00%	35,459	5.00%
1st United	75,939	10.70%	28,383	4.00%	35,479	5.00%

As of December 31, 2008
Total Capital to risk-weighted assets
Consolidated	$56,554	11.69%	$38,690	8.00%	$48,363	10.00%
1st United	49,626	10.26%	38,687	8.00%	48,359	10.00%
Tier I capital to risk-weighted assets
Consolidated	45,755	9.46%	19,345	4.00%	29,018	6.00%
1st United	37,827	8.03%	19,368	4.00%	29,015	6.00%
Tier I capital to total average assets
Consolidated	45,755	8.15%	22,469	4.00%	28,086	5.00%
1st United	38,827	6.91%	22,468	4.00%	28,085	5.00%

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

At year end 2009, 1st United could, without prior approval, declare dividends of approximately $3,873 plus any 2010 net profits retained to the date of the dividend declaration.

NOTE 17 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 17 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2009		2008

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$4,120	$11,485	$950	$25,656
Unused lines of credit	11,389	44,437	823	50,905
Stand-by letters of credit	4,995	—	3,612	195

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 2.40% to 18% and maturities ranging from one month to 13 years.

NOTE 18 - FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at year end.

	2009		2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$135,241	$135,241	$19,102	$19,102
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	88,843	88,843	35,075	35,075
Loans, net, including loans held for sale	667,694	659,360	481,648	474,057
Nonmarketable equity securities	10,233	N/A	6,001	N/A
Accrued interest receivable	1,919	1,919	1,840	1,840

Financial liabilities
Deposits	(802,808)	(804,377)	(436,269)	(438,405)
Federal funds purchased and repurchase agreements	(22,343)	(22,343)	(18,129)	(18,129)
Federal Home Loan Bank advances	(5,000)	(5,080)	(56,013)	(56,568)
Other borrowings	(5,091)	(5,055)	(5,250)	(5,249)
Accrued interest payable	(2,021)	(2,021)	(544)	(544)

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 18 - FAIR VALUES (continued)

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

Fair Value Option and Fair Value Measurements

ASC 820-10-65 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 18 - FAIR VALUES (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at December 31, 2009 using

	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$88,843	$—	$88,843	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2009 using

	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$8,489	$—	$—	$8,489

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,100, with a valuation allowance of $2,611 resulting in an additional provision for loan losses of $3,938 for the period.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 19 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings per share computation follow:

	2009	2008	2007

Basic
Net Income (loss)	$4,720	$(1,359)	$3,393
Preferred stock dividends earned	(774)	(368)	—

Amount available to common shareholders	3,946	$(1,727)	$3,393

Weighted average common shares outstanding	13,234,286	6,893,055	4,708,481

Basic earnings per common share	$0.30	$(0.25)	$0.72

Diluted
Net Income (loss)	4,720	$(1,359)	$3,393
Preferred shareholder dividends earned	(774)	(368)	—

Amount available to common shareholders	$3,946	$(1,727)	$3,393

Weighted average common shares outstanding for basic earnings per common share	13,234,286	6,893,055	4,708,481
Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	—	—	53,119

Average shares and dilutive potential common shares	13,234,286	6,893,055	4,745,743

Diluted earnings per common share	$0.30	$(0.25)	$0.71

Stock options for 2,799,533, 1,051,723, and 194,500 shares of common stock and unvested restricted stock of 68,571 shares were not considered in computing diluted earnings per share for 2009, 2008, and 2007, respectively, because they were antidilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	Year ended December 31,

	2009	2008	2007

Unrealized holding gains and losses on available-for-sale securities	$(685)	$810	$737
Less reclassification adjustments for (gains) losses later recognized in income	(476)	11	—

Net unrealized gains and losses	(1,161)	821	737
Tax effect	437	(309)	(155)

Other comprehensive income (loss)	$(724)	$512	$582

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2008	2008

ASSETS
Cash and cash equivalents	$40,677	$7,104
Investment in subsidiaries	131,340	91,775
Other assets	285	248

	$172,302	$99,127

LIABILITIES AND EQUITY
Borrowings	$—	$250
Other Liabilities	8	7
Shareholders’ equity	172,294	98,870

	$172,302	$99,127

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2009	2008	2007

Interest income	$192	$71	$—
Dividends from subsidiary	—	—	—
Other income	—	—	—
Equity in undistributed subsidiary income (loss)	4,827	(1,259)	3,346
Interest expense	(12)	(14)	—
Other expense	(352)	(219)	(106)

Income (loss) before income tax	4,655	(1,421)	3,240
Income tax expense (benefit)	(65)	(62)	(153)

Net income (loss)	$4,720	$(1,359)	$3,393

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands except per share data)

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$4,720	$(1,359)	$3,393
Adjustments:
Equity in undistributed subsidiary income	(4,827)	1,259	(3,346)
Stock based compensation expense	543	341	—
Net Change in other assets and liabilities	(287)	(50)	(157)

Net cash from operating activities	149	191	(110)

Cash flows from investing activities
Investments in subsidiary	(35,191)	(21,545)	—

Cash flows from financing activities
Proceeds from borrowings	(250)	250	—
Dividends paid	(774)	(206)	—
Proceeds from exercise of stock options	—	—	51
Repurchase and retirement of common stock	—	—	(474)
Repurchase and retirement of preferred stock	(15,095)	—	—
Issuance of preferred stock	9,809	6,529	—
Issuance of common stock	74,925	10,140	—

Net cash from financing activities	68,615	16,713	(423)

Net change in cash and cash equivalents	33,573	(4,641)	(533)
Beginning cash and cash equivalents	7,104	11,745	12,278

Ending cash and cash equivalents	$40,677	$7,104	$11,745

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2009.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

Item 8B.	Other Information

A Special Meeting of Shareholders of 1st United Bancorp, Inc. was held on December 8, 2009. Proxies for the meeting were solicited by management, and there was no solicitation in opposition to management’s solicitations. The following summarizes the only matter voted upon at this meeting.

1. The shareholders approved an Amendment of the Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000.

FOR	AGAINST	ABSTAIN	NON-VOTE
18,334,527	1,746,955	241	0

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

The information required by Item 9 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 - Election of Directors” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2010 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Section 16 Compliance

Information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by Item 10 of the Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Election of Directors, Directors’ Fees” in the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting. Our shareholders approved the 2008 Incentive Plan at the 2008 Annual Meeting. The 2008 Incentive Plan replaces the Officers’ and Employees’ Stock Option Plan. We no longer grant equity compensation pursuant to the Officers’ and Employees’ Stock Option Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Securities Holders	253,212	$7.90	1,052,012

Equity Compensation Plans Not Approved by Securities Holders	2,546,321	$7.82	0	(1)

Total	2,799,533	$7.84	1,052,012

(1)          Messrs. Orlando, Schupp, and Marino are granted stock options from time to time pursuant to a written employment agreement. Please see section captioned “Executive Compensation” in our Proxy Statement.

The other information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Transactions with Management and Related Persons” and “Proposal 1 Election of Directors – Committees of the Board of Directors” in the Proxy Statement.

Item 13.	Principal Accountant Fees and Services

The information required by Item 13 of Form 10-K is incorporated by reference from the information in the section captioned “Audit Fees and Related Matters” in the Proxy Statement.

PART IV

Item 14.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2009 and 2008

Consolidated Statements of Income for Fiscal Years 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2009, 2008, and 2007

Consolidated Statements of Cash Flows for Fiscal Years 2009, 2008, and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of October 1, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (filed 11/19/09) No. 333-147505)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of December 19, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (filed 12/28/08) (No. 333-147505)

2.3

Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc. and 1st United Bank, dated April 3, 2008 - incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 000-1415277)

2.4

Amendment to Purchase and Assumption Agreement by and among Citrus Bank, National Association, cm Marine Bancshares, Inc., 1st United Bank, and 1st United Bancorp, Inc., dated May 13,2008 - incorporated herein by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 000-1415277)

2.5

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 000-1415277)

2.6

Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 11, 2009 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 000-1415277)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 000-1415277)

3.2

Certificate of Designation for Series A Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on April 25, 2008 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/14/08) (No. 000-1415277)

3.3

Certificate of Designation for Series B Non-Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on February 25, 2009 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers, and relative rights – incorporated herein by reference to Exhibit 3.3 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

3.4

Certificate of Designation for Series C Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed on March 3, 2009 with the Secretary of the State of the Florida designating preferences, limitations, voting powers, and relative rights – incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

3.5

Certificate of Designation for Series D Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. filed March 3, 2009 with the Secretary of State of the State of Florida designating preferences, limitations, voting powers and relative rights – incorporated herein by reference to Exhibit 3.5 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

3.6

Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 000-1415277)

EXHIBIT NO.	DESCRIPTION

3.7

Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 000-1415277)

3.8	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 000-1415277)

4.1	See Exhibits 3.1 through 3.8 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2

Subordinated Capital Note, effective July 7, 2008, by 1st United Bank in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

4.3

Form of Certificate for the Series C Fixed Rate Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

4.4

Form of Certificate for the Series D Fixed Rate Cumulative Perpetual Preferred Stock of 1st United Bancorp, Inc. – incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.1	Officers’ and Employees’ Stock Option Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (filed 11/19/07) (No. 333-147505)

10.2

Amended and Restated Employment Agreement with John Marino, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.3

Amended and Restated Employment Agreement with Warren S. Orlando, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.4

Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.5

Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form S-1 (filed 8/26/09) (No. 333-161563)

10.6

Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.7

Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

10.8	2008 Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 000-1415277)

10.9

Subordinated Capital Note Purchase Agreement between 1st United Bank and Silverton Bank, N.A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.10

Loan and Stock Pledge Agreement between 1st United Bancorp, Inc. and Silverton Bank, N. A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.11

Promissory Note with Revolving Feature, effective July 7, 2008, by 1st United Bancorp, Inc. in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 000-1415277)

10.12

Letter Agreement, dated March 13, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto – incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

EXHIBIT NO.	DESCRIPTION

10.13

Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 000-1415277)

11.1	Statement re Computation of Per Share Earnings*

14.1	Code of Ethics**

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note 19 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 18, 2010, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL
OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 18, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp

Rudy E. Schupp
Chief Executive Officer
(Principal Executive Officer)
/s/ John Marino

John Marino
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Paula Berliner	/s/ Carlos Morrison

Paula Berliner, Director	Carlos Morrison, Director
/s/ Jeffery L. Carrier	/s/ Joseph W. Veccia, Jr.

Jeffery L. Carrier, Director	Joseph W. Veccia, Jr., Director
/s/ Ronald A. David	/s/ John Marino

Ronald A. David, Esq., Director	John Marino, Director
/s/ James D. Evans	/s/ Warren S. Orlando

James D. Evans, Director	Warren S. Orlando, Director
/s/ Arthur S. Loring	/s/ Rudy E. Schupp

Arthur S. Loring, Director	Rudy E. Schupp, Director
/s/ Thomas D. Lynch

Thomas D. Lynch, Director