Form 10-K/A
period 2009-12-31
1st United Bancorp, Inc.
filed 2010-03-12
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Form 10-K/A amends the Annual Report on Form 10-K of 1st United Bancorp, Inc. for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 18, 2010 (the “Form 10-K”) for the sole purpose of furnishing Exhibit 99.1, “Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008” and Exhibit 99.2 “Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.”

No other change has been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

11.1	Statement re Computation of Per Share Earnings*

14.1	Code of Ethics†

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Form 10-K (filed 3/13/09) (No. 000-1415277)

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm†

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.***

99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.***

*

Information required to be presented in Exhibit 11 is provided in Note 19 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

***	Furnished electronically herewith.

†	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 12, 2010, on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Duly authorized officer)