Form 10-Q
period 2010-03-31
1st United Bancorp, Inc.
filed 2010-04-27
CIK 1415277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2010
Common stock, $.01 par value	24,781,660

1ST UNITED BANCORP, INC.

MARCH 31, 2010

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

However, other factors besides those listed above could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

ITEM 1.	FINANCIAL STATEMENTS
1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS
Cash and due from financial institutions	$144,964	$134,504
Federal funds sold	1,186	737
Cash and cash equivalents	146,150	135,241
Time deposits in other financial institutions	75	75
Securities available for sale	93,652	88,843
Loans held for sale	151	151
Loans, net of allowance of $13,512 and $13,282 at March 31, 2010 and year end 2009	678,254	667,694
Nonmarketable equity securities	10,841	10,233
Premises and equipment, net	9,205	9,228
Other Real Estate Owned	286	635
Company-owned life insurance	4,608	4,566
FDIC loss share receivable	32,906	32,900
Goodwill	45,008	45,008
Core deposit intangible	2,931	3,045
Accrued interest receivable and other assets	21,549	17,948

	$1,045,616	$1,015,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$223,858	$194,185
Interest bearing	618,741	608,623
Total deposits	842,599	802,808
Federal funds purchased and repurchase agreements	12,564	22,343
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	5,036	5,091
Accrued interest payable and other liabilities	7,361	8,031
Total liabilities	872,560	843,273

Shareholders’ equity
Undesignated preferred stock – no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 24,781,660 issued and outstanding at March 31, 2010 and year end 2009	248	248
Additional paid-in capital	181,067	180,888
Accumulated deficit	(8,541)	(8,887)
Accumulated other comprehensive income	282	45

Total shareholders’ equity	173,056	172,294

	$1,045,616	$1,015,567

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2010	2009
Interest income:
Loans, including fees	$10,542	$6,477
Securities	834	442
Federal funds sold and other	133	37
Total interest income	11,509	6,956

Interest expense:
Deposits	1,912	1,677
Federal funds purchased and repurchase agreements	7	12
Federal Home Loan Bank advances	58	112
Other borrowings	77	87
Total interest expense	2,054	1,888

Net interest income	9,455	5,068
Provision for loan losses	1,250	105
Net interest income after provision for loan losses	8,205	4,963

Non-interest income:
Service charges and fees on deposit accounts	789	342
Net gains (losses) on sales of securities	(10)	63
Net gain on sales of residential loans	5	12
Increase in cash surrender value of company-owned life insurance	42	44
Other	75	43

Total non-interest income	901	504

Non-interest expense:
Salaries and employee benefits	4,080	2,437
Occupancy and equipment	1,696	1,422
Data processing	588	457
Telephone	183	135
Stationery and supplies	71	62
Amortization of intangibles	114	84
Professional fees	383	95
Advertising	35	18
Merger reorganization expenses	360	—
FDIC assessment	339	197
Other than temporary loss:
Total impaired loss	—	63
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	—	63
Other	694	407
Total non-interest expense	8,543	5,377

Income before taxes	563	90
Income tax expense (benefit)	217	38
Net income	346	52
Preferred stock dividends earned	—	(114)
Net Income (loss) available to common shareholders	$346	$(62)
Basic earnings (loss) per share	$0.01	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.01)

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except share data)

(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2009	459,503	$4,595	—	—			—	—	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)												52		52
Change in net unrealized gain (loss) on securities available for sale													(151)	(151)
Total comprehensive income (loss)														(99)
Dividends declared on preferred stock						4		—				(178)		(174)
Stock-based compensation expense											93			93
Exchange of Series A and B Preferred	(459,503)	$(4,595)	459,503	$4,595										—
Issuance of Series C preferred stock net of issuance cost $171					10,000	9,366								9,366
Issuance of Series D preferred stock net of unearned cost $496							500	559						559
Balance, March 31, 2009	—	$—	459,503	$4,595	10,000	$9,370	500	$559	8,670,231	$87	$105,674	$(12,288)	$618	$108,615

Balance at January 1, 2010	—	—	—	—	—	—	—	—	24,781,660	$248	$180,888	(8,887)	$45	$172,294
Comprehensive income:
Net income												346		346
Change in net unrealized gain on securities available for sale													237	237
Total comprehensive income														583
Stock-based compensation expense											200			200
Registration cost on issuance of common stock											(21)			(21)
Balance, March 31, 2010	—	$—	—	—	—	—	—	—	$24,781,660	$248	$181,067	$(8,541)	$282	$173,056

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2010 and 2009

(Dollars in thousands)

(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$346	$52
Adjustments to reconcile net income to net cash from (used for) operating activities
Provision for loan losses	1,250	105
Depreciation and amortization	482	544
Net amortization of securities	181	66
Impairment of available for sale securities	—	63
Increase in cash surrender value of company-owned life insurance	(42)	(44)
Stock-based compensation expense	200	93
Net (gain) loss on sale of securities	10	(63)
Net loss on foreclosed assets	69	—
Net loss on premises	4	—
Net (gain) loss on sale of loans held for sale	(5)	(12)
Loans originated for sale	(319)	(1,074)
Proceeds from sale of loans held for sale	324	2,286
Net change in:
Deferred income tax	(519)	(3,114)
Deferred loan fees	1,276	(37)
Other assets	(3,305)	4,401
Accrued expenses and other liabilities	(670)	60
Net cash from (used for) operating activities	(718)	3,326

Cash flows from investing activities
Proceeds from sales of securities	5,167	5,934
Proceeds from security maturities, calls and prepayments	4,372	1,114
Purchases of securities	(14,158)	(12,247)
Loan originations and payments, net	(13,086)	(11,636)
Purchase of nonmarketable equity securities	(608)	720
Proceeds from sale of other real estate owned	280	—
Additions to premises and equipment, net	(276)	(233)
Proceeds from surrender of bank owned life insurance	—	2,252
Net cash used for investing activities	(18,309)	(14,096)

Cash flows from financing activities
Net increase in deposits	39,791	15,152
Net change in federal funds purchased and repurchase agreements	(9,779)	(4,268)
Net change in short term Federal Home Loan Bank advances	—	(16,013)
Net change in other borrowings	(55)	—
Issuance of preferred stock	—	9,929
Expenses related to common stock	(21)	—
Dividends paid	—	(178)
Net cash from financing activities	29,936	4,622

Net change in cash and cash equivalents	10,909	(6,148)
Beginning cash and cash equivalents	135,241	19,102

Ending cash and cash equivalents	$146,150	$12,954
Supplemental cash flow information:
Interest paid	$2,120	$1,888
Income taxes paid	—	—

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or non-performing loans transferred from 1st United for disposal and resolution. At March 31, 2010 and December 31, 2009, EEL held $5.2 million in non-performing loans.

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

The financial information included herein as of and for the periods ended March 31, 2010 and 2009 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2009 balance sheet was derived from the Company’s December 31, 2009 audited financial statements.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

The weighted average common shares outstanding for the period ended March 31, 2010 was 24,781,660 and 24,919,865 for computing basic earnings per share and for computing diluted earnings per share, respectively. The weighted average shares outstanding for the period ended March 31, 2009 was 8,670,231 for computing both basic loss per share and for computing diluted loss per share. Shares of common stock related to stock options of 1,025,035 for March 31, 2010, and 1,039,223 for March 31, 2009, were not considered in computing diluted earnings (loss) per share for 2010 and 2009 because consideration of those instruments would be antidilutive.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. Government and federal agency	$11,873	$23	$(33)	$11,863
Mortgage-backed: residential	81,326	869	(406)	81,789
Municipal securities	—	—	—	—

	$93,199	$892	$(439)	$93,652

December 31, 2009
U.S. Government and federal agency	$12,490	$7	$(80)	$12,417
Mortgage-backed: residential	74,292	648	(502)	74,438
Municipal securities	1,988	—	—	1,988

	$88,770	$655	$(582)	$88,843

At March 31, 2010 and year end 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	7,874	7,886
Due after ten years	3,999	3,977
Residential Mortgage-backed	81,326	81,789
	$93,199	$93,652

Securities as of March 31, 2010 and December 31, 2009 with a carrying amount of $41,956 and $41,233, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds from sales and calls of securities available for sale were $5,167 and $5,934 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $15 and $63 and gross losses of $25 and $0 were realized on these sales during 2010 and 2009, respectively.

Gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010
U.S. Government and federal agency	$10,050	$(33)	$—	$—	$10,050	$(33)
Residential Mortgage-backed	36,253	(406)	—	—	36,253	(406)
	$46,303	$(439)	$—	$—	$46,303	$(439)

December 31, 2009
U.S. Government and federal agency	$6,806	$(80)	$—	$—	$6,806	$(80)
Residential Mortgage-backed	39,319	(502)	—	—	39,319	(502)
	$46,125	$(582)	$—	$—	$46,125	$(482)

NOTE 2 – SECURITIES (Continued)

In determining other than temporary impairment (“OTTI”) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At March 31, 2010 and December 31, 2009, securities with unrealized losses had depreciated 0.9% and 1.3%, respectively, from the Company’s amortized cost basis. As the Company has the ability and intent to hold these securities for a period sufficient to allow for the estimated recovery in fair value, no declines were deemed to be other than temporary.

NOTE 3 - LOANS

Loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010			December 31, 2009
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$30,197	$79,977	$110,174	$37,444	$79,905	$117,349
Real estate:
Residential	77,963	103,828	181,791	90,808	114,941	205,749
Commercial	73,661	255,356	329,017	64,244	225,770	290,014
Construction	1,146	54,927	56,073	1,108	54,581	55,689
Consumer and other	2,322	12,283	14,605	432	11,607	12,039
	$185,289	$506,371	$691,660	$194,036	$486,804	$680,840
Add (deduct):
Unearned income and net deferred loan (fees) costs			106			136
Allowance for loan losses			(13,512)			(13,282)
			$678,254			$667,694

At March 31, 2010 and December 31, 2009, the Company had approximately $185,289 and $194,036, respectively, in outstanding loans covered by Loss Share Agreements.

Included in commercial and commercial real estate loans above are loans originated through government guaranteed lending programs totaling $5,960 and $5,895 at March 31, 2010 and December 31, 2009, respectively. Of these amounts, $4,551 and $4,865 at March 31, 2010 and December 31, 2009, respectively, represent unguaranteed portions retained by the Company.

NOTE 3 - LOANS (continued)

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$13,282	$5,799
Provision for loan losses	1,250	105
Loans charged-off	(1,020)	(50)
Recoveries	—	2

Ending balance	$13,512	$5,856

As part of the acquisition of Republic Federal Bank, National Association in 2009 from the Federal Deposit Insurance Corporation and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at March 31, 2010 was approximately $25,586, net of a discount of $21,021. During the quarter ended March 31, 2010, approximately $646 was accreted into income on these loans and at March 31, 2010 the remaining accretable difference is $4,419. In addition, $19,371 of the $25,586 is covered by the Loss Share Agreements.

At March 31, 2010, $5,076 of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $0 during the three months ended March 31, 2010 and $320 during the three months ended March 31, 2009 for these loans.

NOTE 4 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at March 31, 2010 and year end 2009.

	March 31 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$146,150	$146,250	$135,241	$135,241
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	93,652	93,652	88,843	88,843
Loans, net, including loans held for sale	678,254	670,135	667,694	659,360
Nonmarketable equity securities	10,841	N/A	10,233	N/A
Bank owned life insurance	4,608	4,608	4,566	4,566
Accrued interest receivable	3,449	3,449	1,919	1,919

Financial liabilities
Deposits	(842,599)	(844,478)	(802,808)	(804,377)
Federal funds purchased and repurchase agreements	(12,564)	(12,564)	(22,343)	(22,343)
Federal Home Loan Bank advances	(5,000)	(5,080)	(5,000)	(5,080)
Other borrowings	(5,036)	(5,000)	(5,091)	(5,055)
Accrued interest payable	(794)	(794)	(2,021)	(2,021)

The methods and assumptions used to estimate fair value are described as follows.

NOTE 4 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at March 31, 2010 using:
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$93,652	$—	$93,652	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2010 using:
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:

Impaired loans	$11,755	$—	$—	$11,755
Other real estate owned	$286	$—	$—	$286

NOTE 4 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,261, with a valuation allowance of $2,506 resulting in additional provision for loan losses of $326 for the quarter ended March 31, 2010.

	Fair value measurements at December 31, 2009 using:
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$88,843	$—	$88,843	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2009 using:
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans	$8,489	$—	$—	$8,489
Other real estate owned	$635	$—	$—	$635

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,100, with a valuation allowance of $2,611 resulting in an additional provision for loan losses of $3,938 for the year ended December 31, 2009.

NOTE 5 - RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING STANDARDS

Recently Issued Accounting Standards:

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

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. Management’s discussion and analysis is divided into subsections entitled “Business Overview,” “Operating Results,” “Financial Condition,” “Capital Resources,” “Cash Flows and Liquidity,” “Off Balance Sheet Arrangements,” and “Critical Accounting Policies.” Our financial condition and operating results principally reflect those of its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”). The consolidated entity is referred to as the “Company,” “Bancorp,” “we,” “us,” or “our.”

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

On December 11, 2009, we announced that 1st United Bank, our banking subsidiary, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic.   Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transactions.

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

1st United Bank did not immediately acquire the furniture or equipment of Republic as part of the Republic Agreement. However, 1st United Bank had the option to purchase the furniture and equipment from the FDIC. The term of this option expired March 11, 2010. We have agreed to purchase $495,000 at fair value of furniture and equipment from the FDIC. 1st

United also had until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will be assumed. Each of the four banking centers is leased. We assumed (in one case on a negotiated basis) three branch leases and asked the FDIC to repudiate all other leases including the lease for the Aventura banking facility which will be closed on April 23, 2010. This branch is within two miles of our North Miami Beach banking facility and we determined closing this branch will have minimal impact on our customers.

As a result of this acquisition, we had 16 banking centers during the first quarter of 2010 vs. 12 banking centers for the first quarter of 2009.

On August 15, 2008, we completed an acquisition of the banking center network, substantially all of the deposits, and selected loans of Citrus Bank, N.A., headquartered in Vero Beach, Florida. We refer to this as the Citrus Acquisition. The Citrus Acquisition resulted in the assumption and acquisition of approximately $87.5 million in deposits and $38 million in net loans. In addition, we expanded our banking centers to Vero Beach, Sebastian, and Barefoot Bay, Florida. As a condition of receiving regulatory approval of the acquisition, we committed not to enter into any additional acquisition agreements unless it is funded with common stock or until we have been profitable for four consecutive quarters.

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

Financial Overview

•	Net income for the quarter ended March 31, 2010 was $346,000 compared to net income of $52,000 for the quarter ended March 31, 2009.
•	Net interest margin increased to 4.23% for the quarter ended March 31, 2010, compared to 3.79% for the quarter ended March 31, 2009.
•

During the three months ended March 31, 2010, we had approximately $861,000 (approximately $287,000 per month) in personnel related and facilities costs that related to the integration of Republic which will be eliminated by June 30, 2010.

•	Nonperforming assets at March 31, 2010 represented 2.22% of total assets compared to 2.16% at December 31, 2009.
•	The changes in operating results for the period ended March 31, 2010 when compared to the period ended March 31, 2009 were substantially a result of the Republic acquisition.

OPERATING RESULTS

For the three month period ended March 31, 2010, we reported net income of $346,000 compared to a net income of $52,000 for the three month period ended March 31, 2009. We have summarized the material variances between periods below.

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

Net interest earnings for the three-month periods ended March 31, 2010 and 2009 are reflected in the following table:

	March 31, 2010			March 31, 2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$677,729	10,542	6.31%	$491,343	$6,477	5.29%
Investment securities	87,067	834	3.83%	35,343	442	5.00%
Federal funds sold and securities purchased under resale agreements	141,109	133	0.38%	10,183	37	1.46%
Total interest earning assets	905,905	11,509	5.15%	536,869	6,956	5.20%
Non interest-earning assets	131,560			82,951
Allowance for loan losses	(13,374)			(5,795)
Total assets	$1,024,091			$614,025
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$106,091	50	0.19%	$57,051	$37	0.26%
Money market accounts	152,663	379	1.01%	104,218	240	0.92%
Savings accounts	35,970	69	0.77%	13,674	20	0.59%
Certificates of deposit	313,338	1,414	1.83%	174,783	1,380	3.17%
Fed Funds Purchased and Repos	16,956	7	0.17%	15,737	12	0.31%
Other borrowings	10,037	135	5.45%	44,543	199	1.79%
Total interest-bearing liabilities	635,055	2,054	1.31%	410,006	1,888	1.85%
Non interest-bearing liabilities
Demand deposit accounts	209,512			99,966
Other liabilities	7,022			3,234
Total non interest bearing liabilities	216,534			103,200
Shareholders’ equity	172,502			100,819
Total liabilities and shareholders’ equity	$1,024,091			$614,025

Net interest spread		$9,392	3.84%		$5,068	3.35%

Net interest on average earning assets - Margin			4.23%			3.79%

Our net interest income for the 1st quarter of 2010 was positively impacted by the increase in average earning assets of $369 million as compared to 2009 due primarily as a result of the loans and investments acquired in the Republic transaction. Total loans increased by $193.7 million, or 39%, from $498 million at March 31, 2009 to $691.7 million at March 31, 2010. At March 31, 2010, loans represented 65% of total assets and 79% of total deposits and customer repurchase agreements versus 79% of total assets and 104.9% of total deposits and customer repurchase agreements at March 31, 2009. Earnings for the current quarter were positively impacted by the accretion of discount of approximately $1.2 million related to loans acquired in the Republic transaction.

Net interest income was $9.4 million for the three months ended March 31, 2010, as compared to $5.1 million for the three months ended March 31, 2009, an increase of $4.3 million or 85%. The increase resulted primarily from an increase in average earning assets of $369 million or 69% primarily due to the Republic acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 44 basis points from 3.79% during the three months ended March 31, 2009 to 4.23% during the three months ended March 31, 2010, mainly the result of the accretion of a loan discount of $1.2 million during the quarter on acquired loans which added approximately 60 basis points to the March 31,

2010 margin of 4.23%. This amount was offset by the decrease of average loans as a percent of earning assets of 75% for the period ended March 31, 2010 compared to 92% for the period ended March 31, 2009.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-month periods ended March 31, 2010 and 2009:

(Dollars in thousands)	March 31, 2010 and 2009
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$4,065	$2,757	$1,308
Investment securities	392	516	(124)
Federal funds sold and securities purchased under resale agreements	96	143	(47)
Total interest-earning assets	$4,553	$3,416	$1,137

Liabilities
Interest-bearing liabilities
NOW accounts	13	25	(12)
Money market accounts	139	119	20
Savings accounts	49	41	8
Certificates of deposit	34	790	(756)
Fed Funds Purchased and Repos	(5)	1	(6)
Other borrowings	(64)	(240)	176
Total interest-bearing liabilities	166	736	(570)

Net interest spread	$4,387	$2,680	$1,707

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Taxes

Non-interest income includes service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $397,000, or 79%, when comparing the first quarter of 2010 to the same period last year. The increase is principally due to higher service charges and fees on deposit accounts.

Service charges increased from the three-month period ended March 31, 2009 by approximately $447,000 to $789,000 for the three month period ended March 31, 2010 primarily as a result of an increase in average deposits during 2010 of $334 million primarily due to the Republic acquisition.

During the quarter ended March 31, 2010, we had a realized loss of approximately $10,000 on the sale of securities as compared to a gain of $63,000 for the quarter ended March 31, 2009.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $3,166,000, or 59%, from $5,377,000 for the first quarter of 2009 to $8,543,000 for the current quarter.

The following summarizes the changes in Non-Interest Expense accounts for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three months ended
	March 31, 2010	March 31, 2009	Difference
Salaries and employee benefits	$4,080	$2,427	$1,643
Occupancy and equipment	1,696	1,422	274
Data processing	588	457	131
Telephone	183	135	48
Stationery and supplies	71	62	9
Amortization of Intangibles	114	84	30
Professional fees	383	95	288
Advertising	35	18	17
Merger reorganization expenses	360	—	360
FDIC Assessment	339	197	142
Impairment of available for sale securities	—	63	(63)
Other	694	407	287
Total non-interest expense	$8,543	$5,377	$3,166

Salary and employee benefits increased by approximately $1,643,000 to $4,080,000 for the period ended March 31, 2010 as compared to the period ended March 31, 2009 of $2,437,000 primarily as a result of the acquisition of the Republic operation, including four banking centers at the end of 2009. Included in this amount is approximately $350,000 (approximately $117,000 monthly) of personnel related costs that will be eliminated by June 30, 2010 due to the integration of Republic. Full time equivalents at the end of March 31, 2010 were 220 compared to 149 at March 31, 2009. Approximately 28 positions will be eliminated as part of the integration.

Occupancy and Equipment increased by approximately $274,000 to $1,696,000 for the period ended March 31, 2010 as compared to the period ended March 31, 2009 of $1,422,000 primarily as a result of the acquisition of the Republic operation, including four banking centers at the end of 2009. Approximately $150,000 (approximately $50,000 per month) of this increase will be eliminated effective July 1, 2010 as a result of the integration of the Republic operation.

The Merger reorganization expense represents the accrual during the quarter of stay bonuses for employees whose positions have been eliminated by June 30, 2010. A similar amount will be recorded in the second quarter during which the stay bonus will be paid and no further accrual will be recorded.

Professional fees increased by $288,000 to $331,000 for the quarter ended March 31, 2010 primarily a result of costs related to the increase in non-performing assets during this period as compared to 2009.

The other increases in other expenses were primarily due to the Republic acquisition.

We recorded a $1.3 million loan loss provision for the three months ended March 31, 2010, compared to $105,000 for the three months ended March 31, 2009. The $1.3 million provision for the three months ended March 31, 2010 was primarily a result of the increase in classified assets and the continuing deterioration of values of underlying collateral on these assets.

We recorded an income tax expense of $217,000 for the three months ended March 31, 2010, compared to a $38,000 tax expense for the three months ended March 31, 2009.

FINANCIAL CONDITION

At March 31, 2010, our total assets were $1.05 billion and our net loans were $678 million or 65% of total assets. At December 31, 2009, our total assets were $1.02 billion and our net loans were $668 million or 66% of total assets. Net loans increased by approximately $11 million to $678 million at March 31, 2010 due primarily to new loan production during the quarter. Despite this growth, compared to the prior two years, the growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets serviced by 1st United Bank, as well as an increased level of commercial loan payoffs.

At March 31, 2010, the allowance for loan losses was $13.5 million or 1.95% of total loans. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.95% of total loans.

At March 31, 2010, our total deposits were $842.6 million, an increase of $39.8 million (5%) over December 31, 2009 of $802.8 million. Non-interest bearing deposits represented 27% of total deposits at March 31, 2010 compared to 24% at December 31, 2009. These increases are due to our overall business development efforts.

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of March 31, 2010 and December 31, 2009, approximately 84% and 81%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2010 and December 31, 2009, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84% and 81%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. We develop and maintain profitable business relationships with custom residential homebuilders primarily in Palm Beach, Miami-Dade and Broward Counties and to a lesser extent in surrounding markets. Business banking provides loan facilities to qualified custom homebuilders to support the construction of speculative and pre-sold custom one-to-four family residences, as well as lot acquisition loans, guidance lines of credit and for commercial real estate. Business banking provides loan facilities ranging from commercial purpose non-real estate secured loans and commercial purpose real estate secured loans, to guidance lines of credit, EXIM bank loans and SBA loans.  From time to time, Business Banking also provides commercial and residential real estate acquisition and construction loans to qualified builders and developers, although this line of business is subdued at this time in the business cycle.

The following charts illustrate the composition of our loan portfolio as of March 31, 2010 and December 31, 2009.

Loan Portfolio as of March 31, 2010

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets
Commercial Real Estate	323	$315,623	45.63%	30.19%
Construction and Development Loans	45	56,073	8.11%	5.36%
Commercial and Industrial	498	110,174	15.93%	10.54%
Closed End First Lien 1-4 Family	374	128,055	18.51%	12.25%
Home Equity Line of Credit	257	52,907	7.65%	5.06%
Multi-family Loans	25	13,394	1.94%	1.28%
Consumer Loans	209	14,445	2.09%	1.38%
Closed-End Junior Lien 1-4 Family	16	829	0.12%	0.08%
Other	—	160	0.02%	0.01%
Total	1,747	$691,660	100.00%	66.15%

Loan Portfolio as of December 31, 2009

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets
Commercial Real Estate and Farm Loans	257	$269,440	39.57%	26.53%
Construction and Development Loans	44	55,689	8.18%	5.48%
Commercial and Industrial	552	117,349	17.24%	11.56%
Closed End First Lien 1-4 Family	437	154,765	22.73%	15.24%
Home Equity Line of Credit	251	50,127	7.36%	4.94%
Multi-family Loans	39	20,574	3.02%	2.03%
Consumer Loans	188	11,902	1.75%	1.17%
Closed-End Junior Lien 1-4 Family	16	857	0.13%	0.08%
Other	0	137	0.02%	0.01%
Total	1,784	$680,840	100.00%	67.04%

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2010 and year-end 2009.

(Dollars in thousands)
	March 31, 2010		December 31, 2009
	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$—	0.00%	$—	0.00%
Residential Spec	10,813	1.56%	9,938	1.46%
Commercial	—	0.00%	1,108	0.16%
Commercial Spec	3,301	0.48%	3,259	0.48%
Land Development
Residential	3,181	0.46%	1,890	0.28%
Residential Spec	23,883	3.45%	24,922	3.66%
Commercial	—	0.00%	—	0.00%
Commercial Spec	14,895	2.15%	14,572	2.14%
Total	$56,073	8.11%	$55,689	8.18%

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. We had $286,000 of OREO property as of March 31, 2010, as compared to $635,000 at December 31, 2009.

We have identified certain assets as non performing and troubled debt restructuring assets. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All non-accruing loans and loans accruing 90 days or more are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our non performing and troubled debt restructuring assets at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	March 31, 2010			December 31, 2009
	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential	$5,083	$185	$5,268	$469	$3,094	$3,563
Home Equity Lines				—	—	—
Commercial Real Estate	9,033	948	9,981	8,566	1,075	9,641
Construction and Land Development	4,926	—	4,926	5,258	—	5,258
Commercial and Industrial	775	—	775	717	118	835
Other	—	—	—	—	—	—
Total	$19,817	$1,133	$20,950	$15,010	$4,287	$19,297

Accruing => 90 days past due
Residential	$—	$—	$—	$—	$—	$—
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	54	—	54
Other	—	—	—	—	—	—
Total	$—	$—	$—	$54	$—	$54

Total non-accruing loans	$19,817	$1,133	$20,950	$15,010	$4,287	$19,297
Accruing => 90 days past due	—	—	—	54	—	54
Foreclosed real estate	286	—	286	635	—	635
Total non-performing assets	20,103	1,133	21,236	15,699	4,287	19,986

Trouble debt restructured loans	1,997	—	1,997	1,990	—	1,990
Total non-performing assets and restructured loans	$22,100	$1,133	$23,233	$17,689	$4,287	$21,976

Ratios
Total non-accruing loans to total loans			3.35%			2.83%
Total non-performing assets to total assets			2.03%			1.97%
Total non-performing assets and troubled debt restructured loans to total assets			2.22%			2.16%

Since December 31, 2009, approximately $913,000 in non-accrual loans was charged off, and approximately $5.7 million was added (excluding assets acquired in the Republic transaction) to non-accrual during the quarter. The collateral securing one residential loan of $4.1 million was appraised in February 2010 for $4.5 million makes up the majority of this increase. The $334,000 in non performing assets acquired in the Republic transaction are all covered under the Loss Share Agreements and we do not expect any additional future losses on these assets. Significant loans included in non-accrual loans not covered by Loss Share Agreements, in addition to the one noted above, at March 31, 2010 include: $2.9 million secured by commercial land in Broward County, Florida (appraised at November 2009 at $3.8 million), $2.2 million secured by new commercial office/warehouse property in Broward County, Florida (appraised January 2010 at $2.5 million), $1.6 million participation loan secured by land in Orlando, Florida (pro rata portion appraised November 2009 at $1.8 million), $1.8 million secured by commercial building in Broward County, Florida (appraised at June 2009 at $1.5 million), $1.7 million secured by an office building in Boca Raton, Florida (appraised January 2010 at $1.8 million), and an $810,000 loan on an office building, on which a contract has been executed and which is anticipated to close in the second quarter of 2010. The remaining 20 non-accrual loans are each under $750,000. We have specific reserves included in the allowance for loan losses of $2.5 million for potential loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans. The total allowance for loan losses to non performing loans is 64% at March 31, 2010 compared to 69% at December 31, 2009.

Delinquent Loans

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and 90 day accruing and Over		Total
	Number	Amount	Number	Amount	Number	Amount
As of March 31, 2010
Residential	—	$—	5	$5,268	5	$5,268
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	2	3,946	14	9,981	15	13,128
Construction and Land	—	—	6	4,926	6	4,926
Commercial and Industrial	2	719	7	775	9	1,494
Other	—	—	—	—	—	—
Total	4	$4,665	32	$20,950	35	$24,816

Included in the table above as of March 31, 2010 in the non-accrual and 90 day and over category are three loans with a carrying value of $1.1 million, which are subject to the Loss Share Agreement.

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

Included in the table above as of December 31, 2009 in the accruing 60 - 89 category are 8 loans with a carrying value of $3.9 million, and in the non-accrual and 90 day and over category are 35 loans with a carrying value of $4.0 million, which are subject to the Loss Share Agreements.

Impaired Loans
	March 31, 2010	December 31, 2009
Loans with no allocated allowance for loan losses	$7,542	$5,900
Loans with allocation for loan losses	14,261	11,100
Total Impaired	$21,803	$17,000

Amount of allowance for loan losses allocated	$2,506	$1,522

All non-accrual loans and troubled debt restructurings are included in impaired loans.

At March 31, 2010 and December 31, 2009, we had approximately $2.0 million of loans classified as troubled debt restructurings that are performing in accordance with the restructured terms.

During the quarters ended March 31, 2010 and 2009, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $66,400, and $44,900, respectively.

Allowance for Loan Losses

At March 31, 2010, the allowance for loan losses was $13.5 million or 1.95% of total loans. At March 31, 2010, no portion of the allowance for loan losses related to the approximately $177.4 million of loans covered under the Loss Share Agreements. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.95% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

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

Substandard loans	March 31, 2010
	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total
Substandard – Impaired	$21,803	$—	$21,803

Substandard – Not Impaired	44,704	20,016	64,720
Total Loans Classified as Substandard	$66,507	$20,016	$86,523

Substandard loans	December 31, 2009
	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total
Substandard – Impaired	$17,000	$—	$17,000

Substandard – Not Impaired	38,296	21,656	59,952
Total Loans Classified as Substandard	$55,296	$21,656	$76,952

All non-accrual loans, troubled debt restructurings and acquired loans which we assessed at the time of acquisition to be improbable of collecting all contractual, required payments are included in substandard loans.

The total of substandard loans, which include all impaired loans, non-accrual loans, troubled debt restructurings and loans acquired in the Republic transaction, Equitable Merger and Citrus Acquisition, for which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, totaled $86.5 million at March 31, 2010 and $77.0 million at December 31, 2009. Included in the $86.5 million in substandard are $19.4 million (net of discount of $21.0 which includes an accretable portion of $4.4 million) acquired in the Republic transaction which we assessed at the time of acquisition to be improbable of collecting all contractually, required payments. Approximately $6.2 million of loans acquired in the Equitable Merger and Citrus Acquisition, which we assessed at the time of acquisition to be improbable of collecting all contractually required payments, are included in the substandard classification at March 31, 2010, and at December 31, 2009. Of these loans, $5.1 million at March 31, 2010 and $4.5 million at December 31, 2009 are included in non-accrual loans and were considered impaired at December 31, 2009. In addition, at March 31, 2010, we identified approximately $21.8 million (or 3.2% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $17.0 million or 2.5% of total loans at December 31, 2009. At March 31, 2010 and December 31, 2009, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $2.5 million and $2.6 million, respectively.

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

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral and other weaknesses. At March 31, 2010, we had $14.3 million (2.1% of outstanding loans) in the Special Mention category which compares to $24.0 million (4.8% of outstanding loans) at December 31, 2009. If there is further deterioration on these loans they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 9.6% of our average earning asset base for the quarter ended March 31, 2010, as compared to 6.69% at year ended December 31, 2009, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits increased by $39.8 million from December 31, 2009 to total deposits of $842.6 million at March 31, 2010, due primarily to business development efforts. Broker deposits at March 31, 2010 were $26.0 million, or less than 3.1% of deposits. At March 31, 2010, non-interest bearing deposits represented approximately 26.6% of deposits compared to 24.2% at December 31, 2009.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2010, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 16.8%, a Tier 1 risk-based capital ratio of 14.6%, and a Tier 1 leverage ratio of 7.9%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s and 1st United Bank’s regulatory Capital Ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
As of March 31, 2010
Total Capital to risk-weighted assets
Consolidated	$135,661	25.42%	$42,687	8.00%	$53,358	10.00%
1st United	88,726	16.78%	42,310	8.00%	52,887	10.00%
Tier I capital to risk-weighted assets
Consolidated	123,907	23.22%	21,343	4.00%	32,015	6.00%
1st United	77,036	14.57%	21,155	4.00%	31,732	6.00%
Tier I capital to total average assets
Consolidated	123,907	12.71%	39,000	4.00%	48,751	5.00%
1st United	77,036	7.94%	38,833	4.00%	48,541	5.00%

As of December 31, 2009
Total Capital to risk-weighted assets
Consolidated	$134,518	25.76%	$41,777	8.00%	$52,221	10.00%
1st United	87,486	16.91%	41,400	8.00%	51,750	10.00%
Tier I capital to risk-weighted assets
Consolidated	122,907	23.54%	20,888	4.00%	31,333	6.00%
1st United	75,939	14.67%	20,700	4.00%	31,050	6.00%
Tier I capital to total average assets
Consolidated	122,907	17.33%	28,367	4.00%	35,459	5.00%
1st United	75,939	10.70%	28,383	4.00%	35,479	5.00%

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

We monitor, stress test and manage our liquidity position on several bases, which vary depending upon the time period. As the time period is stress test expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

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

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank. At March 31, 2010, we had approximately $146.2 million in cash and cash equivalents.

At March 31, 2010, we had no short-term borrowings and long term borrowings of $5 million from the FHLB. At March 31, 2010, we had commitments to originate loans totaling $76 million. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2010 totaled $266.7 million, and maturing loans total approximately $306.8 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2010, we had short-term lines available from correspondent banks totaling $26.0 million. FRB discount window availability of $36.7 million, and borrowing capacity from the FHLB of $96.0 million based on collateral pledged, for a total credit available of

$158.7 million. In addition, being “well capitalized,” the Bank can access the wholesale deposits for approximately $233.9 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2010, we had $76 million in commitments to originate loans and $4.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, as updated in our subsequent quarterly reports. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

On April 27, 2010, we announced via press release our financial results for the three-month period ended March 31, 2010. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.        EXHIBITS

(a)	The following exhibits are included herein:
Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date:	April 27, 2010	By: /s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 27, 2010