Form 10-Q
period 2010-06-30
1st United Bancorp, Inc.
filed 2010-07-27
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2010

Common stock, $.01 par value	24,781,660

1ST UNITED BANCORP, INC.
June 30, 2010
INDEX

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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
Cash and due from financial institutions	$145,060	$134,504
Federal funds sold	389	737

Cash and cash equivalents	145,449	135,241
Time deposits in other financial institutions	75	75
Securities available for sale	98,591	88,843
Loans held for sale	151	151
Loans, net of allowance of $12,866 and $13,282 at June 30, 2010 and year end 2009	665,589	657,585
Nonmarketable equity securities	10,996	10,233
Premises and equipment, net	9,174	9,228
Other Real Estate Owned	—	635
Company-owned life insurance	4,649	4,566
FDIC loss share receivable	43,252	43,200
Goodwill	45,008	45,008
Core deposit intangible	2,824	3,045
Accrued interest receivable and other assets	20,046	17,757

	$1,045,804	$1,015,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$221,015	$194,185
Interest bearing	621,138	608,623

Total deposits	842,153	802,808
Federal funds purchased and repurchase agreements	14,235	22,343
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	5,000	5,091
Accrued interest payable and other liabilities	4,732	8,031

Total liabilities	871,120	843,273

Shareholders’ equity
Undesignated preferred stock – no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 24,781,660 issued and outstanding at June 30, 2010 and year end 2009	248	248
Additional paid-in capital	181,250	180,888
Accumulated deficit	(8,334)	(8,887)
Accumulated other comprehensive income	1,520	45

Total shareholders’ equity	174,684	172,294

	$1,045,804	$1,015,567

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Interest income:
Loans, including fees	$10,429	$6,379	$20,971	$12,856
Securities	910	517	1,744	959
Federal funds sold and other	144	43	277	80

Total interest income	11,483	6,939	22,992	13,895
Interest expense:
Deposits	1,837	1,621	3,749	3,298
Federal funds purchased and repurchase agreements	5	10	12	22
Federal Home Loan Bank and Federal Reserve Bank borrowings	59	91	117	203
Other borrowings	59	77	136	164

Total interest expense	1,960	1,799	4,014	3,687

Net interest income	9,523	5,140	18,978	10,208
Provision for loan losses	1,500	2,800	2,750	2,905

Net interest income after provision for loan losses	8,023	2,340	16,228	7,303

Non interest income:
Service charges and fees on deposit accounts	756	309	1,545	651
Net gains (losses) on sales of securities	(4)	467	(14)	530
Losses on sales of OREO	(17)	—	(86)
Gains on sales of residential loans	30	56	35	68
Increase in cash surrender value of Company owned life insurance	41	22	83	66
Other	218	49	362	92

Total non-interest income	1,024	903	1,925	1,407

Non interest expense:
Salaries and employee benefits	3,993	2,375	8,073	4,812
Occupancy and equipment	1,536	1,751	3,232	3,173
Data processing	687	477	1,275	934
Telephone	176	154	359	289
Stationery and supplies	98	61	169	123
Amortization of Intangibles	106	77	220	161
Professional fees	360	271	743	366
Advertising	44	15	79	33
Merger reorganization expenses	270	—	630	—
FDIC Assessment	454	487	793	684
Other than temporary loss:			—
Total impairment losses	—	57	—	120
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	57	—	120
Other	970	489	1,664	896

Total non interest expense	8,694	6,214	17,237	11,591

Income (loss) before taxes	353	(2,971)	916	(2,881)
Income tax expense (benefit)	146	(1,052)	363	(1,014)

Net income (loss)	$207	(1,919)	$553	(1,867)
Preferred stock dividends earned	—	(225)	—	(338)

Net income (loss) available to common shareholders	$207	$(2,144)	553	$(2,205)

Basic earnings (loss) per share	$0.01	$(0.25)	$0.02	$(0.25)
Diluted earnings (loss) per share	$0.01	$(0.25)	$0.02	$(0.25)

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended June 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock		Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock		Shares of Series D Preferred Stock	Series D Preferred Stock		Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at April 1, 2009		$		459,503	$4,595	10,000		$9,370	500		$559	8,670,231	$87	$105,674	$(12,288)	$618	$108,615
Comprehensive income:
Net income (loss)															(1,919)		(1,919)
Change in net unrealized gain (loss) on securities available for sale																(780)	(780)

Total comprehensive income (loss)																	(2,699)
Dividends declared on preferred stock								25			(3)				(117)		(95)
Stock-based compensation expense														94			94
Series C Preferred stock issuance cost								(100)									(100)

Balance, June 30, 2009	—		$—	459,503	$4,595	10,000		$9,295	500		$556	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815

Balance at April 1, 2010	—		$—	—	$—		$			$		24,781,660	$248	$181,067	$(8,541)	$282	$173,056
Comprehensive income:
Net income (loss)															207		207
Change in net unrealized gain (loss) on securities available for sale																1,238	1,238

Total comprehensive income (loss)																	1,445
Stock-based compensation expense														183			183

Balance at June 30, 2010	—		$—	—	$—	—		$—	—		$—	24,781,660	$248	$181,250	$(8,334)	$1,520	$174,684

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2009	459,503	$4,595	—	—			—	—	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)												(1,867)		(1,867)
Change in net unrealized gain (loss) on securities available for sale													(931)	(931)

Total comprehensive income (loss)														(2,798)
Dividends declared on preferred stock						$25		$(3)				(295)		(273)
Stock-based compensation expense											187			187
Exchange of Series A Preferred Stock for Series B Preferred Stock	(459,503)	(4,595)	459,503	$4,595
Issuance of Series C Preferred stock net of issuance cost of $171					10,000	9,270								9,270
Issuance of Series D Preferred stock							500	559						559

Balance, June 30, 2009	—	$—	459,503	$4,595	10,000	$9,295	500	$556	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815

Balance at January 1, 2010	—	$—	—	$—	—	$—	—	$—	24,781,660	$248	$180,888	$(8,887)	$45	$172,294
Comprehensive income:
Net income (loss)												553		553
Change in net unrealized gain (loss) on securities available for sale													1,475	1,475

Total comprehensive income (loss)														2,028

Stock-based compensation expense											383			383
Registration cost on issuance of common stock											(21)			(21)

Balance at June 30, 2010	—	$—	—	$—	—	$—	—	$—	24,781,660	$248	$181,250	$(8,334)	$1,520	$174,684

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	2010	2009

Cash flows from operating activities
Net income (loss)	$553	$(1,867)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,750	2,905
Depreciation and amortization	966	1,053
Net accretion of purchase accounting adjustments	(3,016)	—
Net amortization of securities	338	52
Impairment of available for sale securities	—	120
Increase in cash surrender value of Company-owned life insurance	(83)	(68)
Stock-based compensation expense	383	187
Net (gain) loss on sale of securities	14	(530)
Net (gain) loss on foreclosed assets	86	—
Net (gain) loss on premises and equipment	3	1
Net (gain) loss on sale of loans held for sale	(35)	(68)
Loans originated for sale	(1,397)	(4,330)
Proceeds from sale of loans held for sale	1,432	5,298
Net change in:
Deferred income tax	(1,425)	(580)
Deferred loan fees	(624)	30
Other assets	(2,156)	2,697
Accrued expenses and other liabilities	(3,299)	191

Net cash from (used for) operating activities	(5,510)	5,091
Cash flows from investing activities
Proceeds from sales and calls of securities	7,892	17,457
Proceeds from security maturities, and prepayments	8,435	3,971
Purchases of securities	(24,062)	(28,580)
Loan originations and payments, net	(6,918)	(20,061)
Proceeds from sale of other real estate owned	549	—
Net change in nonmarketable equity securities	(763)	302
Additions to premises and equipment, net	(540)	(386)
Proceeds from surrender of Company-owned life insurance	—	52

Net cash used for investing activities	(15,407)	(27,245)
Cash flows from financing activities
Net change in deposits	39,345	37,134
Net change in federal funds purchased and repurchase agreements	(8,108)	(1,953)
Net change in short term Federal Home Loan Bank and Federal Reserve Bank borrowings	—	(27,013)
Net change in other borrowings	(91)	—
Issuance of preferred stock	—	9,829
Stock issuance costs	(21)	—
Dividends paid	—	(273)

Net cash from financing activities	31,125	17,724

Net change in cash and cash equivalents	10,208	(4,430)
Beginning cash and cash equivalents	135,241	19,102

Ending cash and cash equivalents	$145,449	$14,672

Supplemental cash flow information:
Interest paid	4,091	3,633
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$192

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, four offices in Miami-Dade County and one each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or performing and non-performing loans transferred from 1st United for disposal and resolution. At June 30, 2010 and December 31, 2009, EEL held $5.2 million in loans.

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

The financial information included herein as of and for the periods ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair statement presentation of the interim financial statements. The December 31, 2009 balance sheet was derived from the Company’s December 31, 2009 audited financial statements.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

The weighted average common shares outstanding for the three months ended June 30, 2010 and June 30, 2009 were 24,781,660 and 8,670,231, respectively, for computing basic earnings (loss) per share and 25,020,235 and 8,670,231, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 845,035 and 1,032,223, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for the quarters ended June 30, 2010 and 2009 because consideration of those instruments would be antidilutive.

The weighted average common shares outstanding for the six months ended June 30, 2010 and June 30, 2009 were 24,781,660 and 8,670,231, respectively, for computing basic earnings (loss) per share and 24,970,480 and 8,670,231, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 850,035 and 1,032,223, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2010 and 2009 because consideration of those instruments would be antidilutive.

NOTE 2 – ACQUISITION

On December 11, 2009, the Company announced that 1st United, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

	December 11, 2009 (As initially reported)	Preliminary Measurement Period Adjustments		December 11, 2009 (As adjusted)

Cash and cash equivalents	$25,026	$		$25,026
Securities	33,637			33,637
Federal Reserve Bank and Federal Home Loan Bank Stock	5,266			5,266
Loans	198,562		(10,105)	188,457
Core deposit intangible	1,248			1,248
FDIC Loss Share Receivable	32,900		10,300	43,200
Other assets	3,223		(200)	3,023

TOTAL ASSETS ACQUIRED	$299,862		$(5)	$299,857

Deposits	$349,647	$		$349,647
Repurchase agreements	3,724			3,724
Federal Home Loan Bank Advances	78,823			78,823
Other	2,376		(5)	2,371

TOTAL LIABILITIES ASSUMED	$434,570		$(5)	$434,565

Excess of liabilities over assets acquired	(134,708)			(134,708)
Cash received from FDIC	158,000			158,000

RECORDED GAIN ON ACQUISITION	$23,292		$—	$23,292

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2010
U.S. Government and federal agency	$13,865	$237	$—	$14,102
Mortgage-backed: residential	82,288	2,201	—	84,489
Municipal securities	—	—	—	—

	$96,153	$2,438	$—	$98,591

December 31, 2009
U.S. Government and federal agency	$12,490	$7	$(80)	$12,417
Mortgage-backed: residential	74,292	648	(502)	74,438
Municipal securities	1,988	—	—	1,988

	$88,770	$655	$(582)	$88,843

At June 30, 2010 and year end 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	9,868	10,061
Due after ten years	3,997	4,041
Residential Mortgage-backed	82,288	84,489

	$96,153	$98,591

Securities as of June 30, 2010 and December 31, 2009 with a carrying amount of $39,149 and $41,233, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds from sales and calls of securities available for sale were $2,725 and $11,523 for the three months ended June 30, 2010 and 2009, and $7,892 and $17,457 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $39 and $467 and gross losses of $43 and $0 were realized on these sales during the three months ended June 30, 2010 and 2009, respectively. Gross gains of $54 and $530 and gross losses of $68 and $0 were realized on these sales during the six months ended June 30, 2010 and 2009, respectively.

Gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2010
U.S. Government and federal agency	$1,945	$—	$—	$—	$1,945	$—
Residential Mortgage-backed	15	—	—	—	15	—

	$1,960	$—	$—	$—	$1,960	$—

December 31, 2009
U.S. Government and federal agency	$6,806	$(80)	$—	$—	$6,806	$(80)
Residential Mortgage-backed	39,319	(502)	—	—	39,319	(502)

	$46,125	$(582)	$—	$—	$46,125	$(582)

NOTE 3 – SECURITIES (Continued)

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

At December 31, 2009, securities with unrealized losses had depreciated 1.3% from the Company’s amortized cost basis. Based on the Company’s assessment, these differences at December 31, 2009 were determined to be temporary. No securities were in an unrealized loss position at June 30, 2010.

NOTE 4 - LOANS

Loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010			December 31, 2009

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$12,596	$92,539	$105,135	$35,876	$79,905	$115,781
Real estate:
Residential	77,384	101,237	178,621	87,625	114,941	202,566
Commercial	67,388	258,724	326,112	59,052	225,770	284,822
Construction	875	54,543	55,418	1,108	54,581	55,689
Consumer and other	1,385	12,272	13,657	266	11,607	11,873

	$159,628	$519,315	$678,943	$183,927	$486,804	$670,731

Add (deduct):
Unearned income and net deferred loan (fees) costs	(576)	88	(488)			136
Allowance for loan losses	—	(12,866)	(12,866)			(13,282)

	$159,052	$506,537	$665,589			$657,585

At June 30, 2010 and December 31, 2009, the Company had approximately $159,628 and $183,927, respectively, in outstanding loans covered by Loss Share Agreements.

Included in commercial and commercial real estate loans above are loans originated through government guaranteed lending programs totaling $20,996 and $28,077 at June 30, 2010 and December 31, 2009, respectively. Of these amounts, $6,960 and $6,142 at June 30, 2010 and December 31, 2009, respectively, represent unguaranteed portions retained by the Company.

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,

	2010	2009

Beginning balance	$13,282	$5,799
Provision for loan losses	2,750	2,905
Loans charged-off	(3,293)	(1,263)
Recoveries	127	4

Ending balance	$12,866	$7,445

As part of the acquisition of Republic Federal Bank, National Association in 2009 from the Federal Deposit Insurance Corporation and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at June 30, 2010 was approximately $34.0 million, net of a discount of $30.9 million. During the three and six months ended June 30, 2010, approximately $1.1 million and $1.8 million, respectively was accreted into income on these loans and at June 30, 2010 the remaining accretable difference is $6.9 million. In addition, $29.2 million of the $34.0 million is covered by the Loss Share Agreements.

At June 30, 2010, $4.2 million of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded no change in allowance for loan losses during the three and six months ended June 30, 2010, and $55 and $320 during the three and six months ended June 30, 2009 for these loans.

NOTE 5 – FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2010 and year end 2009.

	June 30 2010		December 31, 2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$145,449	$145,449	$135,241	$135,241
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	98,591	98,591	88,843	88,843
Loans, net, including loans held for sale	665,589	656,537	657,585	649,251
Nonmarketable equity securities	10,996	N/A	10,233	N/A
Bank owned life insurance	4,649	4,649	4,566	4,566
Accrued interest receivable	3,449	3,449	1,919	1,919

Financial liabilities
Deposits	(842,153)	(843,574)	(802,808)	(804,377)
Federal funds purchased and repurchase agreements	(14,235)	(14,235)	(22,343)	(22,343)
Federal Home Loan Bank advances	(5,000)	(5,000)	(5,000)	(5,080)
Other borrowings	(5,000)	(5,000)	(5,091)	(5,055)
Accrued interest payable	(782)	(782)	(2,021)	(2,021)

The methods and assumptions used to estimate fair value are described as follows.

NOTE 5 – FAIR VALUES (continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at June 30, 2010 using:

	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Available for sale securities	$98,591	$	$98,591	$

NOTE 5 – FAIR VALUES (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at June 30, 2010 using:

	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$19,350	$	$	$19,350
Other real estate owned	$—	$	$	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23,159, with a valuation allowance of $3,809 resulting in additional provision for loan losses of $1,233 and $1,559 for the three and six months, respectively, ended June 30, 2010.

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

NOTE 6 - RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING STANDARDS

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

NOTE 6 - RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING STANDARDS (continued)

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

On December 11, 2009, we announced that 1st United Bank, our banking subsidiary, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits)

and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

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

1st United Bank received a $34.2 million net discount on the assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.5 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

As previously disclosed, the fair value initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. The information included in this MD&A section reflects the affect of the preliminary valuation adjustments at December 31, 2009 and at and for the period ended June 30, 2010.

1st United Bank did not immediately acquire the furniture or equipment of Republic as part of the Republic Agreement. However, 1st United Bank had the option to purchase the furniture and equipment from the FDIC. The term of this option expired March 11, 2010. We agreed to purchase furniture and equipment from the FDIC at fair value for $495,000. 1st United also had until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will be assumed. Each of the four banking centers is leased. We assumed (in one case, on a negotiated basis) three banking center leases and requested the FDIC to repudiate all other leases including the lease for the Aventura banking center which was closed on April 23, 2010. This location was within two miles of our North Miami Beach banking center and we determined closing this banking center will have minimal impact on our customers.

As a result of this acquisition, we had 15 banking centers at June 30, 2010, as compared to 12 banking centers at June 30, 2009.

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

On February 29, 2008, we completed the merger and acquisition of Equitable Financial Group, Inc. (“Equitable”) and its wholly-owned subsidiaries Equitable Bank and Equitable Equity Lending, which we refer to as the Equitable Merger. We issued 1,928,610 shares of our common stock and paid cash of approximately $27.6 million to the Equitable shareholders and option holders. The Equitable Merger increased our banking centers from 8 to 11 locations at that time. In addition, we acquired approximately $146.9 million in net loans, $29.9 million in cash and securities, $136.0 million in deposits and $25.7 million in repurchase agreements and borrowings in the Equitable Merger. We recorded approximately $37.4 million in goodwill and $1.4 million in core deposit intangibles as a result of the Equitable Merger.

We follow a business plan that emphasizes the delivery of commercial banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, professional market services, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration lending program, Export/Import Bank lending programs, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities and variable rate loans.

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

Financial Overview

•

Net income for the quarter ended June 30, 2010 was $207,000 compared to a net loss of $1,919,000 for the quarter ended June 30, 2009. Net income for the six month period ended June 30, 2010 was $553,000 compared to a net loss of $1,867,000 for the six months ended June 30, 2009.

•

Net interest margin increased to 4.13% for the quarter ended June 30, 2010, compared to 3.71% for the quarter ended June 30, 2009. Net interest margin increased to 4.20% for the six months ended June 30, 2010, compared to 3.75% for the six months ended June 30, 2010.

•

During the three and six months ended June 30, 2010, we incurred approximately $530,000 and $1,390,000, respectively, in personnel related and facilities costs that related to the integration of Republic which were eliminated by June 30, 2010.

•	Nonperforming assets at June 30, 2010 represented 2.76% of total assets compared to 1.60% at December 31, 2009.

•

The changes in operating results for the three and six month periods ended June 30, 2010, when compared to the three and six month periods ended June 30, 2009, were substantially a result of the Republic transaction.

OPERATING RESULTS

For the quarter ended June 30, 2010, we reported a net income of $207,000 compared to a net loss of $1,919,000 for the second quarter of 2009.

For the six month period ended June 30, 2010, we reported a net income of $553,000 compared to a net loss of $1,867,000 for the six month period ended June 30, 2009. We have summarized the material variances between periods below.

Analysis of Quarters ended June 30, 2010 and 2009

Net Interest Income – Quarters Ended June 30, 2010 and 2009

The following table reflects the components of net interest income, setting forth for the three month periods ended June 30, 2010 and 2009, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Net interest earnings for the three month periods ended June 30, 2010 and 2009 are reflected in the following table:

	June 30, 2010			June 30, 2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$680,211	$10,429	6.15%	$501,286	$6,379	5.10%
Investment securities	96,494	910	3.77%	46,291	517	4.53%

Federal funds sold and securities purchased under resale agreements and other	148,930	144	0.39%	8,719	43	1.98%

Total interest earning assets	925,635	11,483	4.98%	556,296	6,939	5.00%

Non interest earning assets	137,406			80,461
Allowance for loan losses	(13,753)			(5,773)

Total assets	$1,049,288			$630,984

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$108,005	$48	0.18%	$60,262	$36	0.24%
Money market accounts	170,935	421	0.99%	99,566	230	0.93%
Savings accounts	37,825	55	0.58%	13,659	21	0.62%
Certificates of deposit	302,595	1,313	1.74%	184,925	1,334	2.89%
Customer Repurchase Agreements	13,761	5	0.15%	14,983	10	0.27%
Other borrowings	10,008	118	4.73%	38,110	168	1.77%

Total interest bearing liabilities	643,129	1,960	1.22%	411,505	1,799	1.75%

Non interest bearing liabilities
Demand deposit accounts	225,350			108,712
Other liabilities	7,206			1,995

Total non interest bearing liabilities	232,556			110,707

Shareholders’ equity	173,603			108,772

Total liabilities and shareholders’ equity	$1,049,288			$630,984

Net interest spread		$9,523	3.75%		$5,140	3.25%

Net interest on average earning assets - Margin			4.13%			3.71%

Our net interest income for the 2nd quarter of 2010 was positively impacted by the increase in average earning assets of $369 million as compared to 2009 due primarily as a result of the loans and investments acquired in the Republic transaction. Average loans increased by $179 million, or 35.7%, from $501.3 million for the three month period ended June 30, 2009, to $680.2 million for the three month period ended June 30, 2010. At June 30, 2010, loans represented 65% of total average assets and 82% of total average deposits and customer repurchase agreements versus 79% of total average assets and 107% of total deposits and customer repurchase agreements at June 30, 2009.

Net interest income was $9.5 million for the three months ended June 30, 2010, as compared to $5.1 million for the three months ended June 30, 2009, an increase of $4.4 million or 85%. The increase resulted primarily from an increase in average earning assets of $369 million or 66.4% primarily due to the Republic acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 42 basis points from 3.71% during the three months ended June 30, 2009 to 4.13% during the three months ended June 30, 2010, mainly the result of the accretion of a loan discount of $1.0 million during the quarter on acquired loans which added approximately 43 basis points to the June 30, 2010 margin. This amount was offset by the decrease of average loans as a percent of earning assets of 73% for the period ended June 30, 2010 compared to 90% for the period ended June 30, 2009.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Quarters Ended June 30, 2010 and 2009

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $121,000, or 13%, when comparing the second quarter of 2010 to the same period last year. The increase is mainly due to an increase of $447,000 (145%) in service charges to $756,000 for the quarter ended June 30, 2010 as compared to $309,000 for the quarter ended June 30, 2009. The increase in service charges was primarily due to an increase of $386 million in average deposits when compairing the three months ended June 30, 2010, with the three months ended June 30, 2009. The increase was primarily a result of the Republic transaction.

The increase in service charges was partially offset by the decrease in gains on securities. During the quarter ended June 30, 2010, we sold $2.7 million in securities for a net loss of $4,000. During the quarter ended June 30, 2009, we sold approximately $10 million of securities for a net gain of $467,000. The sales of these available for sale securities in 2009 were made to take advantage of market conditions and to partially offset the one-time costs associated with a lease termination and special FDIC assessment during the quarter.

Other income increased $169,000 to $218,000 for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 primarily as a result of fees received for letter of credits, loan servicing and miscellaneous other income resulting from operations acquired in the Republic transaction.

Our noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $2,480,000, or 39.9%, from $6,214,000 for the second quarter of 2009 to $8,694,000 for the current quarter of 2010.

The following summarizes the changes in Non-Interest Expense accounts for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three months ended
	June 30, 2010	June 30, 2009	Difference

Salaries and employee benefits	$3,993	$2,375	$1,618
Occupancy and equipment	1,536	1,751	(215)
Data processing	687	477	210
Telephone	176	154	22
Stationery and supplies	98	61	37
Amortization of Intangibles	106	77	29
Professional fees	360	271	89
Advertising	44	15	29
Merger reorganization expenses	270	—	270
FDIC Assessment	454	487	(33)
Impairment of available for sale securities	—	57	(57)
Other	970	489	481

Total non-interest expense	$8,694	$6,214	$2,480

Salary and employee benefits increased by approximately $1,618,000 to $3,993,000 for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 of $2,375,000 primarily as a result of the acquisition of the Republic operation, including four banking centers at the end of 2009. Included in this amount is approximately $160,000 of personnel related costs that were eliminated by June 30, 2010 due to the integration of Republic. Full time equivalents at the end of June 30, 2010 were 208 compared to 133 at June 30, 2009.

Occupancy and Equipment decreased by approximately $215,000 to $1,536,000 for the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009 of $1,751,000. In the quarter ended June 30, 2009, we terminated a lease resulting in a one time expense for lease termination of $300,000. This decrease was partially offset by the addition of the three banking centers acquired and retained in December 2009 in the Republic transaction. Included in the $1,536,000 of Occupancy and Equipment expense for the quarter ended June 30, 2010 is approximately $100,000 of expense related to space acquired from the Republic transaction which was eliminated effective July 1, 2010.

The Merger reorganization expense represents the accrual during the quarter of stay bonuses for employees whose positions have been eliminated by June 30, 2010. No additional expense for these employees is expected after June 30, 2010.

Professional fees increased by $89,000 to $360,000 for the quarter ended June 30, 2010 primarily a result of costs related to the increase in non-performing assets during this period as compared to 2009.

FDIC Assessment expense decreased by $33,000 to $454,000 for the quarter ended June 30, 2010 as compared to $487,000 for the quarter ended June 30, 2009. The quarter ended June 30, 2009 included an accrual of $300,000 for an FDIC special assessment. The increase of $267,000 for the quarter ended June 30, 2010 was a result of the overall increase in deposits resulting from the Republic transaction and an overall increase in the FDIC assessment rate as compared to 2009.

The other increases in other expenses were primarily due to the Republic acquisition.

We recorded a $1.5 million loan loss provision for the three months ended June 30, 2010, compared to $2,800,000 for the three months ended June 30, 2009.

We recorded an income tax expense of $146,000 for the three months ended June 30, 2010, compared to a $1,052,000 tax benefit for the three months ended June 30, 2009 based on the effective tax rate of our Company.

Analysis for Six Month Periods ended June 30, 2010 and 2009

Net Interest Income – Six Month Periods ended June 30, 2010 and 2009

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

Net interest earnings for the six month periods ended June 30, 2010 and 2009 are reflected in the following table:

	June 30, 2010			June 30, 2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$673,949	$20,971	6.27%	$496,342	$12,856	5.19%
Investment securities	91,839	1,744	3.80%	40,847	959	4.70%

Federal funds sold and securities purchased under resale agreements and other	145,923	277	0.38%	9,447	80	1.70%

Total interest earning assets	911,711	22,992	5.09%	546,636	13,895	5.10%

Non interest earning assets	138,865			81,832
Allowance for loan losses	(13,548)			(5,780)

Total assets	$1,037,028			$622,688

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$107,053	$98	0.18%	$58,665	$73	0.25%
Money market accounts	161,978	800	1.00%	101,879	470	0.93%
Savings accounts	36,893	123	0.67%	13,667	41	0.60%
Certificates of deposit	307,946	2,728	1.79%	179,882	2,714	3.02%
Customer Repurchase Agreements	15,350	12	0.16%	15,692	22	0.29%
Other borrowings	10,023	253	5.09%	41,435	367	1.78%

Total interest bearing liabilities	639,243	4,014	1.27%	411,220	3,687	1.80%

Non interest bearing liabilities
Demand deposit accounts	217,578			103,562
Other liabilities	7,151			3,221

Total non interest bearing liabilities	224,729			106,783

Shareholders’ equity	173,056			104,685

Total liabilities and shareholders’ equity	$1,037,028			$622,688

Net interest spread		$18,978	3.82%		$10,208	3.30%

Net interest on average earning assets - Margin			4.20%			3.75%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	June 30, 2010 and 2009

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	$8,115	$5,193	$2,922
Investment securities	785	999	(214)
Interest earning assets

Federal funds sold and securities purchased under resale agreements and
other	197	305	(108)

Total interest earning assets	$9,097	$6,497	$2,600

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$25	$48	$(23)
Money market accounts	330	295	35
Savings accounts	82	77	5
Certificates of deposit	14	1,427	(1,413)
Customer Repos	(10)	—	(10)
Other borrowings	(114)	(428)	314

Total interest bearing liabilities	$327	$1,419	$(1,092)

Net interest spread	$8,770	$5,078	$3,692

Our net interest income for the six months ended June 30, 2010 was positively impacted by the increase in average earning assets of $365 million as compared to 2009 due primarily as a result of the loans and investments acquired in the Republic transaction. Average loans increased by $177.7 million, or 36%, from $496.3 million at June 30, 2009 to $674 million at June 30, 2010. At June 30, 2010, average loans represented 65% of total average assets and 80% of total average deposits and customer repurchase agreements versus 80% of total average assets and 108% of total average deposits and customer repurchase agreements at June 30, 2009.

Net interest income was $19.0 million for the six months ended June 30, 2010, as compared to $10.2 million for the six months ended June 30, 2009, an increase of $8.8 million or 86%. The increase resulted primarily from an increase in average earning assets of $365 million or 67% primarily due to the Republic acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 45 basis points from 3.75% during the six months ended June 30, 2009 to 4.20% during the six months ended June 30, 2010, mainly the result of the accretion of a loan discount of $2.2 million during the six month period on acquired loans which added approximately 48 basis points to the June 30, 2010 margin of 4.20%. This amount was offset by the decrease of average loans as a percent of earning assets of 74% for the six month period ended June 30, 2010 compared to 91% for the period ended June 30, 2009.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Six Month Periods Ended June 30, 2010 and June 30, 2009

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $518,000, or 37%, when comparing the first six months of 2010 to the same period last year.

The increase in service charges was primarily due to the increase in average deposits of $373.8 million when comparing the six months ending June 30, 2010 to the six months ending June 30, 2009. This increase was primarily a result of the Republic transaction.

The increase in service charges was partially offset by the decrease in gains (losses) on securities. During the six months ended June 30, 2010, we sold $7.9 million in securities resulting in a net loss of $14,000. During the six months ended June 30, 2009, we sold approximately $14 million in securities for a net gain of $530,000

Other income increased $270,000 to $362,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily as a result fees received for letter of credits, loan servicing and miscellaneous other income resulting from operations acquired in the Republic transaction.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $5,646,000, or 49%, from $11,591,000 for the first two quarters of 2009 to $17,237,000 for the same period in 2010.

The following summarizes the changes in Non-Interest Expense accounts for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six months ended
	June 30, 2010	June 30, 2009	Difference

Salaries and employee benefits	$8,073	$4,812	$3,261
Occupancy and equipment	3,232	3,173	59
Data processing	1,275	934	341
Telephone	359	289	70
Stationery and supplies	169	123	46
Amortization of Intangibles	220	161	59
Professional fees	743	366	377
Advertising	79	33	46
Merger reorganization expenses	630	—	630
FDIC Assessment	793	684	109
Impairment of available for sale securities	—	120	(120)
Other	1,664	896	768

Total non-interest expense	$17,237	$11,591	$5,646

Salaries and employee benefits increased by approximately $3,261,000 to $8,073,000 for the six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009 of $4,812,000 primarily as a result of the acquisition of the Republic operation, including four banking centers at the end of 2009. Included in this amount is approximately $510,000 of personnel related costs that were eliminated by June 30, 2010 due to the integration of Republic. Full time equivalents at the end of June 30, 2010 were 208 compared to 133 at June 30, 2000.

Occupancy and Equipment increased by approximately $59,000 to $3,232,000 for the six month period ended June 30, 2010 as compared to the period ended June 30, 2009 of $3,173,000. In the period ended June 30, 2009, we terminated a lease resulting in a one time expense for lease termination of $300,000. This decrease was offset by the addition of the three banking centers acquired in December 2009 in the Republic transaction. Included in the $3,232,000 of Occupancy and Equipment expense for the six months ended June 30, 2010 is approximately

$250,000 of semi-annual expense related to space acquired from the Republic transaction which was eliminated effective July 1, 2010.

The Merger reorganization expense represents the accrual during the six month period ended June 30, 2010 of stay bonuses for employees whose positions have been eliminated by June 30, 2010. No additional expense for these employees is expected after June 30, 2010.

We recorded an impairment amount of $120,000 in 2009 which represented the remaining balance of a corporate investment, based on our review of the issuer’s financial condition.

We recorded a $2.8 million loan loss provision for the six months ended June 30, 2010, compared to $2.9 million for the six months ended June 30, 2009. The $2.8 million provision for the six months ended June 30, 2010 was primarily a result of the increase in classified assets and the continuing deterioration of values of underlying collateral on these assets.

We recorded a $363,000 tax expense (based on an effective tax rate of approximately 39%) for the six months ended June 30, 2010, compared to a tax benefit of $1,014,000 for the same period in 2009.

FINANCIAL CONDITION

At June 30, 2010, our total assets were $1.05 billion and our net loans were $666 million or 64% of total assets. At December 31, 2009, our total assets were $1.02 billion and our net loans were $658 million or 65% of total assets. The growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets served by 1st United Bank, as well as an increased level of commercial loan payoffs.

At June 30, 2010, the allowance for loan losses was $12.9 million or 1.90% of total loans. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.98% of total loans.

At June 30, 2010, our total deposits were $842.2 million, an increase of $39.3 million (5%) over December 31, 2009 of $802.8 million. Non-interest bearing deposits represented 26% of total deposits at June 30, 2010 compared to 24% at December 31, 2009. These increases are due to our overall business development efforts.

Loan Quality

Management seeks to maintain a high quality loans through sound underwriting and lending practices. As of June 30, 2010 and December 31, 2009, approximately 85% and 81%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, non-real estate secured commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by a variety of business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans are generally repaid from operational earnings, the collection of rent or conversion of assets. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2010 and December 31, 2009, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business

(other than noted below) exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 85% and 81%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses. Business banking provides loan facilities ranging from commercial purpose non-real estate secured loans and commercial purpose real estate secured loans, to guidance lines of credit, EXIM bank loans and SBA loans. From time to time, Business Banking also provides commercial and residential real estate acquisition and construction loans to qualified builders and developers, although this line of business is subdued at this time in the business cycle.

The following charts illustrate the composition of our loan portfolio as of June 30, 2010 and December 31, 2009.

Loan Portfolio as of June 30, 2010

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate and Farm Loans	310	$310,739	45.77%	29.71%
Construction and Development Loans	46	55,419	8.16%	5.30%
Commercial and Industrial	487	105,178	15.49%	10.06%
Closed End First Lien 1-4 Family	363	125,918	18.55%	12.04%
Home Equity Line of Credit	258	52,123	7.68%	4.98%
Multi-family Loans	34	14,735	2.17%	1.41%
Consumer Loans	195	13,548	2.00%	1.30%
Closed-End Junior Lien 1-4 Family	11	1,170	0.17%	0.11%
Other	0	113	0.01%	0.01%

Total	1,704	$678,943	100.00%	64.92%

Loan Portfolio as of December 31, 2009

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate and Farm Loans	257	$264,248	39.40%	26.02%
Construction and Development Loans	44	55,689	8.30%	5.48%
Commercial and Industrial	552	115,781	17.26%	11.40%
Closed End First Lien 1-4 Family	437	151,582	22.60%	14.93%
Home Equity Line of Credit	251	50,127	7.47%	4.94%
Multi-family Loans	39	20,574	3.07%	2.03%
Consumer Loans	188	11,736	1.75%	1.16%
Closed-End Junior Lien 1-4 Family	16	857	0.13%	0.08%
Other	0	137	0.02%	0.01%

Total	1,784	$670,731	100.00%	66.04%

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2010, and year-end 2009.

(Dollars in thousands)

	June 30, 2010		December 31, 2009

	Balance	% of Total Loans	Balance	% of Total Loans

Construction
Residential	$157	0.02%	$—	0.00%
Residential Spec	21,408	3.15%	20,309	3.03%
Commercial	—	0.00%	1,108	0.17%
Commercial Spec	3,468	0.51%	3,259	0.49%
Land Development
Residential	2,197	2.02%	1,890	0.28%
Residential Spec	13,715	3.52%	14,551	2.17%
Commercial	1,292	0.19%	—	0.00%
Commercial Spec	13,182	1.94%	14,572	2.16%

Total	$55,419	8.16%	$55,689	8.30%

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. We had no OREO property as of June 30, 2010, as compared to $635,000 at December 31, 2009.

We have identified certain assets as non performing and troubled debt restructuring assets. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All non-accruing loans and loans accruing 90 days or more are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our non performing and troubled debt restructuring assets at June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)

	June 30, 2010			December 31, 2009

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Non-Accrual Loans
Residential	$6,581	$149	$6,730	$469	$—	$469
Home Equity Lines	1,679	—	1,679	—	—	—
Commercial Real Estate	10,831	—	10,831	8,566	—	8,566
Construction and Land
Development	9,330	—	9,330	5,258	—	5,258
Commercial and Industrial	341	—	341	717	560	1,277
Other	—	—	—	—	—	—

Total	$28,762	$149	$28,911	$15,010	$560	$15,570

Accruing => 90 days past due
Residential	$—	$—	$—	$—	$—	$—
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Construction and Land
Development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	54	—	54
Other	—	—	—	—	—	—

Total	$—	$—	$—	$54	$—	$54

Total non-accruing loans	$28,762	$149	$28,911	$15,010	$560	$15,570
Accruing => 90 days past due	—	—	—	54	—	54
Foreclosed real estate	—	—	—	635	—	635

Total non-performing assets	28,762	149	28,911	15,699	560	16,259
			—
Trouble debt restructured loans	6,533	—	6,533	1,990	—	1,990

Total non-performing assets and restructured loans	$35,295	$149	$35,444	$17,689	$560	$18,249

Ratios
Total non-accruing loans to total loans			4.26%			2.32%
Total non-performing assets to total assets			2.76%			1.60%
Total non-performing assets and troubled debt restructured loans to total assets			3.39%			1.80%

Since December 31, 2009, approximately $2.4 million in non-accrual loans was charged off, and approximately $21.7 million was added (excluding assets acquired in the Republic transaction) to non-accrual and $6.0 million in previously non-accrual loans paid off or were placed back on accrual, during the quarter. The $149,000 in non-performing assets acquired in the Republic transaction are all covered under the Loss Share Agreements and we do not expect any additional future losses on these assets. Four loans made up a substantial portion of the additions to non-accrual during the year: a $7.1 million (net of a specific reserve of $330,000), seven-unit water front home project in Broward County which was appraised in November 2009 for approximately $8.0 million; a loan of $4.0 million (net of a specific reserve of $160,000) secured by a single family home in Palm Beach County appraised in February 2010 for $4.5 million; a $2.2 million loan on a day care in Palm Beach County which was appraised in September 2009 for $2.9 million; and a loan of $1.7 million on a single family home in Broward county which was appraised in March 2010 for $4.2 million. Significant loans included in non-accrual loans not covered by Loss Share Agreements, in addition to those noted above, at June 30, 2010 include: $1.7 million (net of a specific reserve of $500,000) secured by new commercial office/warehouse property in Broward County, Florida (appraised January 2010 at $2.5 million), $1.6 million participation loan secured by land in Orlando, Florida (pro rata portion appraised November 2009 at $1.8 million), $1.4 million secured by receivables and commercial building in Broward County, Florida (building appraised at April 2010 at $1.3 million), $1.5 million (net of a specific reserve of $200,000) secured by an office building in Boca Raton, Florida (appraised January 2010 at $1.8 million), and a $810,000 loan (net of a specific reserve of $90,000) on a home in Palm Beach County (appraised April 2010 at $900,000). The remaining 21 non-accrual loans are each under $750,000. We have specific reserves included in the allowance for loan losses of $2.4 million for potential loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans. The total allowance for loan losses to non-performing loans is 45% at June 30, 2010 compared to 85% at December 31, 2009. The decrease in allowance to non performing loans is primarily due to charge-offs during the period ended June 30, 2010 and the collateral value coverage on non-performing assets at June 30, 2010.

Delinquent Loans

(Dollars in thousands)

			Non-Accrual and 90 day accruing and Over

	Accruing 60-89				Total

	Number	Amount	Number	Amount	Number	Amount

As of June 30, 2010
Residential	—	$—	6	$6,730	6	$6,730
Home Equity Lines	—	—	4	1,679	4	1,679
Commercial Real Estate	4	2,391	14	10,831	18	13,222
Construction and Land	1	315	3	9,330	4	9,645
Commercial and Industrial	5	1,312	4	341	9	1,653
Other	—	—	—	—	—	—

Total	10	$4,018	31	$28,911	41	$32,929

Included in the table above as of June 30, 2010 in the non-accrual and 90 day and over category is one loan with a carrying value of $149,000, which is subject to the Loss Share Agreement.

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and 90 day accruing and Over		Total

	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2009
Residential	3	$241	1	$469	4	$710
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	7	5,384	12	8,566	19	13,950
Construction and Land	1	2,150		5,258	4	7,408
Commercial and Industrial	3	1,047	11	1,277	14	2,324
Other	—	—	—	—	—	—

Total	14	$8,822	27	$15,570	41	$24,392

Included in the table above as of December 31, 2009 in the accruing 60 - 89 category are 8 loans with a carrying value of $3.9 million, and in the non-accrual and 90 day and over category are 3 loans with a carrying value of $560,000, which are subject to the Loss Share Agreements.

Impaired Loans

	June 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$9,042	$5,900
Loans with allocation for loan losses	29,691	11,100

Total Impaired	$38,733	$17,000

Amount of allowance for loan losses allocated	$3,391	$1,522

All non-accrual loans and troubled debt restructurings are included in impaired loans.

At June 30, 2010 and December 31, 2009, we had approximately $6.5 million and $2.0 million, respectively, of loans classified as troubled debt restructurings that are performing in accordance with the restructured terms.

During the quarters ended June 30, 2010 and 2009, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $201,000, and $181,000, respectively.

For the six months ended June 30, 2010 and 2009, interest income not recognized on non accrual loans (but would have been recognized if these loans were current) was approximately $318,000 and $225,000, respectively.

Allowance for Loan Losses

At June 30, 2010, the allowance for loan losses was $12.9 million or 1.90% of total loans. At June 30, 2010, no portion of the allowance for loan losses related to the approximately $159.6 million of loans covered under the Loss Share Agreements. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.98% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

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

Substandard loans

	June 30, 2010

	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total

Substandard – Impaired	$38,733	$—	$38,733

Substandard – Not Impaired	26,652	4,321	30,973

Total Loans Classified as Substandard	$65,385	$4,321	$69,706

Substandard loans

	December 31, 2009

	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total

Substandard – Impaired	$17,000	$—	$17,000

Substandard – Not Impaired	38,296	1,945	42,186

Total Loans Classified as Substandard	$55,296	$1,945	$59,186

All non-accrual loans and troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all impaired loans, non-accrual loans, and troubled debt restructurings totaled $69.7 million at June 30, 2010 (of which $4.3 million are subject to the Loss Share Agreement) and $59.2 million at December 31, 2009. In addition, at June 30, 2010, we identified approximately $38.7 million (or 5.8% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $17.0 million or 2.5% of total loans at December 31, 2009. At June 30, 2010 and December 31, 2009, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $4.8 million and $1.5 million, respectively.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral and other weaknesses. At June 30, 2010, we had $17.3 million (2.6% of outstanding loans) in the Special Mention category which compares to $24.0 million (4.8% of outstanding loans) at December 31, 2009. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

At June 30, 2010, we had $34.0 million in loans (net of an accretable difference of $6.9 million and non-accretable difference of $24.0 million) which were acquired in the Republic Transaction and the Equitable Merger which at the time of acquisition we assessed that it would be improbable of collecting all contractually required payments. Included in the $34.0 million loans is $4.2 million in loans which are included in non-accrual loans as we cannot reasonably estimate cash flows. For the remaining loans we estimate remaining cash flows quarterly and if they are determined to be less than originally estimated, impairment is determined and included in the allowance for loan loss analysis. At June 30, 2010, none of these remaining loans were impaired.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 9.4% of our earning asset base for the period ended June 30, 2010, as compared to 8.7% at year ended December 31, 2009, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits increased by $39.3 million from December 31, 2009 to total deposits of $842.2 million at June 30, 2010, due primarily to business development efforts. Broker deposits at June 30, 2010 were $17.5 million, or 2% of deposits. At June 30, 2010, non-interest bearing deposits represented approximately 26.2% of deposits compared to 24.2% at December 31, 2009.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2010, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 16.7%, a Tier 1 risk-based capital ratio of 14.5%, and a Tier 1 leverage ratio of 7.8%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2010
Total Capital to risk-weighted assets Consolidated	$137,082	25.41%	$43,163	8.00%	$53,953	10.00%
1st United	89,431	16.71%	42,812	8.00%	53,515	10.00%
Tier I capital to risk-weighted assets Consolidated	125,268	23.22%	21,581	4.00%	32,372	6.00%
1st United	77,677	14.53%	21,406	4.00%	32,109	6.00%
Tier I capital to total average assets Consolidated	125,268	12.51%	40,046	4.00%	50,057	5.00%
1st United	75,939	7.80%	39,848	4.00%	49,809	5.00%

As of December 31, 2009
Total Capital to risk-weighted assets Consolidated	$134,518	25.76%	$41,777	8.00%	$52,221	10.00%
1st United	87,486	16.91%	41,400	8.00%	51,750	10.00%
Tier I capital to risk-weighted assets Consolidated	122,907	23.54%	20,888	4.00%	31,333	6.00%
1st United	75,939	14.67%	20,700	4.00%	31,050	6.00%
Tier I capital to total average assets Consolidated	122,907	17.33%	28,367	4.00%	35,459	5.00%
1st United	75,939	10.70%	28,383	4.00%	35,479	5.00%

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

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank. At June 30, 2010, we had approximately $145.4 million in cash and cash equivalents.

At June 30, 2010, we had no short-term borrowings and long-term borrowings of $5 million from the FHLB. At June 30, 2010, we had commitments to originate loans totaling $72.7 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2010 totaled $250.6 million, and maturing loans totaled approximately $184.3 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2010, we had short-term lines available from correspondent banks totaling $26 million. FRB discount window availability of $33.7 million, and borrowing capacity from the FHLB of $63.6 million based on collateral pledged, for a total credit available of $123.3 million. In addition, being “well capitalized,” the Bank can access the wholesale deposits for approximately $242.7 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2010, we had $72.7 million in commitments to originate loans and $4.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

On July 27, 2010, we announced via press release our financial results for the three and six-month period ended June 30, 2010. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 27, 2010.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: July 27, 2010	By: /s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 27, 2010