Form 10-Q
period 2010-09-30
1st United Bancorp, Inc.
filed 2010-10-25
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2010

Common stock, $.01 par value	24,781,660

1ST UNITED BANCORP, INC.
September 30, 2010
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

ITEM 1.	FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2010 (unaudited)	December 31, 2009

ASSETS
Cash and due from financial institutions	$170,070	$134,504
Federal funds sold	519	737

Cash and cash equivalents	170,589	135,241
Time deposits in other financial institutions	75	75
Securities available for sale	87,187	88,843
Loans held for sale	722	151
Loans, net of allowance of $11,501 and $13,282 at September 30, 2010 and year end 2009	666,708	654,771
Nonmarketable equity securities	10,479	10,233
Premises and equipment, net	9,082	9,228
Other Real Estate Owned	263	635
Company-owned life insurance	4,688	4,566
FDIC loss share receivable	43,432	43,285
Goodwill	45,008	45,008
Core deposit intangible	2,718	3,045
Accrued interest receivable and other assets	22,215	18,786

	$1,063,166	$1,013,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$231,178	$194,185
Interest bearing	632,209	608,623

Total deposits	863,387	802,808
Federal funds purchased and repurchase agreements	11,882	22,343
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	4,875	5,091
Accrued interest payable and other liabilities	5,449	8,031

Total liabilities	890,593	843,273

Shareholders’ equity
Undesignated preferred stock – no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 24,781,660 issued and outstanding at September 30, 2010 and year end 2009	248	248
Additional paid-in capital	181,434	180,888
Accumulated deficit	(10,266)	(10,587)
Accumulated other comprehensive income	1,157	45

Total shareholders’ equity	172,573	170,594

	$1,063,166	$1,013,867

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

Interest income:
Loans, including fees	$10,111	$6,478	$31,082	$19,334
Securities	833	496	2,577	1,455
Federal funds sold and other	157	52	434	132

Total interest income	11,101	7,026	34,093	20,921
Interest expense:
Deposits	1,771	1,633	5,520	4,931
Federal funds purchased and repurchase agreements	6	8	18	30
Federal Home Loan Bank and Federal Reserve Bank borrowings	58	94	175	297
Other borrowings	39	81	175	245

Total interest expense	1,874	1,816	5,888	5,503

Net interest income	9,227	5,210	28,205	15,418
Provision for loan losses	2,870	185	5,620	3,090

Net interest income after provision for loan losses	6,357	5,025	22,585	12,328

Non interest income:
Service charges and fees on deposit accounts	783	325	2,328	976
Net gains on sales of securities	449	100	435	630
Losses on sales of OREO	—	—	(86)	—
Gains on sales of residential loans	18	17	53	85
Increase in cash surrender value of Company owned life insurance	39	45	122	111
Other	246	93	608	185

Total non-interest income	1,535	580	3,460	1,987

Non interest expense:
Salaries and employee benefits	3,764	2,348	11,837	7,160
Occupancy and equipment	1,509	1,367	4,741	4,540
Data processing	696	461	1,971	1,395
Telephone	203	138	562	427
Stationery and supplies	78	54	247	177
Amortization of Intangibles	107	76	327	237
Professional fees	517	185	1,260	551
Advertising	28	16	107	49
Merger reorganization expenses	—	—	630	—
FDIC Assessment	392	201	1,185	885
Other than temporary loss:
Total impairment losses	—	—	—	120
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	120
Other	953	482	2,617	1,378

Total non interest expense	8,247	5,328	25,484	16,919

Income (loss) before taxes	(355)	277	561	(2,604)
Income tax expense (benefit)	(123)	93	240	(921)

Net income (loss)	(232)	184	321	(1,683)
Preferred stock dividends earned	—	875	—	1,238

Net income (loss) available to common shareholders	$(232)	$(691)	$321	$(2,921)

Basic earnings (loss) per share	$(0.01)	$(0.06)	$0.01	$(.31)
Diluted earnings (loss) per share	$(0.01)	$(0.06)	$0.01	$(.31)

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended September 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at July 1, 2009	459,503	$4,595	10,000	$9,295	500	$556	8,670,231	$87	$105,768	$(14,324)	$(162)	$105,815
Comprehensive income:
Net income (loss)										184		184
Change in net unrealized gain (loss) on securities available for sale											604	604

Total comprehensive income (loss)												788
Dividends declared on preferred stock				705		(56)				(873)		(224)
Stock-based compensation expense									112			112
Issuance of common stock, net of issuance cost of $4,485							14,000,000	140	65,375			65,515

Balance, September 30, 2009	459,503	$4,595	10,000	$10,000	500	$500	22,670,231	$227	$171,255	$(15,013)	$442	$172,006

Balance at July 1, 2010	—	$—	—	$—		$—	24,781,660	$248	$181,250	$(10,034)	$1,520	$172,984
Comprehensive income:
Net income (loss)										(232)		(232)
Change in net unrealized gain (loss) on securities available for sale											(363)	(363)
Total comprehensive income (loss)												(595)
Stock-based compensation expense									184			184

Balance at September 30, 2010	—	$—	—	$—	—	$—	24,781,660	$248	$181,434	$(10,266)	$1,157	$172,573

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock

Balance at January 1, 2009	459,503	$4,595
Comprehensive income:
Net income (loss)			—	—			—
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Dividends declared on preferred stock						$730
Stock-based compensation expense
Exchange of Series A Preferred Stock for Series B Preferred Stock	(459,503)	(4,595)	459,503	4,595
Issuance of Series C Preferred stock net of issuance cost of $171					10,000	9,270
Issuance of Series D Preferred stock							500
Issuance of common stock net of issuance cost of $4,485

Balance, September 30, 2009	—	$—	459,503	$4,595	10,000	$10,000	500

Balance at January 1, 2010	—	$—	—	$—	—	$—	—
Comprehensive income:
Net income (loss)
Change in net unrealized gain (loss) on securities available for sale
Total comprehensive income (loss)
Stock-based compensation expense
Registration cost on issuance of common stock

Balance at September 30, 2010	—	$—	—	$—	—	$—	—

	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2009		8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income (loss)	—				(1,683)		(1,683)
Change in net unrealized gain (loss) on securities available for sale						(327)	(327)

Total comprehensive income (loss)							(2,010)
Dividends declared on preferred stock	$(59)				(1,168)		(497)
Stock-based compensation expense				299			299
Exchange of Series A Preferred Stock for Series B Preferred Stock
Issuance of Series C Preferred stock net of issuance cost of $171							9,270
Issuance of Series D Preferred stock	559						559
Issuance of common stock net of issuance cost of $4,485		14,000,000	140	65,375			65,515

Balance, September 30, 2009	$500	22,670,231	$227	$171,255	$(15,013)	$442	$172,006

Balance at January 1, 2010	$—	24,781,660	$248	$180,888	$(10,587)	$45	$170,594
Comprehensive income:
Net income (loss)					321		321
Change in net unrealized gain (loss) on securities available for sale						1,112	1,112

Total comprehensive income (loss)							1,433

Stock-based compensation expense				567			567
Registration cost on issuance of common stock				(21)			(21)

Balance at September 30, 2010	$—	24,781,660	$248	$181,434	$(10,266)	$1,157	$172,573

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	2010	2009

Cash flows from operating activities
Net income (loss)	$321	$(1,683)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	5,620	3,090
Depreciation and amortization	1,474	1,571
Net accretion of purchase accounting adjustments	(4,144)	—
Net amortization of securities	527	149
Impairment of available for sale securities	—	120
Increase in cash surrender value of Company-owned life insurance	(122)	(111)
Stock-based compensation expense	567	299
Net (gain) loss on sale of securities	(435)	(630)
Net (gain) loss on foreclosed assets	86	0
Net (gain) loss on premises and equipment	3	1
Net (gain) loss on sale of loans held for sale	(53)	(85)
Loans originated for sale	(3,033)	(5,203)
Proceeds from sale of loans held for sale	2,515	6,488
Net change in:
Deferred income tax	(893)	(2,515)
Deferred loan fees	(308)	56
Other assets	(4,123)	4,296
Accrued expenses and other liabilities	(2,582)	(219)

Net cash from (used for) operating activities	(4,580)	5,624
Cash flows from investing activities
Proceeds from sales and calls of securities	22,044	20,360
Proceeds from security maturities, and prepayments	13,799	6,786
Purchases of securities	(32,496)	(42,721)
Loan originations and payments, net	(12,709)	(16,386)
Proceeds from sale of other real estate owned	593	—
Net change in nonmarketable equity securities	(246)	302
Additions to premises and equipment, net	(746)	(487)
Proceeds from surrender of Company-owned life insurance	—	52

Net cash used for investing activities	(9,761)	(32,094)
Cash flows from financing activities
Net change in deposits	60,387	22,997
Net change in federal funds purchased and repurchase agreements	(10,461)	(8,047)
Net change in short term Federal Home Loan Bank and Federal Reserve Bank borrowings	—	(36,013)
Net change in other borrowings	(216)	(250)
Issuance of preferred stock	—	9,829
Issuance of common stock, net of issuance costs	(21)	65,515
Dividends paid	—	(497)

Net cash from financing activities	49,689	53,534

Net change in cash and cash equivalents	35,348	27,064
Beginning cash and cash equivalents	135,241	19,102

Ending cash and cash equivalents	$170,589	$46,166

Supplemental cash flow information:
Interest paid	6,001	5,537
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$307	$365
Transfer from loans to loans held for sale	—	151

See accompanying notes to consolidated financial statements

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or performing and non-performing loans transferred from 1st United for disposal and resolution. At September 30, 2010 and December 31, 2009, EEL held $5.2 million in loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The weighted average common shares outstanding for the three months ended September 30, 2010 and September 30, 2009 were 24,781,660 and 10,800,666, respectively, for computing basic earnings (loss) per share and 24,781,660 and 10,800,666, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 2,799,996 and 2,439,221, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for the quarters ended September 30, 2010 and 2009 because consideration of those instruments would be antidilutive.

NOTE 1 – BASIS OF PRESENTATION (Continued)

The weighted average common shares outstanding for the nine months ended September 30, 2010 and September 30, 2009 were 24,781,660 and 9,388,180, respectively, for computing basic earnings (loss) per share and 24,923,087 and 9,388,180, respectively, for computing diluted earnings (loss) per share. Stock options to acquire 1,072,535 and 2,439,221, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for 2010 and 2009 because consideration of those instruments would be antidilutive.

NOTE 2 – ACQUISITION

On December 11, 2009, the Company announced that 1st United, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to preliminary fair values became available. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

	December 11, 2009 (As initially reported)	Preliminary Measurement Period Adjustments		December 11, 2009 (As adjusted)

Cash and cash equivalents	$25,026	$		$25,026
Securities	33,637			33,637
Federal Reserve Bank and Federal Home Loan Bank stock	5,266			5,266
Loans	198,562		(12,920)	185,642
Core deposit intangible	1,248			1,248
FDIC loss share receivable	32,900		10,385	43,285
Other assets	3,223		(227)	2,996

TOTAL ASSETS ACQUIRED	$299,862		$(2,762)	$297,100

Deposits	$349,647	$		$349,647
Repurchase agreements	3,724			3,724
Federal Home Loan Bank advances	78,823			78,823
Other	2,376		(5)	2,371

TOTAL LIABILITIES ASSUMED	$434,570		$(5)	$434,565

Excess of liabilities over assets acquired	(134,708)		(2,757)	(137,465)
Cash received from FDIC	158,000		—	158,000

RECORDED GAIN ON ACQUISITION	$23,292		$(2,757)	$20,535

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2010
U.S. Government and federal agency	$8,985	$121	$—	$9,106
Mortgage-backed: residential	76,347	1,737	(3)	78,081
Municipal securities	—	—	—	—

	$85,332	$1,858	$(3)	$87,187

December 31, 2009
U.S. Government and federal agency	$12,490	$7	$(80)	$12,417
Mortgage-backed: residential	74,292	648	(502)	74,438
Municipal securities	1,988	—	—	1,988

	$88,770	$655	$(582)	$88,843

At September 30, 2010 and year end 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity were as set for in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	4,992	5,101
Due after ten years	3,993	4,005
Residential Mortgage-backed	76,347	78,081

	$85,332	$87,187

Securities as of September 30, 2010 and December 31, 2009 with a carrying amount of $34,353 and $41,233, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds from sales and calls of securities available for sale were $14,152 and $2,903 for the three months ended September 30, 2010 and 2009, and $22,044 and $20,360 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $449 and $100 and gross losses of $0 and $0 were realized on these sales during the three months ended September 30, 2010 and 2009, respectively. Gross gains of $503 and $630 and gross losses of $68 and $0 were realized on these sales during the nine months ended September 30, 2010 and 2009, respectively.

Gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2010
Residential Mortgage-backed	5,039	(3)	—	—	5,039	(3)

	$5,039	$(3)	$—	$—	$5,039	$(3)

December 31, 2009
U.S. Government and federal agency	$6,806	$(80)	$—	$—	$6,806	$(80)
Residential Mortgage-backed	39,319	(502)	—	—	39,319	(502)

	$46,125	$(582)	$—	$—	$46,125	$(582)

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

At September 30, 2010, securities with unrealized losses had depreciated 0.1% from the Company’s amortized cost basis. At December 31, 2009, securities with unrealized losses had depreciated 1.3% from the Company’s amortized cost basis. Based on the Company’s assessment, these differences at September 30, 2010 and December 31, 2009, were determined to be temporary.

NOTE 4 - LOANS

Loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010			December 31, 2009

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$10,871	$99,556	$110,427	$35,876	$79,905	$115,781
Real estate:
Residential	82,251	97,667	179,918	85,936	114,941	200,877
Commercial	57,835	270,764	328,599	57,926	225,770	283,696
Construction	807	49,326	50,133	1,108	54,581	55,689
Consumer and other	1,376	7,928	9,304	266	11,607	11,873

	$153,140	$525,242	$678,381	$181,112	$486,804	$667,916

Add (deduct):
Unearned income and net deferred loan (fees) costs			(172)			137
Allowance for loan losses			(11,501)			(13,282)

	$152,865	$525,242	$666,708			$654,771

At September 30, 2010 and December 31, 2009, the Company had approximately $153,140 and $181,112, respectively, in outstanding loans covered by Loss Share Agreements.

Included in commercial and commercial real estate loans above are loans originated through government guaranteed lending programs totaling $18.5 million and $28.1 million at September 30, 2010 and December 31, 2009, respectively. Of these amounts, approximately $4.1 million and $6.1 million at September 30, 2010 and December 31, 2009, respectively, represent unguaranteed portions retained by the Company.

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,

	2010	2009

Beginning balance	$13,282	$5,799
Provision for loan losses	5,620	3,090
Loans charged-off	(7,583)	(1,707)
Recoveries	182	7

Ending balance	$11,501	$7,189

As part of the acquisitions of Republic Federal Bank, National Association in 2009 from the Federal Deposit Insurance Corporation and of Equitable Financial Group, Inc., the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination of the loans and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at September 30, 2010 was approximately $34.8 million, net of a discount of $27.0 million. During the three and nine months ended September 30, 2010, approximately $758 and $2.4 million, respectively was accreted into income on these loans and at September 30, 2010 the remaining accretable difference is $6.7 million. In addition, $30.0 million of the $34.8 million is covered by the Loss Share Agreements.

At September 30, 2010, $4.2 million of these loans were included in nonperforming loans, and considered impaired. Further, the Company recorded no change in the allowance for loan losses during the three and nine months ended September 30, 2010 with respect to these loans, and $0 and $320 during the three and nine months ended September 30, 2009, respectively.

NOTE 5 – FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at September 30, 2010 and year end 2009.

	September 30 2010		December 31, 2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$170,589	$170,589	$135,241	$135,241
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	87,187	87,187	88,843	88,843
Loans, net, including loans held for sale	666,708	660,878	654,771	649,251
Nonmarketable equity securities	10,479	N/A	10,233	N/A
Bank owned life insurance	4,688	4,688	4,566	4,566
Accrued interest receivable	3,449	3,449	1,919	1,919

Financial liabilities
Deposits	(863,387)	(863,750)	(802,808)	(804,377)
Federal funds purchased and repurchase agreements	(11,882)	(11,882)	(22,343)	(22,343)
Federal Home Loan Bank advances	(5,000)	(5,000)	(5,000)	(5,080)
Other borrowings	(4,875)	(4,875)	(5,091)	(5,055)
Accrued interest payable	(782)	(782)	(2,021)	(2,021)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at September 30, 2010 using:

	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
U.S. Government and Federal Agency bonds	9,106		9,106

Mortgage-backed: residential	$78,081	$	$78,081	$

NOTE 5 – FAIR VALUES (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at September 30, 2010 using:

	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$23,938	$	$	$23,938
Other real estate owned	$263	$	$	$263

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $28,280, with a valuation allowance of $4,342 resulting in additional provision for loan losses of $1,462 and $3,021 for the three and nine months, respectively, ended September 30, 2010.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this management’s discussion and analysis, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

1st United Bank received $34.2 million from the FDIC above the Republic carrying value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.3 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

As previously disclosed, the fair value initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. The information included in this MD&A section reflects the affect of the preliminary valuation adjustments at December 31, 2009 and at and for the period ended September 30, 2010.

1st United Bank did not immediately acquire the furniture or equipment of Republic as part of the Republic Agreement. However, 1st United Bank had the option to purchase the furniture and equipment from the FDIC. The term of this option expired March 11, 2010. We agreed to purchase furniture and equipment from the FDIC at fair value for $495,000. 1st United also had until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will be assumed. Each of the four banking centers acquired is leased. We assumed (in one case, on a negotiated basis) three banking center leases and requested the FDIC to repudiate all other leases including the lease for the Aventura banking center which was closed on April 23, 2010. This location was within two miles of our North Miami Beach banking center and we determined closing this banking center will have minimal impact on our customers.

As a result of this acquisition, we had 15 banking centers at September 30, 2010, as compared to 12 banking centers at September 30, 2009.

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

We follow a business plan that emphasizes the delivery of commercial banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, professional market services, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration lending program, Export/Import Bank lending programs, as well as on small business lending. We focus on building balanced loan and deposit portfolios, with emphasis on low cost liabilities and variable rate loans.

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

Financial Overview

•

Net loss for the quarter ended September 30, 2010 was $232,000 compared to a net income of $184,000 for the quarter ended September 30, 2009. Net income for the nine month period ended September 30, 2010 was $321,000 compared to a net loss of $1,683,000 for the nine months ended September 30, 2009.

•

Net interest margin increased to 3.95% for the quarter ended September 30, 2010, compared to 3.72% for the quarter ended September 30, 2009. Net interest margin increased to 4.11% for the nine months ended September 30, 2010, compared to 3.74% for the nine months ended September 30, 2010.

•

During the nine months ended September 30, 2010, we incurred approximately $1,390,000 in personnel related and facilities costs that related to the integration of Republic. No integration related costs were expended in the three months ended September 30, 2010, and we expect no such costs in the future.

•	Nonperforming assets at September 30, 2010 represented 2.38% of total assets compared to 1.60% at December 31, 2009.

•

Provision for loan losses for the three and nine months ended September 30, 2010, was $2.87 million and $5.62 million, respectively, compared to $185,000 and $3.1 million for the three and nine months ended September 30, 2009. The increase in 2010 was primarily a result of additional loan provisions related to resolutions of non-performing assets in 2010 and the overall increase in classified assets over 2009.

•

Other changes in operating results for the three and nine month periods ended September 30, 2010, when compared to the three and nine month periods ended September 30, 2009, were substantially a result of the impact of the Republic transaction.

OPERATING RESULTS

For the quarter ended September 30, 2010, we reported a net loss of $232,000 compared to net income of $184,000 for the third quarter of 2009.

For the nine month period ended September 30, 2010, we reported a net income of $321,000 compared to a net loss of $1,683,000 for the nine month period ended September 30, 2009. We have summarized the material variances between periods below.

Analysis of Quarters ended September 30, 2010 and 2009

Net Interest Income – Quarters Ended September 30, 2010 and 2009

The following table reflects the components of net interest income, setting forth for the three month periods ended September 30, 2010 and 2009, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Net interest earnings for the three month periods ended September 30, 2010 and 2009 are reflected in the following table (dollars in thousands):

	September 30, 2010			September 30, 2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$678,996	$10,111	5.97%	$504,495	$6,478	5.15%
Investment securities	95,797	833	3.48%	46,028	496	4.31%

Federal funds sold and securities purchased under resale agreements and other	161,289	157	0.39%	11,304	52	1.85%

Total interest earning assets	936,082	11,101	4.76%	561,827	7,026	5.02%

Non interest earning assets	136,041			82,749
Allowance for loan losses	(12,791)			(7,189)

Total assets	$1,059,332			$637,387

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$104,356	$48	0.18%	$62,629	$37	0.24%
Money market accounts	185,565	429	0.93%	104,398	274	1.05%
Savings accounts	38,157	53	0.56%	14,088	22	0.63%
Certificates of deposit	301,166	1,242	1.65%	184,861	1,302	2.82%
Customer Repurchase Agreements	13,190	6	0.18%	12,757	8	0.25%
Other borrowings	9,978	96	3.86%	39,620	173	1.75%

Total interest bearing liabilities	652,412	1,874	1.15%	418,353	1,816	1.74%

Non interest bearing liabilities
Demand deposit accounts	228,336			103,934
Other liabilities	5,066			3,320

Total non interest bearing liabilities	233,402			107,254

Shareholders’ equity	173,518			111,780

Total liabilities and shareholders’ equity	$1,059.332			$637,387

Net interest spread		$9,227	3.60%		$5,210	3.27%

Net interest on average earning assets - Margin			3.95%			3.72%

Our net interest income for the third quarter of 2010 was positively impacted by the increase in average earning assets of $374.3 million as compared to 2009 due primarily as a result of the loans and investments acquired in the Republic transaction. Average loans increased by $174.5 million, or 35%, from $504.5 million for the three month period ended September 30, 2009, to $679 million for the three month period ended September 30, 2010. At September 30, 2010, loans represented 64% of total average assets and 78% of total average deposits and customer repurchase agreements versus 79% of total average assets and 105% of total deposits and customer repurchase agreements at September 30, 2009.

Net interest income was $9.2 million for the three months ended September 30, 2010, as compared to $5.2 million for the three months ended September 30, 2009, an increase of $4.0 million or 76%. The increase resulted primarily from an increase in average earning assets of $374.3 million or 66% primarily due to the Republic acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 23 basis points from 3.72% during the three months ended September 30, 2009 to 3.95% during the three months ended September 30, 2010, mainly the result of the accretion of a loan discount of $1.0 million during the quarter on acquired loans which added approximately 42 basis points to the September 30, 2010 margin. This amount was partially offset by the decrease of average loans as a percent of earning assets of 73% for the period ended September 30, 2010 compared to 90% for the period ended September 30, 2009.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Quarters Ended September 30, 2010 and 2009

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $955,000, or 165%, when comparing the third quarter of 2010 to the same period last year. The increase is mainly due to an increase of $458,000 (141%) in service charges to $783,000 for the quarter ended September 30, 2010 as compared to $325,000 for the quarter ended September 30, 2009. The increase in service charges was primarily due to an increase of $378 million in average deposits when comparing the three months ended September 30, 2010, with the three months ended September 30, 2009. The increase was primarily a result of the Republic transaction.

During the quarter ended September 30, 2010, we sold $13.1 million in securities for a net gain of $449,000. During the quarter ended September 30, 2009, we sold approximately $3 million of securities for a net gain of $100,000. The sales of these available for sale securities in 2009 were made to take advantage of market conditions.

Other income increased $153,000 to $246,000 for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 primarily as a result of fees received for letter of credits, loan servicing and miscellaneous other income resulting from operations acquired in the Republic transaction.

Our noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $2.9 million or 55%, from $5.3 million for the third quarter of 2009 to $8.2 million for the third quarter of 2010.

The following summarizes the changes in non-interest expense accounts for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (dollars in thousands):

	Three months ended

	September 30, 2010	September 30, 2009	Difference

Salaries and employee benefits	$3,764	$2,348	$1,416
Occupancy and equipment	1,509	1,367	142
Data processing	696	461	235
Telephone	203	138	65
Stationery and supplies	78	54	24
Amortization of Intangibles	107	76	31
Professional fees	517	185	332
Advertising	28	16	12
FDIC Assessment	392	201	191
Other	953	482	471

Total non-interest expense	$8,247	$5,328	$2,919

Salary and employee benefits increased by approximately $1,416,000 to $3,764,000 for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 of $2,348,000 primarily as a result of the acquisition of the Republic operation, including three banking centers at the end of 2009. Full time equivalent employees at the end of September 30, 2010 were 203 compared to 152 at September 30, 2009.

Occupancy and Equipment increased by approximately $142,000 to $1,509,000 for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 of $1,367,000. The increase was primarily a result of the additional banking centers acquired due to the Republic acquisition.

Professional fees increased by $332,000 to $517,000 for the quarter ended September 30, 2010 primarily a result of costs related to the increase in non-performing assets during this period as compared to 2009.

FDIC assessment expense increased by $191,000 to $392,000 for the quarter ended September 30, 2010 as compared to $201,000 for the quarter ended September 30, 2009. The increase of $191,000 for the quarter ended September 30, 2010 was a result of the overall increase in deposits resulting from the Republic transaction and an overall increase in the FDIC assessment rate as compared to 2009.

The other increases in other expenses were primarily due to the Republic acquisition.

We recorded a $2.87 million loan loss provision for the three months ended September 30, 2010, compared to $185,000 for the three months ended September 30, 2009. The provision for the quarter ended September 30, 2010 was primarily a result of: a sale of a non-performing loan during the quarter resulting in an additional provision of $900,000; a discounted payoff anticipated on a $1.1 million non-performing asset expected to close in the fourth quarter resulting in an additional provision of $500,000; and the remaining increase was primarily due to the deterioration of values of underlying collateral on classified assets.

We recorded an income tax benefit of $123,000 for the three months ended September 30, 2010, compared to a $93,000 tax expense for the three months ended September 30, 2009 based on the effective tax rate of our Company.

Analysis for Nine Month Periods ended September 30, 2010 and 2009

Net Interest Income – Nine Month Periods ended September 30, 2010 and 2009

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

Net interest earnings for the nine month periods ended September 30, 2010 and 2009 are reflected in the following table (dollars in thousands):

	September 30, 2010			September 30, 2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$673,099	$31,082	6.17%	$499,090	$19,334	5.18%
Investment securities	93,173	2,577	3.69%	42,593	1,455	4.55%

Federal funds sold and securities purchased under resale agreements and other	151,004	434	4.97%	10,073	132	1.75%

Total interest earning assets	917,276	34,093	4.97%	551,756	20,921	5.07%

Non interest earning assets	139,187			82,155
Allowance for loan losses	(13,293)			(6,296)

Total assets	$1,043,170			$627,615

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$106,144	146	0.18%	$60,001	$110	0.25%
Money market accounts	169,927	1,229	0.97%	102,750	742	0.97%
Savings accounts	37,319	176	0.63%	13,809	63	0.61%
Certificates of deposit	305,661	3,970	1.74%	181,560	4,016	2.96%
Customer Repurchase Agreements	14,622	18	0.16%	14,703	30	0.27%
Other borrowings	10,008	349	4.66%	40,834	542	1.77%

Total interest bearing liabilities	643,681	5,888	1.22%	413,657	5,503	1.78%

Non interest bearing liabilities
Demand deposit accounts	220,631			103,636
Other liabilities	6,449			3,247

Total non interest bearing liabilities	227,080			106,883

Shareholders’ equity	172,409			107,075

Total liabilities and shareholders’ equity	$1,043,170			$627,615

Net interest spread		$28,205	3.75%		$15,418	3.29%

Net interest on average earning assets - Margin			4.11%			3.74%

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	September 30, 2010 and 2009

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	$11,748	$7,576	$4,172
Investment securities	1,122	1,444	(322)
Interest earning assets

Federal funds sold and securities purchased under resale agreements and other	303	481	(178)

Total interest earning assets	$13,173	$9,501	$3,672

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$36	$69	$(33)
Money market accounts	487	486	1
Savings accounts	113	111	2
Certificates of deposit	(46)	2,039	(2,085)
Customer Repos	(12)	—	(12)
Other borrowings	(193)	(620)	427

Total interest bearing liabilities	$385	$2,085	$(1,700)

Net interest spread	$12,788	$7,416	$5,372

Our net interest income for the nine months ended September 30, 2010 was positively impacted by the increase in average earning assets of $365.5 million as compared to 2009 due primarily as a result of the loans and investments acquired in the Republic transaction. Average loans increased by $174 million, or 35%, from $499.1 million at September 30, 2009 to $673.1 million at September 30, 2010. At September 30, 2010, average loans represented 65% of total average assets and 79% of total average deposits and customer repurchase agreements versus 80% of total average assets and 105% of total average deposits and customer repurchase agreements at September 30, 2009.

Net interest income was $28.2 million for the nine months ended September 30, 2010, as compared to $15.4 million for the nine months ended September 30, 2009, an increase of $12.8 million or 83%. The increase resulted primarily from an increase in average earning assets of $366 million or 66% primarily due to the Republic acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 37 basis points from 3.74% during the nine months ended September 30, 2009 to 4.11% during the nine months ended September 30, 2010, mainly the result of the accretion of a loan discount of $3 million during the nine month period on acquired loans which added approximately 43 basis points to the September 30, 2010 margin of 4.11%. This amount was offset by the decrease of average loans as a percent of earning assets of 17% for the nine month period ended September 30, 2010 compared to 90% for the period ended September 30, 2009.

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Nine Month Periods Ended September 30, 2010 and September 30, 2009

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income increased by $1.5 million, or 74%, when comparing the first nine months of 2010 to the same period last year.

The $1.4 million increase in service charges was primarily due to the increase in average deposits of $378 million when comparing the nine months ending September 30, 2010 to the nine months ending September 30, 2009. This increase was primarily a result of an increase in deposits due to the Republic transaction.

During the nine months ended September 30, 2010, we sold $22 million in securities resulting in a net gain of $435,000. During the nine months ended September 30, 2009, we sold approximately $20.4 million in securities for a net gain of $630,000.

Other income increased $424,000 to $609,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily as a result of fees received for letter of credits, loan servicing and miscellaneous other income resulting from operations acquired in the Republic transaction.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Noninterest expense increased by $8.6 million, or 51%, from $16.9 million for the first three quarters of 2009 to $25.4 million for the same period in 2010.

The following summarizes the changes in non-interest expense accounts for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (dollars in thousands):

	Nine months ended

	September 30, 2010	September 30, 2009	Difference

Salaries and employee benefits	$11,837	$7,160	$4,677
Occupancy and equipment	4,741	4,540	201
Data processing	1,971	1,395	576
Telephone	562	427	135
Stationery and supplies	247	177	70
Amortization of intangibles	327	237	90
Professional fees	1,260	551	709
Advertising	107	49	58
Merger reorganization expenses	630	—	630
FDIC assessment	1,185	885	300
Impairment of available for sale securities	—	120	(120)
Other	2,617	1,378	1,239

Total non-interest expense	$25,484	$16,919	$8,565

Salaries and employee benefits increased by approximately $4.7 million to $11.8 million for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009 of $7.2 million primarily as a result of the acquisition of the Republic operation, including three banking centers at the end of 2009. Included in this amount is approximately $510,000 of personnel related costs that were eliminated by June 30, 2010 due to the integration of Republic. Full time equivalent employees at the end of September 30, 2010 were 203 compared to 125 at September 30, 2009.

Occupancy and equipment increased by approximately $201,000 to $4.7 million for the nine month period ended September 30, 2010 as compared to the period ended September 30, 2009 of $4.5 million. In the period ended September 30, 2009, we terminated a lease resulting in a one time expense for lease termination of $300,000. This decrease was offset by the addition of the three banking centers acquired in December 2009 in the Republic transaction. Included in the $4.7 million of occupancy and equipment expense for the nine months ended

September 30, 2010 is approximately $250,000 of semi-annual expense related to space acquired from the Republic transaction which was eliminated effective July 1, 2010.

Professional fees increased by $709,000 to $1,260,000 for the nine months ended September 30, 2010, primarily due to legal fees on the increase in classified assets and an overall increase in audit related fees.

Merger reorganization expense represents the expense during the nine month period ended September 30, 2010 of stay bonuses for employees whose positions have been eliminated by September 30, 2010. No additional expense for these employees is expected after September 30, 2010 (no expense was booked in the third quarter).

We recorded a $5.62 million loan loss provision for the nine months ended September 30, 2010, compared to $3.1 million for the nine months ended September 30, 2009. The $5.62 million provision for the nine months ended September 30, 2010 was primarily a result of a sale of a non-performing loan during the quarter resulting in an additional provision of $900,000, a discounted payoff anticipated on a $1.1 million non-performing asset expected to close in the fourth quarter resulting in an additional provision of $500,000, and the remaining increase was primarily due to additions to classified assets and reductions in collateral values due to new appraisals on existing classified assets.

We recorded a $240,000 tax expense for the nine months ended September 30, 2010, compared to a tax benefit of $921,000 for the same period in 2009.

FINANCIAL CONDITION

At September 30, 2010, our total assets were $1.063 billion and our net loans were $666.7 million or 63% of total assets. At December 31, 2009, our total assets were $1.01 billion and our net loans were $655 million or 65% of total assets. The growth rate of the loan portfolio has slowed. This is generally a result of an overall slowdown in commercial loan production in the markets served by 1st United Bank, as well as an increased level of commercial loan payoffs.

At September 30, 2010, the allowance for loan losses was $11.5 million or 1.70% of total loans. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.99% of total loans.

At September 30, 2010, our total deposits were $863.4 million, an increase of $60.6 million or 7.5% over December 31, 2009 of $802.8 million. Non-interest bearing deposits represented 27% of total deposits at September 30, 2010 compared to 24% at December 31, 2009. These increases are due to our overall business development efforts.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2010 and December 31, 2009, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 82% and 81%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, and locations.

At 1st United we consider our focus to be in Business Banking. Through our Business Banking activities we provide commercial purpose real estate secured loans as referenced above and also provides commercial and residential real estate acquisition and construction loans to qualified builders and developers, although this line of business is subdued at this time in the business cycle. Business banking also provides loan facilities ranging from commercial purpose non-real estate secured loans, to lines of credit, Export/Import Bank loans and SBA loans.

Commercial and Industrial loans, unlike residential mortgage loans (which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property with values tending to be more readily ascertainable), are non-real estate secured commercial loans typically underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by a variety of business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial and industrial loans are generally repaid from operational earnings, the collection of rent, or conversion of assets. Commercial and industrial loans can also entail certain additional risks when they involve larger loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

The following charts illustrate the composition of our loan portfolio as of September 30, 2010 and December 31, 2009.

Loan Portfolio as of September 30, 2010

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate and Farm Loans	312	$312,598	46.08%	29.39%
Construction and Development Loans	43	50,133	7.39%	4.71%
Commercial and Industrial	494	110,290	16.26%	10.37%
Closed End First Lien 1-4 Family	354	123,960	18.27%	11.66%
Home Equity Line of Credit	259	52,600	7.75%	4.95%
Multi-family Loans	34	13,896	2.05%	1.31%
Consumer Loans	184	13,463	1.98%	1.27%
Closed-End Junior Lien 1-4 Family	19	1,254	0.18%	0.12%
Other	—	187	0.03%	0.02%

Total	1,699	$678,381	100.00%	63.80%

Loan Portfolio as of December 31, 2009

(Dollars in thousands)

Loan Types	Total Loans	Balance Outstanding	% of Loan Portfolio	% of Total Assets

Commercial Real Estate and Farm Loans	257	$263,122	39.40%	25.95%
Construction and Development Loans	44	55,689	8.34%	5.48%
Commercial and Industrial	552	115,781	17.33%	11.42%
Closed End First Lien 1-4 Family	437	149,893	22.44%	14.78%
Home Equity Line of Credit	251	50,127	7.50%	4.94%
Multi-family Loans	39	20,574	3.08%	2.03%
Consumer Loans	188	11,736	1.76%	1.16%
Closed-End Junior Lien 1-4 Family	16	857	0.13%	0.08%
Other	—	137	0.02%	0.01%

Total	1,784	$667,916	100.00%	65.88%

The following chart illustrates the composition of our construction and land development loan portfolio as of September 30, 2010, and year-end 2009.

(Dollars in thousands)

	September 30, 2010		December 31, 2009

	Balance	% of Total Loans	Balance	% of Total Loans

Construction
Residential	$—	0.00%	$—	0.00%
Residential Spec	18,802	2.77%	20,309	3.03%
Commercial	—	0.00%	1,108	0.17%
Commercial Spec	3,653	0.54%	3,259	0.49%
Land Development
Residential	2,016	0.30%	1,890	0.28%
Residential Spec	13,093	1.93%	14,551	2.17%
Commercial	1,459	0.22%	—	0.00%
Commercial Spec	11,110	1.64%	14,572	2.16%

Total	$50,133	7.39%	$55,689	8.30%

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. We had $263,000 in OREO property as of September 30, 2010, as compared to $635,000 at December 31, 2009.

We have identified certain assets as non-performing and troubled debt restructuring assets. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All non-accruing loans and loans accruing 90 days or more are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our non-performing and troubled debt restructuring assets at September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	September 30, 2010				December 31, 2009

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements		Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Non-Accrual Loans
Residential	$2,433	$		$2,433	$469	$—	$469
Home Equity Lines	1,647			1,647	—	—	—
Commercial Real Estate	10,228			10,228	8,566	—	8,566
Construction and Land Development	9,005			9,005	5,258	—	5,258
Commercial and Industrial	775			775	717	560	1,277
Other	34			34	—	—	—

Total	$24,122	$		$24,122	$15,010	$560	$15,570

Accruing => 90 days past due
Residential	$—		$—	$—	$—	$—	$—
Home Equity Lines	—		—	—	—	—	—
Commercial Real Estate	—		—	—	—	—	—
Construction and Land Development	—		—	—	—	—	—
Commercial and Industrial	—		942	942	54	—	54
Other	—		—	—	—	—	—

Total	$—		$942	$942	$54	$—	$54

Total non-accruing loans	$24,122		$—	$24,122	$15,010	$560	$15,570
Accruing => 90 days past due	—		942	942	54	—	54
Foreclosed real estate	263		—	263	635	—	635

Total non-performing assets	24,385		942	25,327	15,699	560	16,259

Trouble debt restructured loans	12,499		—	12,499	1,990	—	1,990

Total non-performing assets and restructured loans	$36,884		$942	$37,826	$17,689	$560	$18,249

Ratios
Total non-accruing loans to total loans				3.56%			2.30%
Total non-performing assets to total assets				2.38%			1.60%
Total non-performing assets and troubled debt restructured loans to total assets				3.56%			1.80%

Since December 31, 2009, approximately $4.3 million in non-accrual loans were charged off, and approximately $24.8 million in non-accrual loans were added (excluding assets acquired in the Republic transaction) while $11.9 million in previously classified non-accrual loans paid off, were sold or were placed back on accrual, during the period. The $942,000 in accruing greater than 90 days past due loans acquired in the Republic transaction are all 100% guaranteed by the Export/Import Bank and we do not expect any additional future losses on these assets. Four loans made up a substantial portion of the additions to non-accrual during the year: a $6.4 million (net of a specific reserve of $1.2 million), completed seven-unit water front townhome project in Broward County which was appraised in August 2010 for approximately $6.9 million; a loan of $4.3 million secured by a single family home in Palm Beach County which was subsequently sold in September 2010 for $3.3 million; a $2.2 million loan on a day care facility in Palm Beach County which was appraised in September 2010 for $2.5 million; and a loan of $1.7 million on a single family home in Broward County which was appraised in March 2010 for $4.2 million. Other significant loans included in non-accrual loans not covered by Loss Share Agreements at September 30, 2010 include: $1.7 million (net of a specific reserve of $500,000) secured by new commercial office/warehouse property in Broward County, Florida (appraised January 2010 at $2.5 million), $1.1 million participation loan secured by land in Orlando, Florida (pro rata portion appraised November 2009 at $1.8 million), $1.3 million loan secured by receivables and a commercial building in Broward County, Florida (building appraised in April 2010 at $1.3 million), $1.5 million loan (net of a specific reserve of $200,000) secured by an office building in Boca Raton, Florida (appraised in January 2010 at $1.8 million), and a $810,000 loan (net of a specific reserve of $90,000) on a home in Palm Beach County (appraised in April 2010 at $900,000). The remaining 20 non-accrual loans are each under $750,000. We have specific reserves included in the allowance for loan losses of $2.4 million for potential loan losses related to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans. The total allowance for loan losses to non-performing loans is 46% at September 30, 2010 compared to 85% at December 31, 2009. The decrease in the allowance to non-performing loans ratio is primarily due to charge-offs during the period ended September 30, 2010 and the collateral value coverage on non-performing assets at September 30, 2010.

Delinquent Loans

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and past due 90 days and over and accruing		Total

	Number	Amount	Number	Amount	Number	Amount

As of September 30, 2010
Residential	2	$317	3	$2,433	5	$2,750
Home Equity Lines	—	—	4	1,647	4	1,647
Commercial Real Estate	3	3,243	12	10,228	15	13,471
Construction and Land	—	—	3	9,005	3	9,005
Commercial and Industrial	3	522	9	1,717	12	2,239
Other	—	—	1	34	1	34

Total	8	$4,082	32	$25,064	40	$29,146

Included in the table above as of September 30, 2010 in the non-accrual and 90 day and over category are two loans with a carrying value of $942,000, which are subject to the Loss Share Agreement.

(Dollars in thousands)

	Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2009
Residential	3	$241	1	$469	4	$710
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	7	5,384	12	8,566	19	13,950
Construction and Land	1	2,150	3	5,258	4	7,408
Commercial and Industrial	3	1,047	11	1,277	14	2,324
Other	—	—	—	—	—	—

Total	14	$8,822	27	$15,570	41	$24,392

Included in the table above as of December 31, 2009 in the accruing 60 - 89 category are eight loans with a carrying value of $3.9 million, and in the non-accrual and 90 days and over past due and accruing category are three loans with a carrying value of $560,000, which are subject to the Loss Share Agreements.

Impaired Loans	(dollars in thousands)

	September 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$8,273	$5,900
Loans with allocation for loan losses	28,280	11,100

Total Impaired	$36,533	$17,000

Amount of allowance for loan losses allocated	$4,342	$1,522

All non-accrual loans and troubled debt restructurings are included in impaired loans.

At September 30, 2010 and December 31, 2009, we had approximately $12.5 million and $2.0 million, respectively, of loans classified as troubled debt restructurings that are performing in accordance with the restructured terms. All of the Company’s troubled debt restructurings are at current rates at or above prime and generally rate concessions were for periods of less than two years and revert back to the original rate at the end of the concession period.

During the quarters ended September 30, 2010 and 2009, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $513,000 and $168,000, respectively.

For the nine months ended September 30, 2010 and 2009, interest income not recognized on non accrual loans (but would have been recognized if these loans were current) was approximately $831,000 and $382,000, respectively.

Allowance for Loan Losses

At September 30, 2010, the allowance for loan losses was $11.5 million or 1.70% of total loans. At September 30, 2010, no portion of the allowance for loan losses related to the approximately $153.1 million of loans covered under the Loss Share Agreements. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.99% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

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

Substandard loans	September 30, 2010

(dollars in thousands)	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements		Total

Substandard – Impaired	$28,280	$		$28,280

Substandard – Not Impaired	28,667		1,157	29,824

Total Loans Classified as Substandard	$56,947		$1,157	$58,104

Substandard loans	December 31, 2009

(dollars in thousands)	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Total

Substandard – Impaired	$17,000	$—	$17,000

Substandard – Not Impaired	38,296	1,945	40,241

Total Loans Classified as Substandard	$55,296	$1,945	$57,241

All non-accrual loans and troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all non-accrual loans, totaled $58.1 million at September 30, 2010 (of which $1.2 million are subject to the Loss Share Agreements) and $59.2 million at December 31, 2009. In addition, at September 30, 2010, we identified approximately $28.3 million (or 4% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $17.0 million or 2.5% of total loans at December 31, 2009. At September 30, 2010 and December 31, 2009, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $4.0 million and $1.5 million, respectively. All loans classified as substandard that are collateralized by real estate are re-appraised at a minimum on an annual basis. The specific credit allocation for loans impaired is adjusted based on the new appraisals.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At September 30, 2010, we had $28.7 million (4.2% of outstanding loans), which includes $2.5 million in loans subject to loss share agreements in the Special Mention category which compares to $24.0 million (4.8% of outstanding loans) at December 31, 2009. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

At September 30, 2010, we had $34.8 million in loans (net of an accretable difference of $6.7 million and non-accretable difference of $20.2 million) which were acquired in the Republic transaction and the Equitable merger which at the time of acquisition we assessed that it would be improbable of collecting all contractually required payments. Included in the $34.8 million loans is $4.2 million in loans which are included in non-accrual loans as we cannot reasonably estimate cash flows. For the remaining loans we estimate remaining cash flows quarterly and if they are determined to be less than originally estimated, impairment is determined and included in the allowance for loan loss analysis. At September 30, 2010, none of these remaining loans were impaired.

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

Investment Securities

We manage our consolidated securities portfolio, which represented 10.2% of our earning asset base for the period ended September 30, 2010, as compared to 8.7% at year ended December 31, 2009, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, U.S. Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of publicly traded investment grade obligations of corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits increased by $60.6 million from December 31, 2009 to total deposits of $863.4 million at September 30, 2010, due primarily to business development efforts. Broker deposits at September 30, 2010 were

$15.9 million, or 1.8% of deposits. At September 30, 2010, non-interest bearing deposits represented approximately 27% of deposits compared to 24% at December 31, 2009.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At September 30, 2010, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 24.7%, a Tier 1 risk-based capital ratio of 22.5%, and a Tier 1 leverage ratio of 12.1%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of September 30, 2010
Total Capital to risk-weighted assets
Consolidated	$134,796	24.66%	$43,726	8.00%	$54,657	10.00%
1st United	89,326	16.48%	43,359	8.00%	54,199	10.00%
Tier I capital to risk-weighted assets
Consolidated	123,906	22.49%	21,863	4.00%	32,794	6.00%
1st United	77,499	14.30%	21,680	4.00%	32,519	6.00%
Tier I capital to total average assets
Consolidated	123,906	12.14%	40,501	4.00%	50,626	5.00%
1st United	77,499	7.69%	40,317	4.00%	50,397	5.00%

As of December 31, 2009
Total Capital to risk-weighted assets
Consolidated	$132,813	25.45%	$41,749	8.00%	$52,186	10.00%
1st United	85,780	16.59%	41,372	8.00%	51,715	10.00%
Tier I capital to risk-weighted assets
Consolidated	122,206	23.23%	20,875	4.00%	31,312	6.00%
1st United	74,238	14.36%	20,686	4.00%	31,029	6.00%
Tier I capital to total average assets
Consolidated	121,206	12.54%	38,649	4.00%	48,311	5.00%
1st United	74,238	7.72%	37,473	4.00%	48,091	5.00%

Book value per common share

	September 30, 2010	December 31, 2009

Shareholders’ equity	$172,573	$170,594
Goodwill	(45,008)	(45,008)

Core deposits intangible	(2,718)	(3,045)

Tangible shareholders’ equity	$124,847	$122,541

Book value per common share	$6.96	$6.88
Effect of goodwill and core deposits intangible	(1.92)	(1.94)

Tangible book value per common share	$5.04	$4.94

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

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United Bank. At September 30, 2010, we had approximately $170.6 million in cash and cash equivalents, and securities not pledged of $52.8 million.

At September 30, 2010, we had short-term borrowings and long-term borrowings of $5 million from the FHLB. At September 30, 2010, we had commitments to originate loans totaling $75.6 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2010 totaled $265.5 million, and maturing loans totaled approximately $181.3 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2010, we had short-term lines available from correspondent banks totaling $46 million, FRB discount window availability of $36 million, and borrowing capacity from the FHLB of $56.7 million based on collateral pledged, for a total credit available of $123.3 million. In addition, being “well capitalized,” 1st United Bank can access the wholesale deposits for approximately $248.6 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2010, we had $75.6 million in commitments to originate loans and $4.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

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

On October 25, 2010, we announced via press release our financial results for the three and nine-month period ended September 30, 2010. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 25, 2010.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date:	October 25, 2010	By: /s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 25, 2010