Form 10-K
period 2010-12-31
1st United Bancorp, Inc.
filed 2011-02-14
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $152 million (based on the sales price at which of the Registrant’s common stock was last sold on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2011

Common Stock, $0.01 par value per share	24,807,603 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2011 are incorporated by reference in Part III.

1ST UNITED BANCORP, INC.
For the year ended December 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

INTRODUCTORY NOTE

          This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements include, without limitation:

•	legislative or regulatory changes, including the Dodd-Frank Act;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;

•	the frequency and magnitude of foreclosure of our loans;

•	our customers’ willingness to make timely payments on their loans;

•	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from future acquisitions;

•	our ability to declare and pay dividends;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	increased competition and its effect on pricing;

•	technological changes;

•	negative publicity and the impact on our reputation;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	growth and profitability of our noninterest income;

•	changes in accounting principles, policies, practices or guidelines;

•	the limited trading activity of our common stock;

•	the concentration of ownership of our common stock;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1.	Business

About Us

General

1st United Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Boca Raton, Florida. 1st United Bank, a Florida state chartered bank, is our wholly-owned subsidiary. Operations commenced on April 20, 2000 under the names Advantage Bankshares, Inc. and Advantage Bank, with a completely different management team and board of directors. Since December 31, 2003 (the year in which the current management team and Board of Directors replaced the previous management team and Board of Directors) to December 31, 2010, we have experienced strong growth through a combination of internal growth, de novo branching, and acquisitions. Specifically, we have:

▪	increased total assets from $66.8 million to $1.268 billion;

▪	increased net loans from $39.6 million to $847.7 million;

▪	grew non-interest bearing deposits from $4.6 million to $281.1 million; and

▪

increased our banking center network from one to fifteen locations (excluding the acquired banking centers of The Bank of Miami which will be closed) consisting of four banking centers in Palm Beach County, four banking centers in Broward County, four banking centers in Miami-Dade County, and one banking center each in Sebastian, Vero Beach and Barefoot Bay, Florida.

We operate under a community banking philosophy that seeks to develop broad customer relationships based on service and convenience while maintaining our commitment to a conservative approach to lending and strong asset quality. We offer our customers, primarily professionals, high net-worth individuals and small and medium-sized businesses, a variety of traditional loan, deposit and cash management products, which we apply to their specific needs. Making loans which result in a long-standing relationship with our borrowers will continue to be the cornerstone of our approach to business. We believe that our emphasis on personal service puts us at a competitive advantage relative to the other banks in our market area and has been an instrumental contributing factor to the growth that we have experienced to date. We believe our success has been built on the strength of our management team and board of directors, our credit culture, the attractive growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities. We have one reportable segment.

In this report, the terms “Company,” “we,” “us,” or “our” mean Bancorp and all of its consolidated subsidiaries.

Recent Developments

          Acquisition of The Bank of Miami, N.A. from FDIC as receiver

On December 17, 2010, 1st United Bank, our banking subsidiary, entered into a purchase and assumption agreement (the “Bank of Miami Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The Bank of Miami, National Association (“TBOM”), Miami, Florida. According to the terms of the Bank of Miami Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of TBOM. Assets acquired included $275.8 million in loans, and $12.8 million in other real estate owned based on TBOM’s carrying value and approximately $75 million in cash and investments. TBOM operated three banking centers in Miami-Dade County, Florida, and had 101 employees.

All of the loans acquired are covered by two loss share agreements (the “TBOM Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the TBOM Loss Share Agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the TBOM Loss Share Agreements.

1st United Bank received a $38 million net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $48.7 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $11 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

1st United Bank did not immediately acquire the furniture or equipment of TBOM as part of the Bank of Miami Agreement. However, 1st United Bank has the option to purchase the furniture and equipment and any owned facilities from the FDIC. The term of this option expires March 18, 2011. 1st United has until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities are leased and one is owned. Two of the locations are approximately one mile from existing 1st United facilities and one location has less than $3 million in deposits. Management has determined that none of the TBOM branches would be retained and anticipates the deposits to be serviced from existing 1st United facilities.

The statement of net assets acquired as of December 17, 2010 and the resulting gain (as adjusted) are presented in the following table (dollars in thousands).

Assets	As Recorded By TBOM	Fair Value Adjustments			As Recorded by 1st United

Cash and Cash Equivalents	$74,902	$			$74,902
Securities	29,312		(252)	(a)	29,060
Federal Reserve Bank and Federal Home Loan Bank stock	8,253				8,253
Loans	275,770		(72,585)	(b)	203,185
Other real estate owned	12,846		(2,988)	(b)	9,858
Core deposit intangible	—		677	(c)	677
FDIC Loss Share Receivable	—		48,690	(d)	48,690
Other assets	4,028		(337)	(a)	3,691

Total Assets Acquired	$405,111		$(26,795)		$378,316

Liabilities	As Recorded By TBOM	Fair Value Adjustments		As Recorded by 1st United

Deposits	$254,374	$164	(e)	$254,538
Repurchase Agreements	—	—		—
Advances from FHLB	—	—		—
Borrowings	71,016	—		71,016
Other	1,921	—		1,921

Total Liabilities Assumed	$327,311	$164		$327,475

Excess of assets acquired over liabilities assumed				50,841

Cash paid to the FDIC				39,800

Total Gain Recorded				$11,041

Explanation of Fair Value Adjustments

(a)	Miscellaneous asset writedowns.

(b)	This estimated adjustment was necessary as of the acquisition date to write down TBOM’s book value of loans and other real estate owned to the estimated fair value.

(c)

This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by us as an identifiable intangible asset and will be amortized as an expense over the average life of the core deposit base, which is estimated to be 8 years.

(d)	This adjustment was the estimated fair value of the amount that we will receive from the FDIC under the TBOM Loss Sharing Agreements as a result of future loan losses.

(e)

This fair value adjustment was recorded because the weighted average interest rate of TBOM’s time deposits exceeded the cost of similar wholesale funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a declining basis over the average life of the deposit portfolio.

Our operating results for the twelve month period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities since the acquisition date of December 17, 2010. Due primarily to the significant amount of fair value adjustments and the TBOM Loss Share Agreements now in place, historical results of TBOM are not believed to be relevant to our results, and thus we are not presenting pro forma information.

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

The following table sets forth the fair value and weighted average yield of the investments portfolio acquired in the TBOM transaction as of December 17, 2010:

(Dollars in thousands)	Fair Value	Weighted Average Yield

U.S. Treasury and Federal Agencies
Less than 12 months	$—	—%
Over one year through five years	—	—%
Over five through ten years	2,440	2.88%
Over ten years	9,675	3.52%

Total	$12,115	3.39%

Corporate Obligations
Over ten years	$—	—%

Total	$—	—%

Mortgage-Backed Securities
Less than 12 months	$—	—%
Over one year through five years	—	—%
Over five through ten years	—	—%
Over ten years	4,402	1.93%

Total	$4,402	1.93%

Collateralized Mortgage Obligations
Less than 12 months	$—	—%
Over one year through five years	—	—%
Over five through ten years	—	—%
Over ten years	12,543	2.62%

Total	$12,543	2.62%

Municipal Securities
Over five year through ten years	$—	—%
Over ten years	—	—%

Total	$—	—%

Grand Total	$29,060	2.84%

          Loans

Fair value for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of non-impaired loans at December 17, 2010.

The following are the fair value of loans recorded in the TBOM transaction as of December 17, 2010 (dollars in thousands):

Loan Types	Number of Loans	Carrying Value of Acquired Loans	% of Acquired Loan Portfolio

Commercial Real Estate	125	$102,088	50.2%
Construction and Development Loans	11	6,032	3.0%
Commercial and Industrial	112	20,819	10.3%
Closed End First Lien 1-4 Family	230	42,574	21.0%
Multi-family Loans	35	28,357	14.0%
Consumer Loans	32	3,315	1.5%

Total	545	$203,185	100.0%

The following table sets forth the loan interest rate sensitivity for loans acquired in the TBOM transaction at December 17, 2010 (dollars in thousands):

	Total	Fixed and Variable <1 year Maturity	1 year Adjustable Rate	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate

Commercial	$20,819	$12,159	$4,738	$3,922	$—	$—	$—
Residential	42,574	850	27,143	3,426	8,833	2,322	—
Commercial real estate	130,445	7,077	41,626	23,561	55,552	2,629	—
Commercial and land development	6,032	122	4,884	926	33	67	—
Consumer and other	3,315	404	2,601	239	—	71	—

Total loans	$203,185	$20,612	$80,992	$32,074	$64,418	$5,089	$—

The acquired loans at December 17, 2010 included loans accounted for in accordance with FASB ASC 310-30 (“ASC 310-30”). As defined by ASC 310-30 and subject to certain exceptions contained in that statement, ASC 310-30 loans are loans with evidence of deterioration of credit quality for which it is probable that the borrower will not be able to make all contractually required payments. We acquired loans with an aggregate face value on December 17, 2010 of $108.8 million, for which there was, at acquisition, evidence of deterioration in credit quality and which it was probable that the borrowers would not be able to make all contractually required payments. As a result, a discount of $57.3 million was recorded for these loans resulting in a net carrying amount of $51.5 million on December 17, 2010.

The fair value of other real estate acquired in the TBOM transaction was $9.9 million at December 17, 2010.

          Core deposit intangible

This intangible asset represents the value of the relationships that TBOM had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. A third party provided the valuation for the core deposit intangible at December 17, 2010.

          FDIC loss share receivable

This loss sharing asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should 1st United Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the TBOM Loss Sharing Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A third party provided the valuation of the FDIC loss share indemnification asset at December 17, 2010.

          Deposits

The fair value used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits. A third party provided the valuation of the deposits at December 17, 2010.

Deposit liabilities assumed are comprised of the following at December 17, 2010:

Acquired Value

(in thousands)
Noninterest bearing	$59,863
NOW	8,513
Money Market	43,366
Savings	3,197
Time deposits less than $100,000	46,985
Time deposits greater than $100,000	92,450

Acquired balance of deposits	254,374
Fair value adjustment	164

Total	$254,538

Included in the above deposits are approximately $105.9 million in deposits by foreign nationals banking in the United States.

At December 17, 2010, the maturities schedule of certificates of deposit was as follows:

Maturing in	Under $100,000	Over $100,000

	(in thousands)
Up to 3 months	$15,600	$23,087
3 to 6 months	16,072	27,988
6 to 12 months	10,855	31,497
Over 12 months	4,359	9,977

Total	$46,886	$92,549

          Advances from Federal Home Loan Bank

The fair value of Federal Home Loan Bank (FHLB) advances equaled the carrying value by TBOM. These advances were repaid prior to December 31, 2010 with no prepayment penalty assessed.

Republic Federal Acquisition

On December 11, 2009, 1st United Bank, entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss share agreements (the “Republic Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the Republic Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Share Agreements.

1st United Bank received $34.2 million from the FDIC above the Republic carrying value of the net assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.3 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Republic Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain of $20.5 million during 2009 resulted from the Republic Acquisition and is included as a component of noninterest income on the statement of income.

2008 Acquisitions

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

Investment Activity

Our consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, mortgage-backed securities, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The following table sets forth the carrying amount of our investments portfolio, all of which was classified as “available-for-sale.” as of December 31, 2010, 2009 and 2008:

(Dollars in thousands)	December 31,

	2010	2009	2008

Fair value of investment in:
U.S. Treasury and Federal agencies	$4,038	$12,417	$18,800
Mortgage-backed securities	98,251	74,438	16,155
Corporate obligations	—	—	120
Municipal securities	—	1,988	—

	$102,289	88,843	$35,075

The following table sets forth the combined fair value and weighted average yield of our investments portfolio as of December 31, 2010:

(Dollars in thousands)	Fair Value	Weighted Average Yield

U.S. Treasury and Federal Agencies
One year or less	$—	—%
Over one year through five years	—	—%
Over five through ten years	4,038	4.08%
Over ten years	—	—%

Total	$4,038	4.08%

Mortgage-Backed Securities
One year or less	$—	—%
Over one year through five years	1,302	4.66%
Over five through ten years	4,256	3.49%
Over ten years	77,998	4.24%

Total	$83,556	4.21%

Collateralized Mortgage Obligations
One year or less	$—	%
Over five year through ten years	—	%
Over ten years	14,695	3.6%

Total	$14,695	3.6%

Total Fair Value	$102,289	4.12%

Total Amortized Cost	$101,436	4.11%

As of December 31, 2010, we held no tax-exempt obligations and we held no instruments from issuers (other than the U.S. government) where the amortized cost or market value represented more than ten percent of shareholders’ equity.

Lending Activity

We have adopted the strategy of presenting a robust and diverse series of lending channels and a suite of loan and loan-related products normally associated with larger banks. While this strategy demands an investment in experienced personnel and enabling systems, it distinguishes us from competing community banks. We intend to continue to provide for the financing needs of the community we serve by offering a variety of loans, including:

▪

commercial loans, which will include collateralized loans for working capital (including inventory and receivables), business expansion (including real estate construction, acquisitions and improvements), and purchase of equipment and machinery;

▪	small business loans, including SBA lending;

▪	Export-Import Bank insured or guaranteed loans;

▪	residential real estate loans to enable borrowers to purchase, refinance, construct upon or improve real property, and home equity loans; and

▪	consumer loans, including collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments.

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

At December 31, 2010, 2009, 2008, 2007 and 2006, the composition of our loan portfolio was as follows:

(Dollars in thousands)	December 31,

	2010		2009		2008		2007		2006

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$129,673	15%	$115,781	17%	$90,968	19%	$57,574	20%	$50,361	20%

Residential real estate	227,500	26%	200,877	30%	100,571	20%	51,663	18%	40,930	16%

Commercial real estate	456,615	53%	282,783	43%	203,734	42%	114,424	40%	87,098	34%

Construction and Land Development	33,444	4%	55,689	8%	83,161	17%	56,603	20%	72,824	29%

Consumer and others	13,645	2%	11,873	2%	7,865	2%	5,125	2%	3,650	1%

Total loans	$860,877	100%	$667,003	100%	$486,299	100%	$285,389	100%	$254,863	100%

Allowance for loan losses	(13,050)		(13,282)		(5,799)		(2,070)		(2,149)

Net deferred (fees) costs	(138)		137		(52)		34		(47)

Net loans	$847,689		$653,858		$480,448		$283,353		$252,667

The following charts illustrate the number of loans in our loan portfolio as of December 31, 2010 and December 31, 2009.

Loan Portfolio as of December 31, 2010

	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets

Loan Types
Residential:
First mortgages	575	$172,598	20.04%	13.61%
HELOCs and equity	284	54,902	6.38%	4.33%

Commercial:
Secured – non-real estate	478	106,802	12.41%	8.43%
Secured – real estate	54	37,012	4.30%	2.92%
Unsecured	99	22,872	2.66%	1.80%

Commercial Real Estate:
Owner occupied	181	157,653	18.31%	12.44%
Non-owner occupied	204	224,033	26.02%	17.67%
Multi-family	62	37,916	4.40%	2.99%

Construction and Land Development:
Construction	—	—	0.00%	0.00%
Improved land	36	21,757	2.53%	1.72%
Unimproved land	9	11,687	1.36%	0.92%

Consumer and other	200	13,645	1.59%	1.08%

Total December 31, 2010	2,182	$860,877	100.00%	67.92%

Total December 31, 2009	1,784	$667,003	100.00%	65.88%

Of the loan portfolio as of December 31, 2010, 908 loans with a carrying value of $355.5 million (41%) are subject to the TBOM Loss Share Agreements and the Republic Loss Share Agreements (collectively, the “Loss Sharing Agreements”) as compared to 620 loans with a carrying value of $180.2 million (27%) which were subject to the Republic Loss Share Agreements at December 31, 2009. In addition, at December 31, 2010, included in Commercial and Industrial loans are approximately $10.3 million in Export Import (“EXIM”) loans which have either insurance or a guarantee of between 90% and 100% from the Export-Import Bank of the United States.

At December 31, 2010, our loan interest rate sensitivity was as follows:

(Dollars in thousands)	Maturity and/or Re-pricing Period

	Total	<1 year Fixed	<1 year Adjustable	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate

Commercial	$129,673	$33,193	$63,605	$9,938	$6,564	$15,692	$681
Residential real estate	172,598	30,137	92,076	5,914	33,786	10,685	—
Commercial real estate	456,615	65,769	150,967	108,010	87,706	44,163	—
Commercial and land development	33,444	14,414	17,082	1,847	33	68	—
Home Equity Lines of Credit	54,902	1,645	53,257	—	—	—	—
Consumer and other	13,645	4,813	6,328	2,422	—	82	—

Total loans	$860,877	$149,971	$383,315	$128,131	$128,089	$70,690	$681

As shown in the table above, a majority of our loan portfolio has either adjustable rates or shorter maturity terms.

     Real Estate Loans

          Real Estate Loans – Commercial

Through our lending division and SBA division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our markets. Commercial real estate loans are generally originated in amounts up to 70 - 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the property, business enterprise, related borrowing entities, and guarantors.

Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraisers at the time the loan is made and are reviewed internally by our Credit and Risk Management division. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, and income and expenses for the property. We generally obtain personal guarantees for our commercial real estate loans.

          Real Estate Loans – Residential

We originate a mix of fixed rate and adjustable rate residential mortgage loans. Lending officers contact local builders, realtors, government officials, community leaders, and other groups to determine the residential credit needs of the communities we serve.

We primarily offer adjustable rate mortgages, which are commonly referred to as ARMs, and maintain these ARMs in our portfolio or sell the ARMs in the secondary market. The ability to retain ARMs in the portfolio will also from time to time allow us the opportunity to originate loans to borrowers who may not fully meet the underwriting criteria of strict secondary market standards but are still reasonable credit risks. We also originate fixed rate loans from within our primary service area. The majority of fixed rate loans are sold in the secondary mortgage market.

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

          Construction - Residential and Commercial Real Estate Loans

The construction loan portfolio includes residential real estate, commercial real estate and homeowners’ association projects. Generally, construction loans have terms which match permanent financing offered by us. During the construction phase, the borrower may pay interest only.

Through our business lending divisions, we originate real estate construction loans to individuals for the construction of their residences, to businesses and business owners primarily for owner-occupied, commercial real estate, and to homeowners’ associations for general repair and/or improvements to the properties. Our construction loans typically have terms up to 18 months, and generally, the maximum loan-to-value ratio at origination is 80%. The loan-to-cost maximum ratio is generally 70 – 80% for residential and commercial construction and up to 100% for homeowners’ associations.

We have construction loans on commercial real estate projects secured by industrial properties, office buildings or other property. The majority of the projects are owner-occupied. Following the construction phase, loans will be converted to permanent financing.

          Land Loans

Our portfolio includes exposure to land development, both residential and commercial. Typically, borrowers have or had preliminary plans for development and were waiting for final plans to be completed to submit for construction financing. Due to current adverse market conditions, original development plans for some financed projects may now be altered or on hold.

The following chart illustrates the composition of our construction and land development loan portfolio in relation to total loans as December 31, 2010, 2009 and 2008.

(Dollars in thousands)	December 31,

	2010		2009		2008

	Balance	% of Loans	Balance	% of Loans	Balance	% of Loans

Construction
Residential	$—	—%	$—	—%	$3,586	0.70%
Residential Spec	—	—%	9,938	1.49%	16,939	3.50%
Commercial	—	—%	1,108	0.17%	20,349	4.20%
Commercial Spec	—	—%	3,259	0.49%	3,185	0.70%
Land Development
Residential	2,384	0.30%	1,890	0.28%	2,076	0.40%
Residential Spec	12,997	1.50%	24,922	3.74%	17,561	3.60%
Commercial	7,151	0.80%	—	—%	2,175	0.40%
Commercial Spec	10,912	1.30%	14,572	2.21%	17,290	3.60%

Total	$33,444	3.90%	$55,689	8.34%	$83,161	17.10%

Approximately $7.0 million or 21% of the construction and land development loan portfolio at December 31, 2010 is part of the Loss Share Agreements.

          Consumer Loans

We originate consumer loans bearing both fixed and prime-based variable interest rates. We originate our loans directly through our banking centers, business bankers and residential lenders.

We focus our consumer lending on the origination of direct second mortgage loans and home equity loans (secured by a junior lien on residential real property), and home improvement loans. These loans are typically based on a maximum 60% to 80% loan-to-value ratio. Second mortgage and home improvement loans generally will originate on either a line of credit or a fixed term basis ranging from 5 to 15 years. We also extend personal loans, which may be secured by various forms of collateral, both real and personal, or to a minimal extent, on an unsecured basis.

          Commercial Loans

We focus on the commercial loan market comprised of small- to medium-sized businesses with combined borrowing needs generally up to $20.0 million. These businesses include professional associations (physicians, law firms, and accountants), medical services, retail trade, construction, transportation, wholesale trade, manufacturing, and tourism-related service industries.

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

As part of the acquisition of Republic Federal Bank, National Association (“Republic”), we obtained an EXIM lending operation. Our EXIM lending operation makes loans to companies that export U.S. goods and services to international markets and makes loans to foreign companies to facilitate the purchase of U.S. goods. Loans made under this program are insured or guaranteed between 90% and 100% by the Export Import Bank of the United States. At December 31, 2010, we had approximately $10.3 million in Exim loans.

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

Our Board of Directors has approved set levels of lending authority to the Management Loan Committee, as well as limited authority for certain officers based on the loan type and amount. All use of delegated loan authorities is preceded by a determination of the worthiness of the loan request by the Credit and Risk Management division. Typically, the Management Loan Committee reviews loan requests and if a particular request exceeds the loan authority limits delegated to this committee, these requests, if approved, are presented to 1st United Bank’s Board Loan Committee for final approval.

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

          Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2010 and 2009, approximately 77.0% and 81.0%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, non-real estate secured commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business activities and generally are collateralized by a variety of business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans are generally repaid from operational earnings, collection of rent or conversion of assets. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2010 and 2009, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 77.0% and 81.0%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At December 31, 2010, we had $9.1 million of OREO property of which $6.6 million were a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreements. We had $635,000 of OREO property as of December 31, 2009, of which $270,000 was sold subsequent to December 31, 2009 at an $11,000 gain.

The following is a summary of other real estate owned as of December 31, 2010 and 2009:

	2010			2009

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Commercial Real Estate	$2,147	$5,461	$7,608	$598	$—	$598
Residential	302	1,175	1,477	37	—	37

Total	$2,449	$6,636	$9,085	635	$—	$635

As of December 31, 2010, we had approximately $1.1 million of the total of $2.4 million in other real estate owned not subject to Loss Share Agreements under contract to sell at approximately the carrying value of the asset.

We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All non-accruing loans and loans accruing 90 days or more and substantially all troubled debt restructurings are considered impaired and included in our substandard classification. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

(Dollars in thousands)	December 31, 2010			December 31, 2009

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Non-Accrual Loans
Residential	$6,062	$263	$6,325	$469	$—	$469
Home Equity Lines	1,638	—	1,638	—	—	—
Commercial Real Estate	8,381	183	8,564	8,566	—	8,566
Construction and Land Development	1,759	—	1,759	5,258	—	5,258
Commercial and Industrial	241	73	314	717	560	1,277
Other	289	—	289	—	—	—

Total	$18,370	$519	$18,889	$15,010	$560	$15,570

Accruing => 90 days past due
Residential	$—	$—	$—	$—	$—	$—
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	54	—	54
Other	—	—	—	—	—	—

Total	$—	$—	$—	$54	$—	$54

Total non-accruing and	$18,370	$519	$18,889	$15,010	$560	$15,570
Accruing => 90 days past due loans	—	—	—	54	—	54
Foreclosed real estate	2,449	6,636	9,085	635	—	635

Total non-performing assets	20,819	7,155	27,974	15,699	560	16,259

Trouble debt restructured loans	14,672	—	14,672	1,990	—	1,990

Total non-performing assets and restructured loans	$35,491	$7,155	$42,646	$17,689	$560	$18,249

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans			2.19%			2.34%
Total non-performing assets to total assets			2.21%			1.60%
Total non-performing assets and troubled debt restructured loans to total assets			3.36%			1.80%

(Dollars in thousands)	December 31

	2008	2007	2006

Non-Accrual Loans
Residential	$—	$—	$—
Home Equity Lines	324	—	—
Commercial Real Estate	6,792	—	27
Construction and Land Development	—	—	—
Commercial and Industrial	1,433	192	1,085
Other	—	—	—

Total	$8,549	$192	$1,112

Accruing => 90 days past due
Residential	$2,059	$87	—
Home Equity Lines	—	—	—
Commercial Real Estate	—	—	—
Construction and Land Development	—	—	—
Commercial and Industrial	—	—	—
Other	—	—	—

Total	$2,059	$87	$—

Total non-accruing loans	$8,549	$192	$1,112
Accruing => 90 days past due	2,059	87	—
Foreclosed real estate	—	—	—

Total non-performing assets	10,608	279	1,112

Trouble debt restructured loans	—	—	—

Total non-performing assets and restructured loans	$10,608	$279	$1,112

Ratios
Total non-accruing loans to total loans	1.76%	0.10%	0.44%
Total non-performing assets to total assets	1.72%	0.07%	0.33%
Total non-performing assets and troubled debt restructured loans to total assets	1.72%	0.07%	0.33%

During the year ended December 31, 2010, approximately $13.6 million in assets classified as non-performing assets were paid off or brought current. Approximately $8.4 million were charged off, and approximately $25.0 million were added (excluding assets acquired in the TBOM transaction) to non-accrual during the year. The $7.16 million in non-performing assets acquired in the TBOM and Republic transactions are all covered under the Loss Share Agreements and we do not expect any additional future losses on these assets. Significant loans included in non-accrual loans not covered by Loss Share Agreements at December 31, 2010 include: $2.7 million loan, net of a $406,000 specific reserve secured by a single family home in Palm Beach County (appraised September 2010, for $3 million); $2.0 million loan, net of a $220,000 specific reserve, secured by new commercial office/warehouse property in Broward County, Florida (appraised December, 2010 for $2.3 million); $1.6 million loan secured by a single family home in Broward County (appraised March 2010, for $4.2 million); $1.0 million loan, net of a $516,000 specific reserve secured by commercial real estate in Broward County (appraised December 2010, for $1.23 Million); $1.1 million participation loan secured by land in Orlando, Florida (appraised September 2010, for $1.3 million for pro rata portion); $810,00 loan, net of a $90,000 specific reserve, secured by a home in Palm Beach County (appraised September, 2010 for $900,000). The remaining non-accrual loans are each under $750,000. We have specific reserves (including those noted above) included in the allowance for loan losses of $4.8 million for probable incurred loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans.

          Delinquent Loans

	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential:
First mortgages	11	$2,280	1	$116	7	$6,325	19	$8,721
HELOCs and equity	1	136	—	—	4	1,638	5	1,774

Commercial:
Secured – non-real estate	6	1,095	2	185	5	264	13	1,544
Secured – real estate	—	—	—	—	1	50	1	50
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	4,692	—	—	7	4,800	9	9,492
Non-owner occupied	4	1,029	3	2,635	3	3,764	10	7,428
Multi-family	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—		—	—	—	—	—
Improved land	—	—		—	2	631	2	631
Unimproved land	—	—		—	1	1,128	1	1,128

Consumer and other	—	—		—	1	289	1	289

Total December 31, 2010	24	$9,232	6	$2,936	31	$18,889	61	$31,057

Total December 31, 2009	15	$2,359	14	$8,882	27	$15,570	56	$26,811

Included in the accruing 30-59 category are 14 loans with a carrying value of $3.2 million; in the accruing 60 - 89 category are 2 loans with a carrying value of $475,000; and in the non-accrual and 90 day and over category are 3 loans with a carrying value of $519,000, for a total of $4.2 million all of which are subject to the Loss Share Agreements.

The following is a summary of troubled debt restructurings as of December 31, 2010, which are performing in accordance with the restructured terms. The average yield on the loans classified as troubled debt restructurings is 4.8%. Troubled debt restructuring loans are considered impaired.

(Dollars in thousands)

Loan Amount

Residential	$2,649
Commercial Real Estate	6,996
Construction and Land	4,750
Commercial and Industrial	277

Total	$14,672

At December 31, 2010, there were no loans that did not perform in accordance with the restructured terms.

Impaired Loans

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010.

	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total	$28,785	$27,202	$4,772	$6,792	$6,363

During the years ended December 31, 2010, 2009, 2008, 2007, and 2006, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $858, $436, $338, $65, and $75, respectively (dollars in thousands).

          Allowance for Loan Losses

At December 31, 2010, the allowance for loan losses was $13.1 million or 1.52% of total loans and 2.07% of loans, excluding purchase credit impaired loans and the TBOM loans which at year ended December 31, 2010, did not have any allowance allocated due to the timing of the acquisition. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.99% of total loans and 2.10% of loans, excluding purchase credit impaired loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; insurance; whether covered by a Loss Share Agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify a sample of loans (including all impaired and non-performing loans) as to potential loss exposure.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification and the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals are reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. The allowance for these loans is calculated based on historical charge-offs for the substandard loan categories combined with specifically evaluating the underlying credit and collateral of adversely classified loans. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at December 31, 2010 and 2009:

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Residential:
First mortgages	$172,598	$157,169	$6,332	$9,097	$—
HELOCs and equity	54,902	50,803	1,764	2,335	—

Commercial:
Secured – non-real estate	106,801	103,374	757	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,653	138,048	6,636	12,969	—
Non-owner occupied	224,033	201,021	5,955	17,057	—
Multi-family	37,916	37,916	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	21,758	15,292	1,084	5,382	—
Unimproved land	11,687	8,044	—	3,643	—

Consumer and other	13,645	13,317	39	289	—

Total December 31, 2010	$860,877	$784,366	$22,567	$53,944	$—

Total December 31, 2009	$667,003	$585,391	$24,371	$57,241	$—

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all non-accrual loans, totaled $53.9 million at December 31, 2010 (of which $609,000 is subject to the Loss Share Agreements) and $57.2 million at December 31, 2009. In addition, at December 31, 2010, we identified approximately $33.6 million (or 3.9% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $17.0 million or 2.5% of total loans at December 31, 2009. At December 31, 2010 and December 31, 2009, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $4.8 million and $2.6 million, respectively. All loans classified as substandard that are collateralized by real estate are re-appraised at a minimum on an annual basis. The specific credit allocation for loans impaired is adjusted based on the new appraisals.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At December 31, 2010, we had $22.6 million (2.6% of outstanding loans), which includes $3.5 million in loans subject to Loss Share Agreements, which compares to $24.4 million (4.8% of outstanding loans) at December 31, 2009. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

At December 31, 2010, we had a total of $88.8 million in loans which were acquired in the TBOM transaction, the Republic transaction and the Equitable merger which at the time of acquisition we assessed that it would be improbable of collecting all contractually required payments. Included in the $88.8 million loans is $2.5 million in loans, which are included in non-

accrual loans as we cannot reasonably estimate cash flows. For the remaining loans we estimate remaining cash flows quarterly and if they are determined to be less than originally estimated, impairment is determined and included in the allowance for loan loss analysis. At December 31, 2010, none of these remaining loans were impaired.

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

During the years ended December 31, 2010, 2009, 2008, 2007, and 2006, the activity in our allowance for loan losses was as follows:

(Dollars in thousands)	Year ended December 31,

	2010	2009	2008	2007	2006

Balance at beginning of period	$13,282	$5,799	$2,070	$2,149	$1,893
Provision charged to expense	13,520	13,240	1,910	145	181
Effect of acquisition	—	—	2,731	—	—
Charge-offs	(13,933)	(5,788)	(915)	(502)	(73)
Recoveries	181	31	3	278	148

Balance at end of period	$13,050	$13,282	$5,799	$2,070	$2,149

Net charge-offs (recoveries) /average total loans	2.00%	1.14%	0.21%	0.08%	(0.03)%

          Allowance for Loan Losses Allocation

As of December 31, 2010:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,856	24,977	50,122	3,880	1,129	82,964
Loans collectively evaluated for impairment	126,383	191,911	390,773	23,054	12,227	744,348

	$129,673	$227,500	$456,615	$33,444	$13,645	$860,877

Allowance as percent of loans per category	2.96%	1.33%	0.91%	5.67%	1.11%	1.52%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

(Dollars in thousands)	December 31,

	2009		2008		2007		2006

	Amount	%	Amount	%	Amount	%	Amount	%

Commercial loans	$3,415	17%	$1,870	19%	$636	20%	$1,101	20%
Real estate loans	8,973	81%	3,807	79%	1,165	77%	1,012	79%
Consumer loans	232	2%	16	2%	48	3%	36	1%
Other	662	—	106	—	221	—	—	—

Total	$13,282	100%	$5,799	100%	$2,070	100%	$2,149	100%

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,

	2010		2009		2008		2007		2006

	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries

Commercial real estate	$2,204	$46	$2,394	$2	$671	$—	$—	$263	$—	$18
Residential real estate	2,069	26
Construction and land development	7,125	15	1,805	—	—	—	—	—	—	—
Commercial	1,617	80	1,549	27	244	3	502	15	62	119
Consumer and others	918	14	40	2	—	—	—	—	11	11

Total	$13,933	$181	$5,788	$31	$915	$3	$502	$278	$73	$148

Net charge-offs for the year ended December 31, 2010 were approximately $13.9 million compared to $5.8 million for the year ended December 31, 2009.

Deposits

We maintain and enhance a full range of deposit accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, telephone banking services to include account inquiry and balance transfers, and courier service to certain customers who meet minimum qualifications. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 25% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies. At December 31, 2010, we had approximately $309.5 million in deposits by foreign nationals banking in the United States which were assumed as part of the TBOM and Republic transactions. At December 31, 2010, we had approximately $70 million in wholesale certificates of deposit which were assumed as part of the TBOM acquisition which were repriced and we expect not to renew.

As of December 31, 2010, 2009, and 2008, the distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,

	2010		2009		2008

	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate

Noninterest bearing accounts	$222,970	—	$108,716	—	$93,451	—

Interest bearing accounts
NOW accounts	$108,275	0.18%	$63,150	0.24%	$47,851	0.95%
Money market accounts	180,999	0.95%	105,755	1.00%	92,959	1.94%
Savings accounts	37,270	0.61%	14,842	0.65%	9,585	0.72%
Certificates of deposit	301,428	1.70%	183,550	2.84%	157,601	3.72%

Total interest bearing deposits	$627,972	1.16%	$367,297	1.77%	$307,996	2.66%

Average total deposits	$850,942	0.86%	$476,013	1.37%	$401,447	2.04%

As of December 31, 2010, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$75,441	1.28%
3 to 6 months	64,934	1.53%
6 to 12 months	87,306	1.48%
Over 12 months	24,586	2.08%

	$252,267	1.49%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2010, 2009, and 2008:

(Dollars in thousands)	December 31, 2010				December 31, 2009

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$12,886	0.16%	$14,277	0.16%	$22,343	0.23%	$13,563	0.23%
Fed Funds purchased	—	—	1	—%	—	—	768	0.91%
FHLB advances	5,000	4.60%	5,000	4.68%	5,000	4.60%	28,751	1.30%
Other borrowings	4,750	2.75%	4,968	4.40%	5,091	6.59%	5,181	6.32%

Total	$22,636		$24,246		$32,434		$48,263

	December 31, 2008

	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid

Repurchase agreements	$18,129	0.29%	$19,038	0.92%
Fed Funds purchased	—	—%	1,023	2.74%
FHLB advances	56,013	1.08%	37,654	2.50%
Other borrowings	5,250	6.49%	3,899	6.49%

Total	$79,392		$61,614

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

	December 31,

(Dollars in thousands)	2010		2009		2008

	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end

Repurchase agreements	$22,849	Dec-10	$22,343	Dec-09	$23,438	Jan-08
Fed Funds purchased	100	Aug-10	6,032	Aug-09	6,301	Aug-08
FHLB advances	5,000	Mar-10	40,000	Mar-09	56,013	Dec-08
Other borrowings	5,036	Jan-10	5,500	Jan-09	5,500	Jul-08

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

Our largest competitors in the market include Bank of America, SunTrust Bank, Wells Fargo, JP Morgan Chase & Co., BB&T, PNC, Citigroup, and BankUnited, Inc., and these institutions capture the majority of the deposits. According to data provided by the FDIC, as of June 30, 2010, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 2% in each county where we operate. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions change ownership. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

     Seasonality

We do not believe our base of business to be seasonal in nature.

     Marketing and Distribution

In order to market our deposit products, we use local print advertising, provide sales incentives for our employees and offer special events to generate customer traffic.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state- chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at 1st United Bank.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

          We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

          We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a financial holding company under the Gramm-Leach-Bliley Act and are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

          Permitted Activities.

          The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

          In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to 1st United Bank and to commit resources to support 1st United Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

1st United Bank

          1st United Bank is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of 1st United Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of 1st United Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. 1st United Bank is also a member bank of the Federal Reserve System, which makes 1st United Bank’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, 1st United Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over 1st United Bank.

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

          Insurance of Accounts and Other Assessments.

          We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

          In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50% until June 30, 2010 and 0.25% beginning July 1, 2010. Thus, under TAGP, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

          Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

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

          Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

          The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-

weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

          As of December 31, 2010, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

          Prompt Corrective Action.

          Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

          Basel III.

          On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III.

          The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

          On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.

          Interstate Banking and Branching.

          The Bank Holding Company Act was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

          State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

          Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

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

▪

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

▪	systems and procedures for monitoring and reporting of suspicious transactions and activities;

▪	a designated compliance officer;

▪	employee training;

▪	an independent audit function to test the anti-money laundering program;

▪	procedures to verify the identity of each customer upon the opening of accounts; and

▪	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

          Regulatory Enforcement Authority.

          Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

          As a member of the FHLB of Atlanta, 1st United Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the 1st United Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2010, 1st United Bank was in compliance with this requirement.

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

Future Legislative Developments.

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

Effect of Governmental Monetary Policies.

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

Income Taxes.

          We are subject to income taxes at the federal level and subject to state taxation in Florida. We file a consolidated federal income tax return with a fiscal year ending on December 31.

Employees

          As of December 31, 2010, we had a total of approximately 301 employees (includes 89 employees added as part of the TBOM acquisition), including approximately 292 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Website Access to Company’s Reports

          Our Internet website is www.1stunitedbankfl.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

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

Risks Related to our Business

Failure to comply with the terms of the loss sharing agreements with the FDIC may result in significant losses.

          On December 17, 2010, 1st United Bank entered into an Assumption Agreement – Whole Bank; All Deposits (“Bank of Miami Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United Bank assumed all deposits and certain identified assets and liabilities of The Bank of Miami, a national association headquartered in Miami, Florida. 1st United Bank also entered into loss sharing agreements with the FDIC. Under the loss sharing agreements, 1st United Bank will share in the losses on assets covered under the Bank of Miami Purchase and Assumption Agreement. The FDIC will reimburse 1st United Bank for 80% of losses with respect to the entire acquired $276 million loan portfolio and the $12.8 million other real estate owned.

          On December 11, 2009, 1st United Bank entered into an Assumption Agreement – Whole Bank; All Deposits

(“Republic Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United Bank assumed all deposits and certain identified assets and liabilities of Republic Federal Bank, a national association headquartered in Miami, Florida. 1st United Bank also entered into loss sharing agreements with the FDIC. Under the loss sharing agreements, 1st United Bank will share in the losses on assets covered under the Purchase and Assumption Agreement. The FDIC will reimburse 1st United Bank for 80% of losses of up to $36 million with respect to the entire $238 million acquired loan portfolio. The FDIC will reimburse 1st United Bank for 95% of losses in excess of $36 million with respect to the $238 million acquired loan portfolio.

          The Republic Purchase and Assumption Agreement and the Bank of Miami Purchase and Assumption Agreement and their respective loss sharing agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, including certain restrictions on our change of control. The loss sharing agreements prohibit the assignment by 1st United Bank of its rights under the loss sharing agreements and the sale or transfer of any subsidiary of 1st United Bank holding title to assets covered under the loss sharing agreements without the prior written consent of the FDIC. An assignment would include (i) the merger or consolidation of 1st United Bank with or into another bank, if we will own less than 66.66% of the equity of the resulting bank; (ii) our merger or consolidation with or into another company, if our shareholders will own less than 66.66% of the equity of the resulting company; (iii) the sale of all or substantially all of the assets of 1st United Bank to another company or person; or (iv) a sale of shares by any one or more shareholders of the Company or 1st United Bank that would effect a change in control of 1st United Bank. 1st United Bank’s rights under the loss sharing agreements will terminate if any assignment of the loss sharing agreements occurs without the prior written consent of the FDIC.

          Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

We may have difficulties integrating The Bank of Miami’s operations into our own or may fail to realize the anticipated benefits of the acquisition.

          Our acquisition of The Bank of Miami involves the integration of two companies that have previously operated independently of each other. Successful integration of The Bank of Miami’s operations will depend primarily on our ability to consolidate The Bank of Miami’s operations, systems and procedures into those of ours to eliminate redundancies and costs. We may not be able to integrate the operations without encountering difficulties, including, without limitation:

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

          As of December 31, 2010, 1st United Bank’s allowance for loan losses was $13.1 million, which represented approximately 1.52% of its total amount of loans. 1st United Bank had $18.9 million in non-accruing loans as of December 31, 2010. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United Bank’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United Bank’s allowance for loan losses would adversely impact our net income and capital.

If our non-performing assets increase, our earnings will suffer.

          At December 31, 2010, our non-performing assets (which consist of non-accruing loans, loans 90+ days delinquent, and foreclosed real estate assets) totaled $28.0 million, or 2.2% of total assets, which is an increase of $11.7 or 72% over non-performing assets at December 31, 2009. At December 31, 2008, our non-performing assets were $15.6 million, or 1.60% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss.

          We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2010, commercial real estate loans, including multi-family loans, comprised approximately 53% of our total loan portfolio.

▪

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2010, commercial loans comprised approximately 15% of our total loan portfolio.

▪

Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2010, construction and development loans comprised approximately 4% of our total loan portfolio.

▪

Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2010, consumer loans comprised approximately 2% of our total loan portfolio.

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

          We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain certain capital levels in accordance with banking regulations. Such financing may not be available to us on acceptable terms or at all. Our ability to raise additional capital may also be restricted by the Loss Share Agreements we entered into with the FDIC if the capital raise would effect a change in control of 1st United Bank.

          Further, in the event that we offer additional shares of our common stock in the future, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than our existing shareholders for prices at or below the then current market price of our common stock, all at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock and dilute your ownership interest and such dilution could be substantial.

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

Adverse conditions in Latin America could adversely affect our business.

          A substantial number of our customers have economic and cultural ties to Latin America and, as a result, we are likely to feel the effects of adverse economic and political conditions in Latin America. As of December 31, 2010, approximately $309.5 million of our deposits are held by foreign nationals whose primary residence is Latin America. U.S. and global economic policies, political tensions, and unfavorable global economic conditions may adversely impact the Latin American economies. If economic conditions in Latin America deteriorate, we could experience an outflow of deposits by those of our customers with connections to Latin America.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

          Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

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

          Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of December 31, 2010, we had $45.1 million in goodwill, which represented approximately 3.6% of our total assets.

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

Risks Related to Regulation and Legislation

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

          Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

          Since 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 6.25 to 14.50 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier 1 Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

          These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $1,659,000 and $1,140,000 for the years ended December 31, 2010 and December 31, 2009, respectively, compared to $327,000 for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

          We are subject to extensive governmental regulation. 1st United Bancorp, Inc., as a financial holding company, is regulated primarily by the Federal Reserve. 1st United Bank is a commercial bank chartered by the State of Florida and regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Florida Office of Financial Regulation. As a member of the Federal Home Loan Bank (“FHLB”), 1st United Bank must also comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us. 1st United Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. In addition, the Dodd-Frank Act imposes significant additional regulation on our operations.

          Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not shareholders and creditors. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the section entitled “Regulatory Considerations” in this Form 10-K.

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

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by commercial and residential properties in South Florida.

          Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South Florida. As of December 31, 2010, a significant portion of our loans secured by real estate are secured by commercial and residential properties, including properties under construction, located in Palm Beach, Miami-Dade, and Broward Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

          Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, lending, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence, and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failures, which would increase the capital we need to support such growth.

The fair value of our investments could decline.

          Our investment securities portfolio as of December 31, 2010 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.

          Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

          Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

Risks Related to an Investment in our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

          While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the past twelve months was approximately 62,924 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Securities research analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

          The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and our Company. We do not have any control over these securities analysts and they may not cover our common stock. If securities research analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which would cause our stock price or trading volume to decline.

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

We currently operate 18 full service banking centers in Florida (which includes the three banking centers acquired from TBOM which will be closed effective April 30, 2011), which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
North Palm Beach Banking Center	April 2000	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Coral Ridge Banking Center	November 2004 (1)	Leased
Vero Beach Banking Center	August 2008 (2)	Own
Sebastian Banking Center	August 2008(2)	Own
Barefoot Bay Banking Center	August 2008(2)	Own
Brickell Bay Banking Center	December 11, 2009(3)	Leased
Doral Banking Center	December 11, 2009(3)	Leased
Coral Way Banking Center	September 2010(3)	Leased
Alhambra Banking Center	December 17, 2010(4)	Leased
West Doral Banking Center	December 17, 2010(4)	Leased
Medley Banking Center	December 17, 2010(4)	Leased

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable merger on February 29, 2008, these banking centers became 1st United Bank offices.

(2)	Represents banking centers acquired as part of the Citrus Acquisition consummated on August 15, 2008.

(3)	Represents banking centers acquired as part of the Republic Federal Bank acquisition consummated on December 11, 2009.

(4)

Represents banking centers acquired as part of the TBOM acquisition consummated on December 17, 2010. Each of the banking centers are being leased from the FDIC and will be closed effective April 30, 2011, at no further cost to the Company.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Market since September 18, 2009 under the symbol “FUBC”. Prior to that date, our common stock was quoted on the Pink Sheets. The following table sets forth the range of high and low sales prices reported on the NASDAQ Global Market or the range of high and low bid quotations on the Pink Sheets, as applicable. Quotations as reported by the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. We have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of January 14, 2011, our common stock was held by approximately 458 shareholders of record.

	High	Low

2009
First Quarter	$8.00	$1.56
Second Quarter	5.00	3.65
Third Quarter	6.30	4.00
Fourth Quarter	7.90	5.46

2010
First Quarter	$8.65	$7.10
Second Quarter	9.32	7.35
Third Quarter	8.00	5.75
Fourth Quarter	7.10	5.63

Item 6.	Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

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

“Tangible book value per common share” is defined as tangible shareholders’ equity divided by total common shares outstanding. This measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing our tangible book value.

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

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,

	2010 (c)		2009 (b)	2008 (a)	2007	2006

BALANCE SHEET DATA
Total assets	$1,267,752		$1,013,441	$617,821	$375,834	$332,244
Tangible assets	1,219,455		965,388	570,703	371,124	327,438
Total loans	860,739		667,140	486,247	285,423	254,816
Allowance for loan losses	13,050		13,282	5,799	2,070	2,149
Securities available for sale	102,289		88,843	35,075	35,546	32,867
Goodwill and other intangible assets	48,297		48,053	47,118	4,710	4,806
Deposits	1,064,687		802,808	436,269	272,235	240,210
Non-interest bearing deposits	281,285		194,185	100,785	59,539	83,598
Shareholders’ equity	174,050		170,594	98,870	54,498	50,912
Tangible shareholders’ equity	125,753		122,541	51,752	49,788	46,106
INCOME STATEMENT DATA
Interest income	$45,763		$28,539	$30,250	$24,699	$19,948
Interest expense	7,745		7,246	9,584	9,474	6,233

Net interest income	38,018		21,293	20,666	15,225	13,715
Provision for loan losses	13,520		13,240	1,910	145	181

Net interest income after provision for loan losses	24,498		8,053	18,756	15,080	13,534
Gain on acquisition	11,041		20,535	—	—	—
Other non-interest income	4,411		2,427	2,037	1,911	1,418
Non-interest expense	36,429		26,168	22,904	16,989	14,887

Income (loss) before income taxes	3,521		4,847	(2,111)	2	65
Income tax expense (benefit)	1,361		1,827	(752)	(3,391)	—

Net income (loss)	2,160		3,020	(1,359)	3,393	65
Preferred stock dividends earned	—		(774)	(368)	—	—

Net income (loss) available to common shareholders	$2,160		$2,246	$(1,727)	$3,393	$65

PER SHARE DATA
Basic earnings (loss) per share	$0.09		$0.17	$(0.25)	$0.72	$0.01
Diluted earnings (loss) per share	$0.09		$0.17	$(0.25)	$0.71	$0.01
Book value per common share	$7.02		$6.88	$10.87	$11.61	$10.78
Tangible book value per common share	$5.07		$4.94	$5.44	$10.61	$9.76
SELECTED OPERATING RATIOS
Return on average assets	0.20%		0.46%	(0.25)%	0.97%	0.02%
Return on average shareholders’ equity	1.24%		2.44%	(1.63)%	6.64%	0.13%
Net interest margin	4.06%		3.69%	4.23%	4.72%	5.20%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	13.73%		16.83%	16.00%	14.50%	15.32%
Tangible equity/tangible assets	10.31%		12.69%	9.07%	13.42%	14.08%
Non-performing loans/total loans	2.19%		2.34%	2.18%	0.10%	0.44%
Non-performing assets/total assets	2.21%		1.80%	1.72%	0.07%	0.33%
Allowance for loan losses/total loans	1.52%		1.99%	1.19%	0.73%	0.84%
Allowance for loan losses/non-performing loans	69.1%		85.3%	55%	742%	193%
Net charge-offs (recoveries)/average loans	2.01%		1.14%	0.21%	0.08%	(0.03)%
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	11.78	%(d)	12.54%	8.15%	14.71%	14.98%
Tier 1 Risk-based Capital	21.62%		23.23%	9.46%	14.71%	16.36%
Total Risk-based Capital	23.71%		25.45%	11.69%	15.37%	17.11%
REGULATORY CAPITAL RATIOS FOR THE BANK:
Leverage Ratio	9.90	%(d)	7.72%	6.91%	9.69%	11.02%
Tier 1 Risk-based Capital	18.18%		14.36%	8.03%	10.93%	12.04%
Total Risk-based Capital	20.26%		16.59%	10.26%	11.59%	12.79%

(a)	Includes Equitable Merger and Citrus Acquisition
(b)	Includes Republic transaction
(c)	Includes TBOM transaction
(d)	Based on year end total assets, the Leverage Ratio of the Company is 10.27% and for 1st United Bank is 8.61%.

GAAP Reconciliation

(Dollar amounts in thousands, except per share amounts)

	As of and for the Years Ended December 31,

	2010	2009	2008	2007	2006

Total assets	$1,267,752	$1,013,441	$617,821	$375,834	$332,244
Goodwill	(45,008)	(45,008)	(45,008)	(4,553)	(4,553)
Intangible assets, net	(3,289)	(3,045)	(2,110)	(157)	(253)

Tangible Assets	$1,219,455	$965,388	$570,703	$371,124	$327,438

Shareholders’ equity	$174,050	$170,594	$98,870	$54,498	$50,912
Goodwill	(45,008)	(45,008)	(45,008)	(4,553)	(4,553)
Intangible assets, net	(3,289)	(3,045)	(2,110)	(157)	(253)

Tangible shareholders’ equity	$125,753	$122,541	$51,752	$49,788	$46,106

Book value per common share	$7.02	$6.88	$10.87	$11.61	$10.78
Effect of intangible assets	(1.95)	(1.94)	(5.43)	(1.00)	(1.02)

Tangible book value per common share	$5.07	$4.94	$5.44	$10.61	$9.76

Equity to total assets	13.73%	16.83%	16.00%	14.50%	15.32%
Effect of intangible assets	(3.42)	(4.14)	(6.93)	(1.25)	(1.24)

Tangible equity/tangible assets	10.31%	12.69%	9.07%	13.25%	14.08%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

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

          The Bank of Miami Acquisition

On December 17, 2010, 1st United Bank, our banking subsidiary, entered into a purchase and assumption agreement (the “Bank of Miami Agreement”) with the FDIC, as receiver for The Bank of Miami, National Association (“TBOM”), Miami, Florida. According to the terms of the Bank of Miami Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of TBOM. Assets acquired included $275.8 million in loans, and $12.8 million in other real estate owned based on TBOM’s carrying value and approximately $75 million in cash and investments. TBOM operated three banking centers in Miami-Dade County, Florida, and had 101 employees.

All of the loans acquired are covered by two loss share agreements (the “TBOM Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the TBOM Loss Share Agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the TBOM Loss Share Agreements.

1st United Bank received a $38 million net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $48.7 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $11 million resulted from the TBOM acquisition and is included as a component of noninterest income on the statement of income.

1st United Bank did not immediately acquire the furniture or equipment of TBOM as part of the Bank of Miami Agreement. However, 1st United Bank has the option to purchase the furniture and equipment and any owned facilities from the FDIC. The term of this option expires March 18, 2011. 1st United has until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities are leased and one is owned. Two of the locations are approximately one mile from existing 1st United facilities and one location has less than $3 million in deposits. Management has determined that none of the TBOM branches would be retained and anticipates the deposits to be serviced from existing 1st United facilities.

          Republic Federal Acquisition

On December 11, 2009, 1st United Bank entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss share agreements (the “Republic Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the Republic Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Share Agreements.

1st United Bank received $34.2 million from the FDIC above the Republic carrying value of the net assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.3 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Republic Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain of $20.5 million during 2009 resulted from the Republic acquisition and is included as a component of noninterest income on the statement of income.

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

          Citrus Bank, N.A. Acquisition

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

          Equitable Bank Acquisition

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

Financial Overview

•

Net earnings for the year ended December 31, 2010 were $2.2 million compared to net earnings of $3.0 million in 2009. Our results for 2010 were impacted by a gain due to the TBOM acquisition of $11 million offset by acquisition related costs of $2.2 million and provision for loan losses of $13.5 million.

•	Net interest margin increased to 4.06% for the twelve months ended December 31, 2010 compared to 3.69% for the twelve months ended December 31, 2009.

•	Non-accrual loans at December 31, 2010 represented 2.19% of total loans compared to 2.34% at December 31, 2009.

•

The changes in operating results for the period ended December 31, 2010 when compared to the period ended December 31, 2009, and for the balance sheet at December 31, 2010 when compared to December 31, 2009, were substantially a result of the acquisition of TBOM and Republic.

•	Total assets increased to $1.268 billion at December 31, 2010 from $1.013 billion at December 31, 2009 primarily due to the TBOM acquisition.

•	Total shareholders’ equity increased to $174.1 million at December 31, 2010 from $170.6 million at December 31, 2009 primarily due to net earnings for the year.

•	The percentage of non-interest bearing deposits to total deposits was 26.4% at December 31, 2010 compared to 24.2% at December 31, 2009.

Financial Condition

At December 31, 2010, our total assets were $1.268 billion and our net loans were $847.7 million or 67% of total assets. At December 31, 2009, our total assets were $1.013 billion and our net loans were $653.9 million or 66% of total assets. The increase in net loans from December 31, 2009 to December 31, 2010 was $193.8 million or 30%. This increase was mainly attributed to the TBOM Acquisition which added approximately $203 million in net loans. During 2010, we had new loan production of approximately $91 million resulting in fundings during the year of approximately $67 million (including loans originated for sale) which was offset by payoffs, sales, pay downs and charge-offs during the year.

At December 31, 2010, the allowance for loan losses was $13.1 million or 1.52% of total loans. At December 31, 2009, the allowance for loan losses was $13.3 million or 1.99% of total loans.

At December 31, 2010, our total deposits were $1.064 billion, an increase of $261.7 million (33%) over December 31, 2009 of $802.8 million. The increase was mainly due to the TBOM Acquisition in December 2010 which added approximately $232.4 million in deposits as of December 31, 2010. Non-interest bearing deposits represented 26.4% of total deposits at December 31, 2010 compared to 24.2% at December 31, 2009.

Federal Home Loan Advances were $5 million at December 31, 2010 and at December 31, 2009.

Results of Operations

We recorded net earnings of $2.2 million for the year ended December 31, 2010, compared to net earnings of $3.0 million for the year ended December 31, 2009. The income for the year was substantially attributed to a gain from the TBOM Acquisition of $11 million, offset by a $13.5 million provision for loan losses and acquisition costs of $2.2 million. Overall operating expenses increased primarily as a result of the TBOM Acquisition in December 2010, and a full year of operating costs related to the Republic acquisition in December 2009.

We recorded net earnings of $3.0 million for the year ended December 31, 2009, compared to a loss of $1.4 million for the year ended December 31, 2008. The income for the year was substantially attributed to a gain from the Republic acquisition of $20.5 million, offset by a $13.2 million provision for loan losses and acquisition costs of $2.7 million. Overall operating expenses increased primarily as a result of the Republic acquisition in December 2009, and a full year of operating costs related to the Equitable Merger and Citrus Acquisition in 2008.

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

Net interest earnings for the years ended December 31, 2010 and 2009 are reflected in the following table:

(Dollars in thousands)	Year ended

	December 31, 2010			December 31, 2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans (a)	$685,251	$41,529	6.06%	$506,625	$26,196	5.17%
Investment securities	92,063	3,263	3.54%	48,289	2,118	4.39%
Federal funds sold and securities purchased under resale agreements	158,949	971	0.61%	22,236	225	1.01%

Total interest earning assets	936,263	45,763	4.89%	577,150	28,539	4.94%

Non-interest earning assets	132,977			82,508
Allowance for loan losses	(12,991)			(6,590)

Total Assets	$1,056,249			$653,068

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$108,275	$200	0.18%	$63,150	$154	0.24%
Money market accounts	180,999	1,718	0.95%	105,755	1,055	1.00%
Savings accounts	37,270	229	0.61%	14,842	97	0.65%
Certificates of deposit	301,428	5,131	1.70%	183,550	5,204	2.84%
Repos	14,228	23	0.16%	14,331	38	0.27%
Other borrowings	10,141	444	4.38%	33,932	698	2.06%

Total interest-bearing liabilities	652,341	7,745	1.19%	415,560	7,246	1.74%

Non-interest-bearing liabilities
Demand deposit accounts	222,970			108,716
Other liabilities	6,050			4,929

Total non-interest-bearing liabilities	229,020			113,645

Shareholders’ Equity	174,888			123,863

Total Liabilities and Shareholders’ Equity	$1,056,249			$653,068

Net interest spread		$38,018	3.70%		$21,293	3.20%

Net interest on average earning assets-Margin (b)			4.06%			3.69%

(a) Average loans include non-performing loans. Interest on loans includes loan fees of $499 in 2010, and $175 in 2009.

(b) Net interest margin is net interest income divided by average total interest-earning assets.

Net interest income was $38 million for the year ended December 31, 2010 compared with $21.3 million for the year ended December 31, 2009, an increase of $16.7 million or 79%. The increase resulted primarily from an increase in average earning assets of $403 million or 62% due primarily to the common stock offering in 2009, the Republic Acquisition in late 2009, and the TBOM Acquisition in 2010. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 37 basis points from 3.69% during the year ended December 31, 2009 to 4.06% during the year ended December 31, 2010, mainly the result of the accretion of a loan discount of $5.6 million during the year on acquired loans which added approximately 59 basis points to the December 31, 2010 margin. This amount was partially offset by the decrease of average loans as a percent of earning assets of 73% for the year ended December 31, 2010 compared to 88% for the year ended December 31, 2009. Margin was significantly affected by decrease in interest rates paid on deposits, especially the large increase in non-interest bearing deposits.

          Net interest earnings for the years ended December 31, 2009 and 2008 are reflected in the following table:

	Year ended

	December 31, 2009			December 31, 2008

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans (a)	$506,625	$26,196	5.17%	$439,124	$28,017	6.38%
Investment securities	48,289	2,118	4.39%	36,417	1,806	4.96%
Federal funds sold, securities purchased under resale agreements	22,236	225	1.01%	13,472	427	3.17%

Total interest earning assets	577,150	28,539	4.94%	489,013	30,250	6.19%

Non-interest earning assets	82,508			66,246
Allowance for loan losses	$(6,590)			(4,133)

Total Assets	$653,068			$551,126

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$63,150	154	0.24%	$47,851	$456	0.95%
Money market accounts	105,755	1,055	1.00%	92,959	1,804	1.94%
Savings accounts	14,842	97	0.65%	9,585	69	0.72%
Certificates of deposit	183,550	5,204	2.84%	157,601	5,861	3.72%
Federal funds purchased and Repos	14,331	38	0.27%	20,061	204	1.02%
Other borrowings	33,932	698	2.06%	41,553	1,190	2.86%

Total interest-bearing liabilities	415,560	7,246	1.74%	369,610	9,584	2.59%

Non-interest-bearing liabilities
Demand deposit accounts	108,716			93,451
Other liabilities	4,929			4,461

Total non-interest bearing liabilities	113,645			97,912

Shareholders’ Equity	123,863			83,604

Total Liabilities and Shareholders’ Equity	$653,068			$551,126

Net interest spread		$21,293	3.20%		$20,666	3.59%

Net interest on average earning assets – Margin (b)			3.69%			4.23%

(a) Average loans include non-performing loans. Interest on loans includes loan fees of $175 in 2009, and $427 in 2008.

(b) Net interest margin is net interest income divided by average total interest-earning assets.

Net interest income was $21.3 million for the year ended December 31, 2009 compared with $20.7 million for the year ended December 31, 2008, an increase of $627,000 or 3%. The increase resulted primarily from an increase in average earning assets of $88 million or 18% due primarily to the Equitable Merger and Citrus Acquisition in 2008, and the common stock offering and Republic Acquisition in 2009. This increase was substantially offset by a decrease in net interest margin. The net interest margin for the year ended December 31, 2009, was negatively impacted by the full impact of decreases in the overnight Federal funds rate and 1st United Bank’s and the prime lending rate published in The Wall Street Journal which occurred throughout the last quarter of 2007 and throughout 2008. A substantial portion of 1st United Bank’s loans (approximately 51% of total loans) fluctuate at least quarterly with changes in 1st United Bank’s and The Wall Street Journal’s prime rate. Since January 1, 2007, 1st United Bank’s and the The Wall Street Journal’s lending prime rate has decreased from 8.25% to 3.25% at December 31, 2009. This decrease had a negative impact on our interest income and margin.

          Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009, and during the year ended December 31, 2009 as compared to the year ended December 31, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands)	Years ended December 31, 2010 and 2009

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$15,333	$10,304	$5,029
Investment Securities	1,145	1,616	(471)
Federal funds sold and securities purchased under resale agreements	746	868	(122)

Total interest-earning assets	$17,224	$12,788	$4,436

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$46	$90	$(44)
Money market accounts	663	717	(54)
Savings accounts	132	138	(6)
Certificates of deposit	(73)	2,519	(2,592)
Federal funds purchased and repos	(15)	—	(15)
Other borrowings	(254)	(701)	447

Total interest-bearing liabilities	$499	$2,763	$(2,264)

Net interest spread	$16,725	$10,025	$6,700

Changes in interest earnings for the years ended December 31, 2009 and 2008 were as follows:

(Dollars in thousands)	Years ended December 31, 2009 and 2008

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$(1,821)	$3,941	$(5,762)
Investment Securities	312	539	(227)
Federal funds sold and securities purchased under resale agreements	(202)	185	(387)

Total interest-earning assets	$(1,711)	$4,665	$(6,376)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$(302)	$113	$(415)
Money market accounts	(749)	222	(971)
Savings accounts	28	35	(7)
Certificates of deposit	(657)	871	(1,528)
Federal funds purchased and repos	(166)	(46)	(120)
Other borrowings	(492)	(194)	(298)

Total interest-bearing liabilities	$(2,338)	$1,001	$(3,339)

Net interest spread	$627	$3,664	$(3,037)

          Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2010, the provision for loan losses was $13.1 million as compared to $13.2 million for 2009. For the year ended December 31, 2009, the provision for loan losses was $13.2 million as compared to $1.9 million for the year ended December 31, 2008. The primary reason for the increase in provisioning in 2010 and 2009 over historical levels was due to the deterioration of market conditions, which resulted in classified loans, an increase in non-performing loans, and charge-offs during the year. As of December 31, 2010 and 2009, the allowance for loan losses was 1.52% and 1.99%, respectively, of total loans. As of December 31, 2010 and 2009, the allowance for loan losses to non-accrual loans was 69.1% and 85.3%, respectively.

          Non-Interest Income

Following is a schedule of non-interest income for the years ended December 31, 2010, 2009, and 2008:

(Dollars in thousands)	Year ended December 31,

	2010	2009	2008

Service charges fees on deposit accounts	$3,091	$1,418	$1,262
Loss on sale of OREO	(113)	(64)	—
Net gain on sale of securities	435	596	119
Net gain on sale and fee referrals of government guaranteed loans	—	—	17
Net gain on sale of residential real estate loans	73	98	109
Increase in cash surrender value of company owned life insurance	161	156	178
Gain on acquisition	11,041	20,535	—
Other	764	223	352

	$15,452	$22,962	$2,037

Non-interest income decreased to $15.5 million for the year ended December 31, 2010 from $23.0 million in 2009. The decrease of $7.5 million was mainly the result of the difference on the gain on acquisition of TBOM in 2010 as compared to the gain from the Republic acquisition in 2009.

Service charges and fees on deposit accounts have increased by $1.67 million or 118% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase was primarily due to the increase in average deposits of 79% in 2010 as compared to 2009 due primarily from the full year of deposits from the Republic acquisition.

During the year ended December 31, 2010, we sold approximately $35.1 million of securities resulting in a net gain of $435,000 as compared to 2009 when we sold $32.1 million of securities for a net gain of $596,000.

Other non-interest income increased to $764,000 for the year ended December 31, 2010 as compared to $223,000 for the year ended December 31, 2009. This increase was primarily due to increased fees due to the Republic acquisition in late 2009 as well as the TBOM acquisition in late 2010.

Non-interest income increased to $23.0 million for the year ended December 31, 2009 from $2 million in 2008. The increase of $21.0 million was mainly the result of a one-time recorded gain on acquisition of $20.5 million due to the Republic acquisition.

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

          Non-Interest Expenses

Following is a schedule of non-interest expense for years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	Year ended December 31,

	2010	2009	2008

Salaries and employee benefits	$16,052	$9,808	$10,540
Occupancy expense	6,237	6,113	5,634
Data Processing	2,684	1,858	1,684
Telephone	757	557	531
Advertising	165	78	119
Stationary and supplies	317	224	294
Amortization of intangibles	433	313	250
FDIC assessment	1,659	1,140	327
Professional fees	2,153	1,134	278
Acquisition related expenses	2,213	2,711	1,395
Impairment losses recognized in earnings	—	120	130
Other	3,759	2,112	1,722

	$36,429	$26,168	$22,904

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2010, non-interest expense increased to $36.4 million compared to $26.2 million for the year ended December 31, 2009, an increase of $10.2 million or 39%. A substantial portion of the increase in non-interest expense was due to the acquisition of Republic in late 2009 and TBOM in late 2010.

Salary and employee benefit costs were $16.1 million in 2010 or $6.2 million more than 2009, primarily as a result of the acquisition of the Republic operation, including three banking centers at the end of 2009. In addition, we incurred approximately $510,000 in salary and benefits related to employees who worked for us until the completion of the conversion and integration of the Republic systems.

As part of the TBOM Acquisition on December 17, 2010, we added 89 employees and annualized salary and benefit costs of $6 million. Of these 89 positions, we anticipate 49 positions being eliminated by May 31, 2011. In addition, we anticipate expensing in the first half of 2011 approximately $750,000 in stay bonuses and severance to certain staff who stay through the conversion and integration of TBOM.

As part of the TBOM acquisition, we added two leased facilities and one owned facility which we will be leasing through May 31, 2011 with an estimated cost for the first five months of 2011 of approximately $1,164. As these locations will be eliminated, we do not anticipate any additional costs after the second quarter of 2011. In January 2011, we also signed a lease for additional space which will result in additional annualized occupancy cost of approximately $200,000.

Data processing costs were $2.7 million or an increase of $826,000 compared to 2009, primarily as a result of the full year of costs related to the increased loans and deposits serviced from the Republic acquisition.

Professional fees were $2.15 million, or an increase of $1.02 million compared to 2009 primarily as a result of collection efforts from the increase in non-performing loans, classified assets and charge-offs during 2010.

Acquisition related costs of $2.2 million in 2010 related primarily to integration, legal and valuation expenses for the TBOM Acquisition, the termination of leases related to excess space and one-time compensation related costs.

Other non-interest expense of $3.8 million in 2010 increased $1.65 million compared to 2009 primarily due to the full year of operations in 2010 from the Republic Acquisition.

During the year ended December 31, 2009, non-interest expense increased to $26.2 million compared to $22.9 million for the year ended December 31, 2008, an increase of $3.3 million or 14.3%.

Salary and employee benefit costs were $9.8 million in 2009 or $732,000 less than 2008. The decrease was primarily due to approximately 24 former Equitable and Citrus Bank employees who worked for us until the completion of the conversion and integration of the entities.

Occupancy expenses were $6.1 million in 2009 or an increase of $479,000 compared to 2008. The increase was primarily a result of a full year of occupancy costs related to the locations added from the Equitable Merger and the Citrus Acquisition in 2008.

Data processing costs in 2009 were $1.86 million or an increase of $174,000 compared to 2008, primarily as a result of the full year of costs related to the increased loans and deposits serviced from the Equitable Merger and Citrus Acquisition.

Professional fees were $1.13 million, or an increase of $856,000 compared to 2008 primarily as a result of collection efforts from the increase in non-performing loans, classified assets and charge-offs during 2009.

The FDIC assessment increased due to the increase in deposits during the year as well as a special assessment of $293,000 in 2009 that the FDIC assessed on all financial institutions. In addition, our assessment rates which also include those for participating in the FDIC transactions account guarantee program, increased from 6.25 to 14.50 basis points during 2009.

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

          Income Tax Expense (Benefit)

During the year ended December 31, 2010, we recognized an income tax expense of $1.36 million due to pre-tax earnings of $3.52 million.

In the year ended December 31, 2009, we recognized an income tax expense of $1.83 million due to pre-tax earnings of $4.85 million. We recognized an income tax benefit of $752,000 for the year ended December 31, 2008.

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

Liquidity and Capital Resources

          Liquidity

We manage our liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, we utilize other short-term funding sources such as securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, Federal Home Loan Bank advances and brokered time deposits.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net decrease in cash and cash equivalents of $15.5 million from December 31, 2009 to December 31, 2010, and during 2010 we experienced net cash transferred from acquisitions of $35.1 million and an overall increase in deposits of $6.9 million.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us. At December 31, 2010, we had cash and due from bank balances of $119 million, and unpledged securities in the amount of $70.8 million.

In November 2010, we filed a shelf registration statement on Form S-3 with the SEC through which we may sell from time to time any combination of common stock, preferred stock, debt securities, warrants, subscription rights, and units, in one or more offerings. We may seek to obtain debt or equity financings in the future. Such financings, however, may not be available on terms acceptable to us, or at all. In addition, the Loss Share Agreements with the FDIC limit our ability to raise additional equity if a change of control would occur as defined in the Loss Share Agreements.

At December 31, 2010, we had borrowings from the FHLB of $5 million. At December 31, 2010, we had commitments to originate loans totaling $67.6 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2010 totaled $353.7 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2010, we had short-term lines available from correspondent banks totaling $46 million, FRB discount window availability of $38.0 million and borrowing capacity from the FHLB of $50.5 million based on collateral pledged, for a total credit available of $130.7 million. In addition, being “well capitalized,” the Bank can access the wholesale deposits for approximately $298.9 million based on current policy limits.

We discuss our securities portfolio, deposits and borrowings further in Item 1. Business.

          Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Year ended December 31,

	2010	2009

Balance at beginning of period	$170,594	$98,870
Issuance of preferred stock	—	9,829
Redemption of preferred stock	—	(15,095)
Registration costs on issuance of common stock	(21)	—
Sale of common stock	—	74,925
Exercise of options	—	—
Stock based compensation expense	830	543
Net income	2,160	3,020
Preferred stock dividends earned	—	(774)
Change in unrealized gains (losses) on available for sale securities	487	(724)

Balance at end of period	$174,050	$170,594

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2010, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 20.26%, a Tier 1 risk-based capital ratio of 18.18%, and a Tier 1 leverage ratio of 9.9%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents 1st United Bancorp’s regulatory Capital Ratios for the respective periods:

	Well Capitalized Regulatory Requirement
		December 31,

		2010		2009

Total capital to risk-weighted assets	10.00%	23.71%		25.45%
Tier I capital to risk-weighted assets	6.00%	21.62%		23.23%
Tier I capital to total average assets	5.00%	11.78	% (a)	12.54%

(a) Tier 1 capital to year end assets is 10.27%

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2010, we had $67.9 million in commitments to originate loans and $4 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, certain assets of Citrus on August 15, 2008, certain assets of Republic on December 11, 2009, and the assets of TBOM on December 17, 2010. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2010, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and intangible assets are described further in Notes 1 and 6 of the notes to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for smaller reporting companies

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st United Bancorp, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the current year acquisition of The Bank of Miami, N.A. from the scope of management’s report on internal control over financial reporting. As such, this acquired institution has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 /s/ Crowe Horwath LLP

Fort Lauderdale, Florida
February 14, 2011

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	2010	2009

ASSETS
Cash and due from financial institutions	$118,952	$134,504
Federal funds sold	800	737

Cash and cash equivalents	119,752	135,241
Time deposits in other financial institutions	75	75
Securities available for sale	102,289	88,843
Loans held for sale	4,800	151
Loans, net of allowance of $13,050 and $13,282 at year end 2010 and 2009	847,689	653,858
Nonmarketable equity securities	18,543	10,233
Premises and equipment, net	9,823	9,228
Other real estate owned	9,085	635
Company-owned life insurance	4,727	4,566
FDIC loss share receivable	86,712	43,772
Goodwill	45,008	45,008
Core deposit intangible	3,289	3,045
Accrued interest receivable and other assets	15,960	18,786

	$1,267,752	$1,013,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$281,285	$194,185
Interest bearing	783,402	608,623

Total deposits	1,064,687	802,808
Federal funds purchased and repurchase agreements	12,886	22,343
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	4,750	5,091
Accrued interest payable and other liabilities	6,379	7,605

Total liabilities	1,093,702	842,847

Commitments and contingencies (Note 19)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized and undesignated as of December 31, 2010; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 24,793,089 and 24,781,660 issued and outstanding at year end 2010 and 2009, respectively	248	248
Additional paid-in capital	181,697	180,888
Accumulated deficit	(8,427)	(10,587)
Accumulated other comprehensive income	532	45

Total shareholders’ equity	174,050	170,594

	$1,267,752	$1,013,441

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010, 2009, and 2008
(Dollar amounts in thousands, except per share data)

	Year ended December 31,

	2010	2009	2008

Interest and dividend income
Loans, including fees	$41,529	$26,196	$28,017
Securities	3,263	2,118	1,806
Federal funds sold and other	971	225	427

	45,763	28,539	30,250
Interest expense
Deposits	7,278	6,510	8,190
Federal funds purchased and repurchase agreements	23	38	204
Federal Home Loan Bank advances	233	375	943
Other borrowings	211	323	247

Total interest expense	7,745	7,246	9,584

Net interest income	38,018	21,293	20,666

Provision for loan losses	13,520	13,240	1,910

Net interest income after provision for loan losses	24,498	8,053	18,756

Non-interest income
Service charges on deposit accounts	3,091	1,418	1,262
Loss on sale of other real estate owned	(113)	(64)	—
Net gain on sales of securities	435	596	119
Net gain on sales and fees from referrals of government guaranteed loans	—	—	17
Net gain on sales of residential real estate loans	73	98	109
Gain on acquisition	11,041	20,535	—
Increase in cash surrender value of company-owned life insurance	161	156	178
Other	764	223	352

Total noninterest income	15,452	22,962	2,037
Non-interest expense
Salaries and employee benefits	16,052	9,808	10,540
Occupancy and equipment	6,237	6,113	5,634
Data processing	2,684	1,858	1,684
Telephone	757	557	531
Stationery and supplies	317	224	294
Amortization of intangibles	433	313	250
Professional fees	2,153	1,134	278
Advertising	165	78	119
Acquisition related expenses	2,213	2,711	1,395
FDIC assessment	1,659	1,140	327
Other-than-temporary loss:
Total impairment loss	—	120	130
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	—	120	130
Other	3,759	2,112	1,722

Total non-interest expense	36,429	26,168	22,904

Income (loss) before income taxes	3,521	4,847	(2,111)
Income tax expense (benefit)	1,361	1,827	(752)

Net income (loss)	2,160	3,020	(1,359)
Preferred stock dividends earned	—	(774)	(368)

Net income (loss) available to common shareholders	$2,160	$2,246	$(1,727)

Basic earnings (loss) per share	$0.09	$0.17	$(0.25)

Diluted earnings (loss) per share	$0.09	$0.17	$(0.25)

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2008									4,693,765	$47	$64,720	$(10,526)	257	$54,498
Comprehensive income:
Net income (loss)												(1,359)		(1,359)
Change in net unrealized gain (loss) on securities available for sale net of reclassification and tax effects													512	512

Total comprehensive income (loss)														(847)
Stock-based compensation expense including tax benefit											341			341
Issuance of common stock, Equitable merger, net of issuance cost of $503									1,928,610	19	27,478			27,497
Issuance of common stock, Citrus acquisition, net of issuance cost of $37									136,364	2	916			918
Issuance of preferred stock, net of issuance cost of $71	660,000	$6,529												6,529
Issuance of common stock Rights Offering, net of issuance cost of $253									1,603,675	16	10,124			10,140
Repurchase and retirement of preferred stock	(200,497)	(2,005)							307,817	3	2,002			—
Dividends paid on preferred stock		71										(277)		(206)

Balance December 31, 2008	459,503	$4,595							8,670,231	$87	$105,581	$(12,162)	769	$98,870
Comprehensive income:
Net income (loss)												3,020		3,020
Change in net unrealized gain (loss) on securities available for sale net of reclassification and taxes													(724)	(724)

Total comprehensive income														2,296
Dividends declared on preferred stock						$730		$(59)				(1,445)		(774)
Stock-based compensation expense including tax benefit											543			543
Restricted stock grants									11,429	—	—
Issuance of common stock, net of cost $5,575									16,100,000	161	74,764			74,925
Exchange of Series A and B preferred stock	(459,503)	(4,595)	459,503	$4,595										—
Issuance of Series C preferred stock – net of issuance costs of $171					10,000	9,270								9,270
Issuance of Series D preferred stock							500	559						559
Redemption of preferred stock			(459,503)	(4,595)	(10,000)	(10,000)	(500)	(500)						(15,095)

Balance December 31, 2009	—	$—	—	$—	—	$—	—	$—	24,781,660	$248	$180,888	$(10,587)	$45	$170,594
Comprehensive income:
Net income (loss)												2,160		2,160
Change in net unrealized gain (loss) on securities available for sale net of reclassification and taxes													487	487

Total comprehensive income														2,647
Stock-based compensation expense including tax benefit											830			830
Restricted stock grants									11,429					—
Registration costs on issuance of common stock											(21)			(21)

Balance December 31, 2010	—	$—	—	$—	—	$—	—	$—	24,793,089	$248	$181,697	$(8,427)	$532	$174,050

See accompanying notes to the consolidated financial statements

62

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2010, 2009, and 2008 (Dollar amounts in thousands)

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$2,160	$3,020	$(1,359)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	13,520	13,240	1,910
Depreciation and amortization	2,011	2,021	1,784
Net accretion of purchase accounting adjustments	(4,660)	(809)	(1,150)
Net amortization of securities	780	225	23
Impairment of available-for-sale securities	—	120	130
Increase in cash surrender value of company-owned life insurance	(161)	(156)	(178)
Stock-based compensation	830	543	341
Net (gain) loss on sale of securities	(435)	(596)	(119)
Net (gain) loss on foreclosed assets	113	64	—
Net (gain) loss on premises and equipment	58	4	—
Net gain on sales of loans held for sale	(73)	(98)	(109)
Gain on acquisition	(11,041)	(20,535)	—
Loans originated for sale	(3,700)	(6,211)	(7,723)
Proceeds from sales of loans held for sale	3,924	7,509	8,937
Net change in:
Deferred income taxes	(1,362)	1,936	4,118
Deferred loan fees	(277)	188	(18)
Other assets	6,498	(3,586)	(7,204)
Accrued expenses and other liabilities	(3,147)	2,369	(318)

Net cash from operating activities	5,038	(752)	(935)
Cash flows from investing activities
Proceeds from sales/calls of securities	39,124	32,106	17,517
Proceeds from security maturities, calls and prepayments	19,767	10,571	7,755
Purchases of securities	(42,841)	(62,908)	(19,308)
Loan originations and payments, net	(1,158)	(5,205)	(20,601)
Proceeds from sale of government guaranteed and other non residential loans	—	—	5,158
Proceeds from sale of other real estate owned	5,085	2,246	—
Purchase of nonmarketable equity securities, net	(57)	1,034	(2,021)
Cash transferred in connection with acquisitions	35,102	183,026	41,444
Additions to premises and equipment, net	(1,863)	(303)	(961)
Proceeds from surrender of company-owned life insurance	—	2,252	—
Purchase of company-owned life insurance	—	(2,200)	—

Net cash from investing activities	53,159	160,619	28,983
Cash flows from financing activities
Net increase/decrease in deposits	7,149	16,892	(59,462)
Net change in federal funds purchased and repurchase agreements	(9,457)	490	(17,833)
Net change in short-term Federal Home Loan Bank advances	(71,016)	(129,581)	18,798
Net change in other borrowings	(341)	(414)	1,187
Repurchase and retirement of preferred stock including tax benefit	—	(15,095)	—
Issuance of preferred stock	—	9,829	6,529
Issuance of common stock, net of expense	(21)	74,925	10,140
Dividends paid	—	(774)	(206)

Net cash from financing activities	(73,686)	(43,728)	(40,847)

Net change in cash and cash equivalents	(15,489)	116,139	(12,799)
Beginning cash and cash equivalents	135,241	19,102	31,901

Ending cash and cash equivalents	$119,752	$135,241	$19,102

Supplemental cash flow information:
Interest paid	$7,823	$6,877	$9,290
Income taxes paid	225	—	—

Supplemental disclosures of noncash activities:
Series A preferred stock converted to common stock	$—	$365	$2,005
Transfer of loans to foreclosed assets	3,790	2,945	—
Transfer of loans held for sale to portfolio	—	—	—
Transfer of loans to held for sale portfolio	4,800	151	1,200
Issuance of common stock pursuant to acquisitions	—	—	28,415

See accompanying notes to the consolidated financial statements

63

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp” or “Company”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, five offices in Miami-Dade County and one each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. However, the customers’ ability to repay their loans is dependent on the real estate and general market conditions. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or performing or non-performing loans. At December 31, 2010, EEL held $5.2 million in loans.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill, carrying value of deferred tax assets and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income net of tax. Nonmarketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.

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
Years Ended December 31, 2010, 2009 and 2008
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

Loans: Loans, excluding certain purchased loans which have shown evidence of deterioration since origination, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

The general allowance considers historical net charge-offs over a rolling two year period by portfolio segment of loans. This historical charge off ratio is then adjusted for qualitative factors including delinquency trend, loss and recovery trend, classified asset trend, non-accrual trend, economic and business conditions and other external factors by portfolio segment of loans. The qualitative factors totaled approximately 30 basis points of the allowance for loan losses at December 31, 2010.

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
Years Ended December 31, 2010, 2009 and 2008
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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the Loss Share Agreements which were booked as of the acquisition dates of Republic and TBOM. The estimate represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM and Republic acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable. On a quarterly basis the Company will evaluate the FDIC Loss Share Receivable to determine if the estimated losses on covered assets support the amount recorded as FDIC Loss Share Receivable. If the Company determines that it cannot support the FDIC Loss Share Receivable, it will record a charge to earnings for the unsupported amount.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
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

The Company adopted FASB Accounting Standards Codification 740-10-25, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

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
Years Ended December 31, 2010, 2009 and 2008
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

Recently Adopted Accounting Standards

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

NOTE 2 –ACQUISITIONS

The Bank of Miami, N.A. Acquisition

On December 17, 2010, 1st United Bank, our banking subsidiary, entered into a purchase and assumption agreement (the “Bank of Miami Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The Bank of Miami, National Association (“TBOM”), Miami, Florida. According to the terms of the Bank of Miami Agreement, 1st United Bank assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of TBOM. Assets acquired included $275.8 million in loans, and $12.8 million in other real estate owned based on TBOM’s carrying value and approximately $75 million in cash and investments. TBOM operated three banking centers in Miami-Dade County, Florida, and had 101 employees.

All of the loans acquired are covered by two loss share agreements (the “TBOM Loss Share Agreements”) between the FDIC and 1st United Bank, which affords 1st United Bank significant loss protection. Under the TBOM Loss Share Agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the TBOM Loss Share Agreements.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (continued)

1st United Bank received a $38 million net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $48.7 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $11 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

The following summarizes the fair value of the assets and liabilities acquired on December 17, 2010:

December 17, 2010

Cash and cash equivalents	$74,902
Securities	29,060
Federal Reserve Bank and Federal Home Loan Bank stock	8,253
Loans	203,185
Core deposit intangible	677
FDIC loss share receivable	48,690
Other real estate owned	9,858
Other assets	3,691

TOTAL ASSETS ACQUIRED	$378,316

Deposits	$254,538
Federal Home Loan Bank advances	71,016
Other	1,921

TOTAL LIABILITIES ASSUMED	$327,475

Excess of assets acquired over liabilities assumed	50,841
Cash paid to FDIC	(39,800)

RECORDED GAIN ON ACQUISITION	$11,041

1st United Bank did not immediately acquire the furniture or equipment of TBOM as part of the purchase and assumption agreement. However, 1st United Bank has the option to purchase the furniture and equipment and any owned facilities from the FDIC. The term of this option expires March 18, 2011. 1st United has until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities are leased and one is owned. Two of the locations are approximately one mile from existing 1st United facilities and one location has less than $3 million in deposits. Management has determined that none of the TBOM branches would be retained and anticipates the deposits to be serviced from existing 1st United facilities.

The Federal Home Loan Bank (FHLB) advances to TBOM were repaid prior to December 31, 2010.

The operating results of 1st United for the twelve month period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities since the acquisition date of December 17, 2010. Due primarily to the significant amount of fair value adjustments and the TBOM Loss Share Agreements now in place, historical results of TBOM are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (continued)

Republic Federal Bank Acquisition

On December 11, 2009, 1st United entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain of the assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC.

Republic operated four banking centers in Miami-Dade County, Florida, which immediately became banking centers of 1st United.

Under the Republic Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Share Agreements.

1st United received a $34.2 million net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. The Company recorded an estimated receivable from the FDIC in the amount of $43.8 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain totaling $20.5 million resulted from the acquisition and is included as a component of noninterest income on the statement of income.

As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to preliminary fair values became available. Final valuation and purchase price allocation adjustments are reflected in the table below.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 2 –ACQUISITIONS (continued)

	December 11, 2009 (As initially reported)	Final Measurement Period Adjustments		December 11, 2009 (As adjusted)

Cash and cash equivalents	$25,026	$		$25,026
Securities	33,637			33,637
Federal Reserve Bank and Federal Home Loan Bank stock	5,266			5,266
Loans	198,562		(13,833)	184,729
Core deposit intangible	1,248			1,248
FDIC loss share receivable	32,900		10,872	43,772
Other assets	3,223		(226)	2,997

TOTAL ASSETS ACQUIRED	$299,862		$(3,187)	$296,675

Deposits	$349,647	$		$349,647
Repurchase agreements	3,724			3,724
Federal Home Loan Bank advances	78,823			78,823
Other	2,376		(430)	1,946

TOTAL LIABILITIES ASSUMED	$434,570		$(430)	$434,140

Excess of liabilities over assets acquired	(134,708)		(2,757)	(137,465)
Cash received from FDIC	158,000		—	158,000

RECORDED GAIN ON ACQUISITION	$23,292		$(2,757)	$20,535

Citrus Acquisition

On August 15, 2008, the Company completed the assumption and acquisition of the banking center network, substantially all of the deposits, and selected loans of Citrus Bank, N.A. (the “Citrus Acquisition”), headquartered in Vero Beach, Florida. The total purchase price included $1,500 of contingent consideration paid equally ($750 per year) over the next two years subject to the retention of certain deposits acquired. The Company was not required to pay the $750 that was potentially due in 2009 and 2010.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2010
U.S. Government and federal agency	$3,995	$43	$—	$4,038
Mortgage-backed: residential	97,441	1,134	(324)	98,251
Municipal securities	—	—	—	—

	$101,436	$1,177	$(324)	$102,289

2009
U.S. Government and federal agency	$12,490	$7	$(80)	$12,417
Mortgage-backed: residential	74,292	648	(502)	74,438
Municipal securities	1,988	—	—	1,988

	$88,770	$655	$(582)	$88,843

At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The Company sold $35,124 of available for sale securities in 2010 which resulted in gross gains of $503 and gross losses of $68, most of which were callable agency securities. The Company sold $32,106 of available for sale securities in 2009 which resulted in gross gains of $630 and gross losses of $34, most of which were callable agency securities. The Company sold $7,100 of available for sale securities in 2008 which resulted in gross gains of $124 and gross losses of $5, most of which were callable securities.

The amortized cost and fair value of debt securities at year end 2010 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	3,995	4,038
Mortgage-backed	97,441	98,251

	$101,436	$102,289

Securities at year end 2010 and 2009 with a carrying amount of $31,497 and $41,233 were pledged to secure public deposits and repurchase agreements.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at year end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss

2010
U.S. Government and federal agency	$—	$—	$—	$—	$		$
Mortgage-backed	23,557	(324)	—	—		23,557		(324)

	$23,557	$(324)	$—	$—		$23,557		$(324)

2009
U.S. Government and federal agency	$6,806	$(80)	$—	$—		$6,806		$(80)
Mortgage-backed	39,319	(502)	—	—		39,319		(502)

	$46,125	$(582)	$—	$—		$46,125		$(582)

Unrealized losses on mortgage-backed securities have not been recognized into income because the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

For the years ended December 31, 2009 and 2008, the Company recorded a combined $250 loss associated with the other-than-temporary decline in the value of a corporate obligation. The Company recorded the impairment as a result of lack of marketability and weakening financial conditions of the issuer. Subsequent to the impairment charge, the subsidiary bank of the issuer was closed by the FDIC. Consequently, all of the loss was considered credit related by the Company.

NOTE 4 - LOANS

Loans at year end were as follows:

	December 31, 2010			December 31, 2009

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$34,749	$94,924	$129,673	$35,876	$79,905	$115,781
Real estate:
Residential	117,296	110,204	227,500	85,936	114,941	200,877
Commercial	192,106	264,509	456,615	57,013	225,770	282,783
Construction	6,687	26,757	33,444	1,108	54,581	55,689
Consumer and other	4,651	8,994	13,645	266	11,607	11,873

	$355,489	$505,388	860,877	$180,199	$486,804	667,003

Add (deduct):
Unearned income and net deferred loan (fees) costs			(138)			137
Allowance for loan losses			(13,050)			(13,282)

			$847,689			$653,858

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Beginning balance	$13,282	$5,799	$2,070
Provision for loan losses	13,520	13,240	1,910
Effect of merger or acquisition	—	—	2,731
Loans charged-off	(13,933)	(5,788)	(915)
Recoveries	181	31	3

Ending balance	$13,050	$13,282	$5,799

The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,856	24,977	50,122	3,880	1,129	82,964
Loans collectively evaluated for impairment	126,383	191,911	390,773	23,054	12,227	744,348

Total	$129,673	$227,500	$456,615	$33,444	$13,645	$860,877

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Impaired loans were as follows:

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010.

	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total	$28,785	$27,202	$4,772	$6,792	$6,363

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Impaired loans at December 31, 2009, are summarized as follows:

2009

Year end loans with no allocated allowance for loan losses	$5,900
Year end loans with allocated allowance for loan losses	11,100

$17,000

Amount of the allowance for loan losses allocated	$2,611

Average impaired loans and related interest income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Average of impaired loans during the year	$26,267	$19,960	$14,288
Interest income recognized during impairment	599	551	373
Cash-basis interest income recognized	514	302	160

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Nonperforming loans at December 31, 2010, were as follows:

	Assets Not Subject to Loss Share Agreement	Assets Subject to Loss Share Agreement	Total

Non-Accrual Loans
Residential:
First mortgages	$6,062	$263	$6,325
HELOCs and equity	1,638	—	1,638

Commercial:
Secured – non-real estate	191	73	264
Secured – real estate	50	—	50
Unsecured	—	—	—

Commercial Real Estate:
Owner occupied	4,800	—	4,800
Non-owner occupied	3,581	183	3,764
Multi-family	—	—	—

Construction and Land Development:
Construction	—	—	—
Improved land	631	—	631
Unimproved land	1,128	—	1,128

Consumer and other	289	—	289

Total Non-accrual Loans	18,370	519	18,889

Accruing >=90 days past due

Residential:
First mortgages	—	—	—
HELOCs and equity	—	—	—

Commercial:
Secured – non-real estate	—	—	—
Secured – real estate	—	—	—
Unsecured	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—
Non-owner occupied	—	—	—
Multi-family	—	—	—

Construction and Land Development:
Construction	—	—	—
Improved land	—	—	—
Unimproved land	—	—	—

Consumer and other	—	—	—

Total Accruing >=90 days past due	—	—	—

	$18,370	$519	$18,889

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

Delinquent Loans

(Dollars in thousands)

	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential:
First mortgages	11	$2,280	1	$116	7	$6,325	19	$8,721
HELOCs and equity	1	136	—	—	4	1,638	5	1,774

Commercial:
Secured – non-real estate	6	1,095	2	185	5	264	13	1,544
Secured – real estate	—	—	—	—	1	50	1	50
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	4,692	—	—	7	4,800	9	9,492
Non-owner occupied	4	1,029	3	2,635	3	3,764	10	7,428
Multi-family	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	2	631	2	631
Unimproved land	—	—	—	—	1	1,128	1	1,128

Consumer and other	—	—	—	—	1	289	1	289

	24	$9,232	6	$2,936	31	$18,889	61	$31,057

The Company has allocated $1,764 and $317 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All other loans greater than $1 million, Commercial and Personal lines of credit greater than $100, and unsecured loans greater than $100 are specifically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well if a loan becomes past due, the Company will evaluate the loan grade.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

	Total	Pass Credits	Special Mention	Substandard	Doubtful

Residential:
First mortgages	$172,598	$157,169	$6,332	$9,097	$—
HELOCs and equity	54,902	50,803	1,764	2,335	—

Commercial:
Secured – non-real estate	106,802	103,375	757	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,652	138,047	6,636	12,969	—
Non-owner occupied	224,033	201,021	5,955	17,057	—
Multi-family	37,916	37,916	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	21,758	15,292	1,084	5,382	—
Unimproved land	11,687	8,044	—	3,643	—

Consumer and other	13,645	13,317	39	289	—

Total	$860,877	$784,366	$22,567	$53,944	$—

The Company has purchased loans as part of its acquisitions of TBOM in 2010, Republic in 2009, and Equitable and Citrus in 2008, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at year end was as follows:

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

	2010	2009	2008

Commercial	$10,420	$849	$—
Real estate	151,357	72,180	22,288
Consumer	3,947	41	—

Outstanding balance	$165,724	$73,070	$22,288

Carrying amount, net of allowance of $304, $500 and $0	$82,660	$36,675	$15,121

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $84, $2,571, and $0 during 2010, 2009 and 2008, respectively. No allowances for loan losses were reversed during 2010, 2009 or 2008.

Loans purchased during the year for which it was probable at acquisition that all contractually required payments would not be collected were as follows.

	2010	2009	2008

Contractually required payments receivable of loans purchased during the year:	$161,882	$104,751	$25,275

Cash flows expected to be collected at acquisition	$66,494	$39,137	$19,996
Fair value of acquired loans at acquisition	$51,490	$29,966	$18,236

Accretable yield, or income expected to be collected, was as follows.

Balance at January 1, 2008	$—
New loans purchased	1,760
Accretion of income	(1,150)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2008	610
New loans purchased	9,171
Accretion of income	(809)
Reclassifications from nonaccretable difference	199
Disposals	—

Balance at December 31, 2009	9,171
New loans purchased	15,004
Accretion of income	(2,911)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2010	$21,264

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 4 - LOANS (continued)

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were as follows:

	2010	2009	2008

Loans purchased during the year	$—	$4,033	$—
Loans at end of year	2,528	4,033	—

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $9,085 net of the valuation allowance of $0. At December 31, 2009, other real estate owned had a carrying amount of $635, net of the valuation of $0.

NOTE 6 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

	2010	2009

Land	$278	$278
Buildings	4,000	4,000
Leasehold improvements	6,011	5,681
Furniture, fixtures and equipment	6,104	4,727

	16,393	14,686

Less accumulated depreciation	6,570	5,458

Premises and equipment, net	$9,823	$9,228

Depreciation expense was $1,210, $1,411, and $1,078, for 2010, 2009, and 2008, respectively.

The Company leases several of its office facilities under operating leases, one of which is collateralized by a letter of credit on which a $75 time deposit is pledged. Rent expense was $3,359, $2,973, and $2,647 for the years ended 2010, 2009, and 2008, respectively.

Rent commitments under these noncancelable operating leases were as follows, before considering renewal options that generally are present.

2011	$3,625
2012	3,727
2013	3,604
2014	3,472
2015	2,270
Thereafter	3,959

$20,657

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 7 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the TBOM Loss Share Agreements and Republic Loss Share Agreements is as follows:

	2010	2009

Beginning of Year	$43,772	$—
Effect of Acquisition	48,690	43,772
Cash Received	(6,109)	—
Discount Accretion	359	—
Impairment	—	—

End of year	$86,712	$43,772

As of the years ended December 31, 2010 and 2009, the Company has determined that the FDIC loss share receivable is collectible and there has been no impairment.

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in balance for goodwill during the year was as follows:

	2010	2009	2008

Beginning of year	$45,008	$45,008	$4,553
Effect of acquisitions	—	—	40,455
Impairment	—	—	—

End of year	$45,008	$45,008	$45,008

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. The first step includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company’s annual impairment analysis as of December 31, 2010, indicated that the fair value of the reporting unit exceeded its carrying amount. Consequently, the second step to the impairment test was not necessary.

The amount of goodwill remaining to be deducted for tax purposes was $4,815, $5,290, and $5,190 for the years ended December 31, 2010, 2009 and 2008, respectively.

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of year end:

	2010		2009

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$4,757	$(1,468)	$4,080	$(1,035)

Amortization expense was $433, $313, and $250, for 2010, 2009, and 2008, respectively.

Estimated amortization expense for each of the next five years was as follows.

2011	$494
2012	451
2013	429
2014	403
2015	384
2016 and after	1,128

$3,289

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 9 - DEPOSITS

Time deposits of $100 or more were $252,161 and $212,666 at year end 2010 and 2009, respectively.

Scheduled maturities of time deposits for the next five years were as follows.

2011	$341,269
2012	32,781
2013	2,732
2014	1,191
2015	1,838

$379,811

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank. This credit line is collateralized by $114,682 of residential first mortgage and commercial real estate loans under a blanket lien arrangement.

At year end 2010 and 2009, advances consisted of a $5,000 convertible advance at a rate of 4.6% maturing on January 11, 2012.

NOTE 11 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Employee benefit expense related to this plan was $93, $49, and $164 for 2010, 2009 and 2008, respectively.

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, cash bonuses and supplemental retirement benefits, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $255, $169, and $244 for 2010, 2009 and 2008, respectively.

Each of the agreements also provide for the granting of stock options in an amount equal to 3.33% of the issued and outstanding common stock of the Company from time to time (not including any common stock outstanding as a result of the exercise by the executives of options granted). As of December 31, 2010 and 2009, 2,484,321 stock options were granted under the terms of the employment agreements.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows:

	2010	2009	2008

Current	$—	$—	$—
Deferred	1,361	1,827	(752)

Total	$1,361	$1,827	$(752)

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 12 - INCOME TAXES (continued)

Year end deferred tax assets and liabilities were due to the following:

	2010	2009

Deferred tax assets:
Net operating loss and credit carryforward	$8,184	$6,293
Allowance for loan losses	13,575	3,655
Fair value adjustment of loans and other real estate owned	9,224	14,301
Accrued expenses	655	825
Tax deductible goodwill and other intangibles	4,873	—
Depreciation	589	430
Deferred compensation	915	571

	38,015	26,075
Deferred tax liabilities:
Deferred gain	(3,281)	(4,071)
FDIC loss share receivable	(32,790)	(16,471)
Tax deductible goodwill and other intangibles	—	(1,996)
Prepaid expenses	(302)	(118)
Net unrealized gain on securities available for sale	(321)	(27)
Other	—	(422)

	(36,694)	(23,105)

Net deferred tax asset	$1,321	$2,970

The deferred tax liability related to the gain on the Republic transaction will reverse ratably over six years. The remainder will be realized as the applicable assets are sold or mature.

The deferred income tax asset recorded in connection with the acquisition of Equitable Financial Group, Inc. was reduced by $3,015 in 2009, with a corresponding increase in income taxes receivable, as the result of the enactment of American Recovery and Reinvestment Act of 2009 which allowed the Company to carryback additional pre-acquisition net operating loses incurred by Equitable to 2003 and 2004. This purchase accounting adjustment did not impact the results of operations or the financial position of the Company.

The Company continues to assess its earnings history, its estimate of future earnings, the expected reversal of differences in book and taxable income, and the expiration dates of its net operating loss carryforwards to determine that it was more likely than not that the deferred tax assets will be realized.

The Company has determined that the realization of the deferred tax assets continues to be more likely than not and no valuation allowance was recorded for either 2009 or 2010.

At year end 2010, the Company has Federal and State net operating loss carryforwards of approximately $19,817 and $37,052, respectively, which begin to expire in 2023. It is anticipated that these carryforwards, both Federal and State, will be utilized prior to their expiration. Due to the issuance of additional stock in September of 2009, the Company has likely undergone a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership will result in a limitation of the amount of net operating losses that can be utilized by the Company, annually. However, it is anticipated such annual limitations will not materially impact the Company.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 12 - INCOME TAXES (continued)

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2010	2009	2008

Federal statutory rate times financial statement income	$1,197	$1,648	$(718)
Effect of:
State Taxes	131	176	(77)
Earnings from company owned life insurance	(55)	33	(67)
Incentive stock option expense	37	40	73
Change in valuation allowance		—	—
Other, net	51	(70)	(37)

Total	$1,361	$1,827	$(752)

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2007, except to the extent net operating losses are carried back to earlier years. Equitable, which was merged into the Company in 2008, was under audit by the IRS for the pre-merger taxable years ended December 31, 2006, December 31, 2007, and February 29, 2008. That audit concluded in 2010 with no changes to taxable income for any of the years under audit.

There were no significant unrecognized tax benefits at December 31, 2010, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

NOTE 13 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2010 and 2009 were as follows

	Year ended December 31,
	2010	2009

Beginning balance	$13,009	$11,609
New loans	324	2,216
Repayments	(1,524)	(816)

Ending balance	$11,809	$13,009

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $12,124 and $20,461, respectively.

Additionally, the Company paid $489, $252, and $248, in 2010, 2009 and 2008, respectively, to various entities owned by directors of the Company or 1st United Bank for architectural design services and furniture related to its office facilities, and insurance services. The Company entered into a five-year lease that commenced in 2006 on a property owned by a director, for which it made payments of $158, $158, and $150 in 2010, 2009 and 2008, respectively. Lastly, the Company sold $4,040 in loans at their carrying value to one of its Directors during 2008.

NOTE 14 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At December 31, 2010 and December 31, 2009, 62,712 shares had been issued and no options were available to be issued under the plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). No additional shares can be issued under the 2003 Plan. The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2010, 190,138 option awards were issued and outstanding under the 2008 Incentive Plan as of December 31, 2010. Up to an additional 969,516 awards may be issued under the 2008 Incentive Plan.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 14 – STOCK-BASED COMPENSATION (continued)

During 2009, the Company implemented a plan to allow non-executive employees, at the employees’ option, to exchange 45,000 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 per share for 45,000 stock options to be issued under the 2008 Incentive Plan with an exercise price of $7.20, but with new vesting periods, which would commence on the grant date of the new options. All 45,000 shares have been exchanged as of December 31, 2010.

Additionally, 2,484,321 options to purchase the Company’s common stock were outstanding at December 31, 2010 and December 31, 2009, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2010 and 2009, 62,000 options were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for these plans and agreements were $830, $543, and $341, respectively, for the years ended December 31, 2010, 2009 and 2008.

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

The fair value of options granted during 2010 and 2009 was determined using the following weighted-average assumptions as of grant date.

	2010		2009

Risk-free interest rate	2.42%		2.98%
Expected term	7	years	7.00	years
Expected stock price volatility	30.00%		30.00%
Dividend yield	—		—

A summary of the activity in the stock option plan for 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at beginning of year	2,799,533	$7.83	8.53	years
Granted	6,500	8.14
Exercised	0
Forfeited, exchanged or expired	(6,858)	7.16

Outstanding at end of year	2,799,175	$7.83	7.54	years	$2,513,097

Fully vested and expected to vest	2,799,175	$7.83	7.54	years	$2,513,097
Exercisable at end of year	914,375	$10.86	5.47	years	$257,558

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 14 – STOCK-BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

	2010	2009	2008

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$1.83	$1.72	4.45

As of December 31, 2010 and 2009, there were $3,963 and $4,441, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 8.29 years.

In 2009, the Company granted 80,000 restricted shares of its common stock to non-executive directors pursuant to the terms of the 2008 Incentive Plan. The grant price was $7.15. Under the terms of the agreement, the restricted shares will vest one-seventh immediately and one-seventh equally at the end of the next six years, subject to accelerated vesting upon a change of control. The fair value of stock award at the grant date was $572, which one-seventh immediately vested and the remaining are being amortized to expense over the six-year vesting period on the straight-line method. Amortization expense was $81 in 2010 and $81 in 2009. In 2010, 11,429 shares vested and 57,142 shares are non-vested at year-end.

Subsequent to December 31, 2010, the Company issued 101,600 shares of restricted stock to non-employee directors of the Company and 1st United. The fair value of the stock award was $700, which vest one-seventh at issuance and one-seventh each year thereafter which will result in an annual amortization expense of $100 beginning in 2011.

NOTE 15 – LONG-TERM BORROWINGS

On July 7, 2008, 1st United entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5,000. The Debenture bore interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate is equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United began repaying principal of $125 each quarter on September 15, 2010, and will continue paying until maturity on June 15, 2020, at which time any remaining principal and accrued interest is due and payable. 1st United paid an origination fee of $37 to Lender for the Debenture. The Debenture is included in total capital for purposes of computing total capital to risk weighted assets for both the Company and 1st United.

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 15 – LONG-TERM BORROWINGS (continued)

The following are aggregate maturities of long term debt for the next five years and thereafter:

2011	$500
2012	500
2013	500
2014	500
2015	500
Thereafter	2,250

$4,750

NOTE 16 – COMMON STOCK OFFERING

During 2009, Bancorp issued 16,100,000 (“the Offering”) shares of common stock at $5.00 per share. The total proceeds of the Offering were $74,925 (net of offering costs of $5,575).

NOTE 17 - PREFERRED STOCK

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000,000 and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $171, were approximately $9,829. The Series C Preferred paid cumulative dividends of 5% per annum until the 5th anniversary date of their issuance and thereafter at a rate of 9% per annum. The Series D Preferred paid cumulative dividends at 9% per annum and cannot be redeemed until the Series C Preferred is redeemed. The Series C Preferred and Series D Preferred also provided for various restrictions including restricting dividends to common shareholders and restrictions on executive compensation.

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

During 2009, the Company redeemed the Series C Preferred and Series D Preferred from the Treasury Department. The approximate cost of the redemption of these shares was $10,500. As a result, additional accretion for the Series C Preferred and Series D Preferred of $671 was recorded during the period ended December 31, 2009.

During 2009, the Company also redeemed the Series B Preferred Stock at their outstanding balance of $4,595 plus accrued dividends.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Management believes as of December 31, 2010, the Company and 1st United meet all capital adequacy requirements to which they are subject.

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

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized

	Amount	%	Amount	%	Amount	%

As of December 31, 2010
Total Capital to risk-weighted assets
Consolidated	$134,796	23.71%	$45,765	8.00%	$57,206	10.00%
1st United	89,326	20.26%	45,415	8.00%	56,769	10.00%
Tier I capital to risk-weighted assets
Consolidated	123,906	21.62%	22,883	4.00%	34,324	6.00%
1st United	77,499	18.18%	22,707	4.00%	34,061	6.00%
Tier I capital to total average assets
Consolidated	123,906	11.78%	42,526	4.00%	53,157	5.00%
1st United	77,499	9.90%	42,237	4.00%	52,796	5.00%

As of December 31, 2009
Total Capital to risk-weighted assets
Consolidated	$132,813	25.45%	$41,749	8.00%	$52,186	10.00%
1st United	85,780	16.59%	41,372	8.00%	51,715	10.00%
Tier I capital to risk-weighted assets
Consolidated	122,206	23.23%	20,875	4.00%	31,312	6.00%
1st United	74,238	14.36%	20,686	4.00%	31,029	6.00%
Tier I capital to total average assets
Consolidated	121,206	12.54%	38,649	4.00%	48,311	5.00%
1st United	74,238	7.72%	37,473	4.00%	48,091	5.00%

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

At year end 2010, 1st United could, without prior approval, declare dividends of approximately $4.6 million plus any 2011 net profits retained to the date of the dividend declaration.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 19 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2010		2009

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$4,490	$15,680	$4,120	$11,485
Unused lines of credit	2,162	45,257	11,389	44,437
Stand-by letters of credit	3,140	904	4,995	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 2.0% to 18% and the underlying loans have maturities ranging from one month to 28 years.

NOTE 20 - FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at year end.

	2010		2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$119,752	$119,752	$135,241	$135,241
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	102,289	102,289	88,843	88,843
Loans, net, including loans held for sale	852,489	851,105	654,771	649,251
Nonmarketable equity securities	18,543	N/A	10,233	N/A
Company owned life insurance	4,727	4,727	4,566	4,566
FDIC loss share receivable	86,712	86,712	43,772	43,772
Accrued interest receivable	2,484	2,484	1,919	1,919

Financial liabilities
Deposits	(1,064,687)	(1,064,878)	(802,808)	(804,377)
Federal funds purchased and repurchase agreements	(12,866)	(12,881)	(22,343)	(22,343)
Federal Home Loan Bank advances	(5,000)	(5,000)	(5,000)	(5,080)
Other borrowings	(4,750)	(4,752)	(5,091)	(5,055)
Accrued interest payable	(782)	(782)	(859)	(859)

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

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 20 - FAIR VALUES (continued)

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

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
U.S. Government and federal agency	$4,038	$—	4,038	$—
Mortgage-backed: residential	98,251	—	98,251	—

	$102,289	$—	$102,289	$—

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 20 - FAIR VALUES (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans
Residential	$6,665	$—	$—	$6,665
Commercial	101	—	—	101
Commercial real estate	10,924	—	—	10,924
Construction and land development	4,559	—	—	4,559
Consumer and other	181	—	—	181

	$22,430	$—	$—	$22,430

Other real estate:
Commercial	$7,608	$—	—	7,608
Residential	1,477	—	—	1,477

	$9,085	$—	$—	$9,085

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,202, with a valuation allowance of $4,772 resulting in an additional provision for loan losses of $3,212 for the period.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $9,085, with no valuation allowance for the period.

	Fair value measurements at December 31, 2009 using

	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for Sale Securities:
U.S. Government and federal agency	$12,417	$—	$12,417	$—
Mortgage-backed: residential	74,438	—	74,438	—
Municiple securities	1,988	—	1,988	—

	$88,843	$—	$88,843	$—

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 20 - FAIR VALUES (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2009 using

	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans	$8,489	$—	$—	$8,489
Other real estate	$635	$—	$—	$635

At December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,100, with a valuation allowance of $2,611 resulting in an additional provision for loan losses of $3,938 for the period.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $635 with no valuation allowance for the period.

There have been no transfers between levels for 2010 and 2009.

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings per share computation follow:

	2010	2009	2008

Basic
Net Income (loss)	$2,160	$3,020	$(1,359)
Preferred stock dividends earned	—	(774)	(368)

Amount available to common shareholders	$2,160	$2,246	$(1,727)

Weighted average common shares outstanding	24,781,660	13,234,286	6,893,055

Basic earnings per common share	$0.09	$0.17	$(0.25)

Diluted
Net Income (loss)	2,160	$3,020	$(1,359)
Preferred shareholder dividends earned	—	(774)	(368)

Amount available to common shareholders	$2,160	$2,246	$(1,727)

Weighted average common shares outstanding for basic earnings per common share	24,781,660	13,234,286	6,893,055

Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	98,912	—	—

Average shares and dilutive potential common shares	24,880,572	13,234,286	6,893,055

Diluted earnings per common share	$0.09	$0.17	$(0.25)

Stock options for 1,069,177, 2,799,533, and 1,051,723 shares of common stock were not considered in computing diluted earnings per share for 2010, 2009, and 2008, respectively, because they were antidilutive.

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 22 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	Year ended December 31,

	2010	2009	2008

Unrealized holding gains and losses on available-for-sale securities	$1,216	$(685)	$810
Less reclassification adjustments for (gains) losses later recognized in income	(435)	(476)	11

Net unrealized gains and losses	781	(1,161)	821
Tax effect	(294)	437	(309)

Other comprehensive income (loss)	$487	$(724)	$512

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2010	2009

ASSETS
Cash and cash equivalents	$13,136	$40,677
Investment in subsidiaries	160,241	129,640
Other assets	673	285

	$174,050	$170,602

LIABILITIES AND EQUITY
Other liabilities	$—	$8
Shareholders’ equity	174,050	170,594

	$174,050	$170,602

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2010	2009	2008

Interest income	$228	$192	$71
Dividends from subsidiary	—	—	—
Other income	—	—	—
Equity in undistributed subsidiary income (loss)	2,365	3,127	(1,259)
Interest expense	—	(12)	(14)
Other expense	(557)	(352)	(219)

Income (loss) before income tax	2,036	2,955	(1,421)
Income tax expense (benefit)	(124)	(65)	(62)

Net income (loss)	$2,160	$3,020	$(1,359)

1st United Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands except per share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$2,160	$3,020	$(1,359)
Adjustments:
Equity in undistributed subsidiary income	(2,365)	(3,127)	1,259
Stock based compensation expense	830	543	341
Net Change in other assets and liabilities	(396)	(36)	(50)

Net cash from operating activities	229	400	191

Cash flows from investing activities Investments in subsidiary	(27,749)	(35,462)	(21,545)

Cash flows from financing activities
Proceeds from borrowings	—	(250)	250
Dividends paid	—	(774)	(206)
Proceeds from exercise of stock options	—	—	—
Repurchase and retirement of common stock	—	—	—
Repurchase and retirement of preferred stock	—	(15,095)	—
Issuance of preferred stock	—	9,829	6,529
Issuance of common stock	(21)	74,925	10,140

Net cash from financing activities	(21)	68,635	16,713

Net change in cash and cash equivalents	(27,541)	33,573	(4,641)
Beginning cash and cash equivalents	40,677	7,104	11,745

Ending cash and cash equivalents	$13,136	$40,677	$7,104

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange

Act of 1934 Rule 13a-15(f), as of December 31, 2010.

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

As permitted, the Company has excluded the current year acquisition of The Bank of Miami, N.A. (represents approximately 21% of total assets at December 31, 2010) from the scope of management’s report on internal control over financial reporting.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Crowe Horwath, LLP, an independent registered public accounting firm, and the firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-K.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that could significantly affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 - Election of Directors,” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2011 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting. Our shareholders approved the 2008 Incentive Plan at the 2008 Annual Meeting. The 2008 Incentive Plan replaces the Officers’ and Employees’ Stock Option Plan. We no longer grant equity compensation pursuant to the Officers’ and Employees’ Stock Option Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Securities Holders	252,854	$7.90	969,516

Equity Compensation Plans Not Approved by Securities Holders	2,546,321	$7.82	0	(1)

Total	2,799,175	$7.84	969,516

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2010 and 2009

Consolidated Statements of Income for Fiscal Years 2010, 2009, and 2008

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2010, 2009, and 2008

Consolidated Statements of Cash Flows for Fiscal Years 2010, 2009, and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of October 1, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (filed 11/19/09) (No. 333-147505)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, by and among Equitable Financial Group, Inc., Equitable Bank, and 1st United Bancorp, Inc., dated as of December 19, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (filed 12/28/08) (No. 333-147505)

2.3

Purchase and Assumption Agreement by and among Citrus Bank, National Association, CIB Marine Bancshares, Inc. and 1st United Bank, dated April 3, 2008 - incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 001-34462)

2.4

Amendment to Purchase and Assumption Agreement by and among Citrus Bank, National Association, cm Marine Bancshares, Inc., 1st United Bank, and 1st United Bancorp, Inc., dated May 13,2008 - incorporated herein by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 5/14/08) (No. 001-34462)

2.5

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.6

Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.7

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 001-34462)

3.2

Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 001-34462)

3.3

Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

3.4	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2

Subordinated Capital Note, effective July 7, 2008, by 1st United Bank in favor of Silverton Bank, N.A. in the amount of $5,000,000 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 001-34462)

4.3	Form of Indenture – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement of Form S-3 (filed 11/23/10) (No. 333-070789)

EXHIBIT NO.	DESCRIPTION

10.1

Amended and Restated Employment Agreement with John Marino, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.2

Amended and Restated Employment Agreement with Warren S. Orlando, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.3

Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.4

Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form S-1 (filed 8/26/09) (No. 333-161563)

10.5

Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.6

Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.7	2008 Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8

Subordinated Capital Note Purchase Agreement between 1st United Bank and Silverton Bank, N.A., effective July 7, 2008 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 7/10/08) (No. 001-34462)

10.9

Letter Agreement, dated March 13, 2009, between 1st United Bancorp, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto – incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K (filed 3/13/09) (No. 001-34462)

10.13

Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

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

*

Information required to be presented in Exhibit 11 is provided in Note 21 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 14, 2011, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 14, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp

Rudy E. Schupp
Chief Executive Officer
(Principal Executive Officer)

/s/ John Marino

John Marino
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Paula Berliner	/s/ Carlos Morrison

Paula Berliner, Director	Carlos Morrison, Director

/s/ Jeffery L. Carrier	/s/ Joseph W. Veccia, Jr.

Jeffery L. Carrier, Director	Joseph W. Veccia, Jr., Director

/s/ Ronald A. David, Esq.	/s/ John Marino

Ronald A. David, Esq., Director	John Marino, Director

/s/ James D. Evans	/s/ Warren S. Orlando

James D. Evans, Director	Warren S. Orlando, Director

/s/ Arthur S. Loring	/s/ Rudy E. Schupp

Arthur S. Loring, Director	Rudy E. Schupp, Director

/s/ Thomas E. Lynch

Thomas E. Lynch, Director