Form 10-Q
period 2011-03-31
1st United Bancorp, Inc.
filed 2011-04-26
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011

Common stock, $.01 par value	30,557,603

1ST UNITED BANCORP, INC.
MARCH 31, 2011
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2011 (unaudited)	December 31, 2010

ASSETS
Cash and due from financial institutions	$153,870	$118,952
Federal funds sold	401	800

Cash and cash equivalents	154,271	119,752
Time deposits in other financial institutions	75	75
Securities available for sale	111,233	102,289
Loans held for sale	—	4,800
Loans, net of allowance of $14,032 and $13,050 at March 31, 2011 and year end 2010	800,930	847,689
Nonmarketable equity securities	18,291	18,543
Premises and equipment, net	9,808	9,823
Other real estate owned	8,495	9,085
Company-owned life insurance	4,764	4,727
FDIC loss share receivable	84,818	86,712
Goodwill	45,008	45,008
Core deposit intangible	3,160	3,289
Accrued interest receivable and other assets	19,610	15,960

	$1,260,463	$1,267,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$301,302	$281,285
Interest bearing	724,787	783,402

Total deposits	1,026,089	1,064,687
Federal funds purchased and repurchase agreements	12,327	12,886
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	4,625	4,750
Accrued interest payable and other liabilities	7,153	6,379

Total liabilities	1,055,194	1,093,702

Commitments and contingencies

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 29,807,603 and 24,793,089 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	298	248
Additional paid-in capital	212,416	181,697
Accumulated deficit	(8,072)	(8,427)
Accumulated other comprehensive income	627	532

Total shareholders’ equity	205,269	174,050

	$1,260,463	$1,267,752

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2011	2010

Interest and dividend income:
Loans, including fees	$13,717	$10,542
Securities	787	834
Federal funds sold and other	177	133

Total interest income	14,681	11,509

Interest expense:
Deposits	1,631	1,912
Federal funds purchased and repurchase agreements	6	7
Federal Home Loan Bank advances	55	58
Other borrowings	32	77

Total interest expense	1,724	2,054

Net interest income	12,957	9,455
Provision for loan losses	1,900	1,250

Net interest income after provision for loan losses	11,057	8,205

Non-interest income:
Service charges and fees on deposit accounts	1,074	789
Net loss on sale of other real estate owned	(224)	—
Net gains (losses) on sales of securities	—	(10)
Net gain on sales of residential loans	11	5
Increase in cash surrender value of company-owned life insurance	36	42
Adjustment to FDIC indemnification asset	(244)	—
Other	76	75

Total non-interest income	729	901

Non-interest expense:
Salaries and employee benefits	5,242	4,080
Occupancy and equipment	2,052	1,696
Data processing	891	588
Telephone	231	183
Stationery and supplies	88	71
Amortization of intangibles	129	114
Professional fees	513	383
Advertising	33	35
Reorganization expense	450	360
FDIC assessment	410	339
Other	1,152	694

Total non-interest expense	11,191	8,543

Income before taxes	595	563
Income tax expense	240	217

Net income	$355	$346

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except share data)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2010
Comprehensive income:	24,781,660	$248	$180,888	(10,587)	$45	$170,594
Net income (loss)				346		346
Change in net unrealized gain (loss) on securities available for sale					237	237

Total comprehensive income (loss)						583
Stock-based compensation expense			200			200
Registration cost on issuance of common stock			(21)			(21)

Balance, March 31, 2010	24,781,660	$248	$181,067	$(10,241)	$282	$171,356

Balance at January 1, 2011	24,793,089	$248	$181,697	(8,427)	$532	$174,050
Comprehensive income:
Net income				355		355
Change in net unrealized gain on securities available for sale					95	95

Total comprehensive income						450
Stock-based compensation expense			311			311
Restricted stock grants	14,514
Issuance of common stock, net of cost of $2,042	5,000,000	50	30,408			30,458

Balance, March 31, 2011	29,807,603	$298	$212,416	$(8,072)	$627	$205,269

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011 and 2010
(Dollars in thousands)
(unaudited)

	2011	2010

Cash flows from operating activities
Net income	$355	$346
Adjustments to reconcile net income to net cash from (used for) operating activities Provision for loan losses	1,900	1,250
Depreciation and amortization	601	482
Net accretion of purchase accounting adjustments	2,942	—
Net amortization of securities	(269)	181
Increase in cash surrender value of company-owned life insurance	(37)	(42)
Stock-based compensation expense	311	200
Net (gain) loss on sale of securities	—	10
Net loss on foreclosed assets	224	69
Net loss on premises and equipment	11	4
Net (gain) loss on sale of loans held for sale	(11)	(5)
Loans originated for sale	(812)	(319)
Proceeds from sale of loans held for sale	5,623	324
Net change in:
Deferred income tax	(298)	(519)
Deferred loan fees	225	1,276
Other assets	(3,525)	(3,305)
Accrued expenses and other liabilities	774	(670)

Net cash from (used for) operating activities	8,014	(718)

Cash flows from investing activities
Proceeds from sales and calls of securities	1,000	5,167
Proceeds from security maturities and prepayments	6,423	4,372
Purchases of securities	(15,946)	(14,158)
Loan originations and payments, net	42,192	(13,086)
Purchase of nonmarketable equity securities	252	(608)
Proceeds from sale of other real estate owned	1,952	280
Additions to premises and equipment, net	(352)	(276)

Net cash used for investing activities	35,521	(18,309)

Cash flows from financing activities
Net change in deposits	(38,790)	39,791
Net change in federal funds purchased and repurchase agreements	(559)	(9,779)
Net change in other borrowings	(125)	(55)
Issuance of common stock net of expense	30,458	(21)

Net cash from financing activities	(9,016)	29,936

Net change in cash and cash equivalents	34,519	10,909
Beginning cash and cash equivalents	119,752	135,241

Ending cash and cash equivalents	$154,271	$146,150

Supplemental cash flow information:
Interest paid	$1,759	$2,120
Income taxes paid	—	—
Transfer of loans to foreclosed assets	1,586	—

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or non-performing loans transferred from 1st United for disposal and resolution. At March 31, 2011 and December 31, 2010, EEL held $2.9 million in performing loans and $2.2 million in non-performing loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. The December 31, 2010 balance sheet was derived from the Company’s December 31, 2010 audited financial statements.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

The weighted average common shares outstanding for the period ended March 31, 2011 was 25,307,603 and 25,367,508 for computing basic earnings per share and for computing diluted earnings per share, respectively. The weighted average shares outstanding for the period ended March 31, 2010 was 24,781,660 and 24,919,865 for computing basic earnings per share and for computing diluted earnings per share, respectively. Shares of common stock related to stock options of 2,094,478 for March 31, 2011, and 1,025,035 for March 31, 2010, were not considered in computing diluted earnings (loss) per share for 2011 and 2010 because consideration of those instruments would be antidilutive.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the loss share agreements which were booked as of the acquisition dates of Republic Federal Bank, N.A. (“Republic”) and The Bank of Miami, N.A. (“TBOM”). The estimate represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM and Republic acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable.

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Any increases in cash flows of the Covered Assets will be accreted into income over the life of the Covered Asset but will reduce immediately the FDIC Loss Share Receivable. Any decreases in the cash flow of the Covered Assets under those expected will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

Allowance for Loan Losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 30 basis points of the allowance for loan losses at March 31, 2011.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Charge-offs of loans are made by portfolio segment at the time that the collection of the full principal, in management’s judgment, is doubtful. This methodology for determining charge-offs is consistently applied to each segment.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification and the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. The Company may classify a loan as substandard, however, it may not be classified as impaired. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2011
U.S. Government and federal agency	$2,995	$54	$—	$3,049
Residential Mortgage-backed	107,233	1,329	(378)	108,184

	$110,228	$1,383	$(378)	$111,233

December 31, 2010
U.S. Government and federal agency	$3,995	$43	$—	$4,038
Residential Mortgage-backed	97,441	1,134	(324)	98,251

	$101,436	$1,177	$(324)	$102,289

At March 31, 2011 and year end 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,995	3,049
Due after ten years	—	—
Residential Mortgage-backed	107,233	108,184

	$110,228	$111,233

Securities as of March 31, 2011 and December 31, 2010 with a carrying amount of $21,680 and $31,497, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds from sales of available for sale securities were $0 and $5,167 for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $0 and $15 and gross losses of $0 and $25 were realized on these sales during 2011 and 2010, respectively.

Gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2011
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed	35,861	(378)	—	—	35,361	(378)

	$35,861	$(378)	$—	$—	$35,361	$(378)

December 31, 2010
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed	23,557	(324)	—	—	23,557	(324)

	$23,557	$(324)	$—	$—	$23,557	$(324)

NOTE 2 – SECURITIES (Continued)

In determining other than temporary impairment (“OTTI”) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At March 31, 2011 and December 31, 2010, securities with unrealized losses had depreciated 1.10% and 1.40%, respectively, from the Company’s amortized cost basis. Based on the Company’s assessment, these differences at March 31, 2011 and December 31, 2010 were deemed to be temporary.

NOTE 3 - LOANS

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial and industrial	$28,195	$92,804	$120,999	$34,749	$94,924	$129,673
Real estate:
Residential	115,838	105,268	221,106	117,296	110,204	227,500
Commercial	177,989	249,310	427,299	192,106	264,509	456,615
Construction and development	6,758	27,082	33,840	6,687	26,757	33,444
Consumer and other	1,163	10,473	11,636	4,651	8,994	13,645

	$329,943	$484,937	$814,880	$355,489	$505,388	$860,877

Add (deduct):
Unearned income and net deferred loan (fees) costs			82			(138)
Allowance for loan losses			(14,032)			(13,050)

			$800,930			$847,689

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(270)	1,202	589	359	20	1,900
Loans charged off	(200)	(140)	(539)	—	(133)	(1,012)
Recoveries	50	—	11	33	—	94

Ending Balance	$3,412	$4,088	$4,206	$2,287	$39	$14,032

NOTE 3 - LOANS (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows:

Beginning balance, January 1, 2011	$13,282
Provision for loan losses	1,250
Loans charged-off	(1,020)
Recoveries	—

Ending balance	$13,512

               Allowance for Loan Losses Allocation

As of March 31, 2011 (dollars in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$757	$1,867	$2,126	$824	$—	$5,574
Purchase credit impaired loans	—	—	320	—	—	320

Total specific reserves	757	1,867	2,446	824	—	5,894

General reserves	2,655	2,221	1,760	1,463	39	8,138

Total	$3,412	$4,088	$4,206	$2,287	$39	$14,032

Loans individually evaluated for impairment	$989	$14,310	$24,318	$6,801	$—	$46,418
Purchase credit impaired loans	1,395	26,047	57,562	4,925	—	89,929
Loans collectively evaluated for impairment	118,615	180,749	345,419	22,114	11,636	678,533

	$120,999	$221,106	$427,299	$33,840	$11,636	$814,880

As of December 31, 2010 (dollars in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,856	24,977	50,122	3,880	1,129	82,964
Loans collectively evaluated for impairment	126,383	191,911	390,773	23,054	12,227	744,348

	$129,673	$227,500	$456,615	$33,444	$13,645	$860,877

NOTE 3 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2011 and December 31, 2010.

March 31, 2011	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,233	$7,233	$1,220	$5,429	$5,429
HELOCs and equity	1,642	1,510	647	138	138

Commercial:
Secured – non-real estate	891	891	757	49	49
Secured – real estate	—	—	—	49	49
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	8,973	8,973	1,284	1,241	1,241
Non-owner occupied	7,303	6,303	1,162	7,801	7,801
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,938	5,354	824	319	319
Unimproved land	—	—	—	1,557	1,128

Consumer and other	—	—	—	—	—

Total March 31, 2011	$32,980	$30,264	$5,894	$16,583	$16,154

December 31, 2010	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total December 31, 2010	$28,785	$27,202	$4,772	$6,792	$6,363

NOTE 3 - LOANS (continued)

Average of impaired loans and related interest income for three months ended March 31, 2011 were as follows (dollars in thousands):

Residential:
	First Mortgages	HELOCs and Equity		Total Residential

Average of impaired loans	$9,275	$1,666		$10,941
Interest income recognized during impairment	159	—		159
Cash-basis interest income recognized	107	—		107

Commercial:
	Secured Non- Real Estate	Secured Real Estate	Unsecured	Total Commercial

Average of impaired loans	1,051	49	—	1,100
Interest income recognized during impairment	1	2	—	3
Cash-basis interest income recognized	2	—	—	2

Commercial Real Estate:
	Owner Occupied	Non-Owner Occupied	Multi Family	Total Commercial Real Estate

Average of impaired loans	10,199	9,294	—	19,493
Interest income recognized during impairment	332	264	—	596
Cash-basis interest income recognized	134	91	—	225

Construction and Land Development:
	Construction	Improved Land	Unimproved Land	Total Construction and Land Development

Average of impaired loans	—	5,450	1,128	6,578
Interest income recognized during impairment	—	105	—	105
Cash-basis interest income recognized	—	46	—	46

				Total Consumer and Other

Consumer and other:
Average of impaired loans				—
Interest income recognized during impairment				—
Cash-basis interest income recognized				—

Total:
Average of impaired loans				$38,112
Interest income recognized during impairment				863
Cash-basis interest income recognized				380

Average impaired loans and related interest income for the quarter ended March 31, 2010 are as follows:

2010

Average of impaired loans during the year	$18,968
Interest income recognized during impairment	60
Cash-basis interest income recognized	55

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to its original interest rate. Each of the loans included as troubled debt restructurings at March 31, 2011 had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate. All of the loans were modified due to financial stress of the borrower. The following is a summary of troubled debt restructurings as of March 31, 2011 and December 31, 2010, all of which were performing in accordance with the restructured terms.

(Dollars in thousands)	March 31, 2011	December 31, 2010

Residential	$2,640	$2,649
Commercial Real Estate	16,300	6,996
Construction and Land	4,736	4,750
Commercial and Industrial	275	277

Total	$23,951	$14,672

NOTE 3 - LOANS (continued)

The Company currently does not have any loans that were troubled debt restructurings that are included in non-accrual status at March 31, 2011. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A minimum of six payments of both principal and interest are required before we will put a loan back on accrual that was previously on non-accrual. The average yield on the loans classified as troubled debt restructurings was 4.8% as of March 31, 2011. Troubled debt restructuring loans are considered impaired.

At March 31, 2011, there were no loans that did not perform in accordance with the restructured terms.

During the quarter ended March 31, 2011, the Company had no loans in which we lowered the interest rate prior to maturity to competitively retain the loan.

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

During the quarters ended March 31, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $185 and $64, respectively.

The following tables summarize past due and non accrual loans for the quarter ending March 21, 2011 and year ending December 31, 2010:

As of March 31, 2011 (Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential:
First mortgages	11	$1,511	—	$—	65	$10,036	76	$11,547
HELOCs and equity	1	28	—	—	4	1,635	5	1,663

Commercial:
Secured – non-real estate	10	1,128	—	—	7	1,652	17	2,780
Secured – real estate	—	—	2	770	1	49	3	819
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	384	—	—	14	2,529	16	2,913
Non-owner occupied	2	907	3	1,648	4	5,557	9	8,112
Multi-family	—	—	—	—	2	1,271	2	1,271

Construction and Land
Development:
Construction	—	—	—	—	—	—	—	—
Improved land	1	398	—	—	4	937	5	1,335
Unimproved land	1	2,516	—	—	1	1,128	2	3,644

Consumer and other	1	59	—	—	—	—	1	59

Total March 31, 2011	29	$6,931	5	$2,418	102	$24,794	136	$34,143

Included in the table above as of March 31, 2011 are loans in the accruing 30-59 category with a carrying value of $3.0 million, loans in the accruing 60-89 category with a carrying value of $0, and loans in the non-accrual and 90 day and over category with a carrying value of $6.5 million, which are subject to the Loss Share Agreements.

NOTE 3 - LOANS (continued)

(Dollars in thousands)
	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2010
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

Included in the table above as of December 31, 2010 in the accruing 30-59 category are loans with a carrying value of $3.2 million, accruing 60 - 89 category are loans with a carrying value of $475, and in the non-accrual and 90 day and over category are loans with a carrying value of $519, which are subject to the Loss Share Agreements.

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

NOTE 3 - LOANS (continued)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

(Dollars in thousands)	Total	Pass Credits	Special Mention	Substandard	Doubtful

March 31, 2011
Residential:
First mortgages	$166,085	$139,672	$13,623	$12,790	$—
HELOCs and equity	55,021	46,594	942	7,485	—

Commercial:
Secured – non-real estate	108,816	102,371	3,339	3,106	—
Secured – real estate	35,850	34,316	477	1,057	—
Unsecured	12,183	12,183	—	—	—

Commercial Real Estate:
Owner occupied	151,356	131,698	8,158	11,500	—
Non-owner occupied	209,584	185,006	9,627	14,951	—
Multi-family	30,509	30,509	—	—	—

Construction and Land Development:
Construction	579	579	—	—	—
Improved land	20,808	13,893	1,242	5,673	—
Unimproved land	12,453	8,810	—	3,643	—

Consumer and other	11,636	11,609	—	27	—

Total March 31, 2011	$814,880	$717,240	$37,408	$60,232	$—

(Dollars in thousands)	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2010
Residential:
First mortgages	$172,598	$157,169	$6,332	$9,097	$—
HELOCs and equity	54,902	50,803	1,764	2,335	—

Commercial:
Secured – non-real estate	106,801	103,374	757	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,653	138,048	6,636	12,969	—
Non-owner occupied	224,033	201,021	5,955	17,057	—
Multi-family	37,916	37,916	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	21,758	15,292	1,084	5,382	—
Unimproved land	11,687	8,044	—	3,643	—

Consumer and other	13,645	13,317	39	289	—

Total December 31, 2010	$860,877	$784,366	$22,567	$53,944	$—

NOTE 3 - LOANS (continued)

As part of the acquisition of The Bank of Miami, N.A. in 2010 and Republic Federal Bank, N.A. in 2009 from the Federal Deposit Insurance Corporation and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at March 31, 2011 was approximately $89.9 million, net of a discount of $54.7 million. During the quarter ended March 31, 2011, approximately $1.8 million was accreted into income on these loans and at March 31, 2011 the remaining accretable difference is $20.1 million. In addition, $87.4 million of the $89.9 million is covered by the Loss Share Agreements.

At March 31, 2011, $2.5 million of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $100 during the three months ended March 31, 2011 and $0 during the three months ended March 31, 2010 for these loans.

NOTE 4 – COMMON STOCK OFFERING

During the quarter ended March 31, 2011, Bancorp issued 5,000,000 (the “Offering”) shares of common stock at $6.50 per share. The total proceeds of the Offering were $30,458 (net of offering costs of $2,042). On April 12, 2011 the underwriter exercised their full over-allotment option and 750,000 additional shares were issued at $6.50 for total additional proceeds of approximately $4,531 (net of offering costs of $344).

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at March 31, 2011 and year end 2010.

	March 31 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$154,271	$154,271	$119,752	$119,752
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	111,233	111,233	102,289	102,289
Loans, net, including loans held for sale	800,930	799,539	852,489	851,105
Nonmarketable equity securities	18,291	N/A	18,543	N/A
Bank owned life insurance	4,764	4,764	4,727	4,727
FDIC loss share receivable	84,818	84,818	86,712	86,712
Accrued interest receivable	3,568	3,568	2,484	2,484

Financial liabilities
Deposits	(1,026,089)	(1,025,152)	(1,064,687)	(1,064,878)
Federal funds purchased and repurchase agreements	(12,327)	(12,392)	(12,886)	(12,881)
Federal Home Loan Bank advances	(5,000)	(5,000)	(5,000)	(5,000)
Other borrowings	(4,625)	(4,625)	(4,750)	(4,752)
Accrued interest payable	(608)	(608)	(782)	(782)

The methods and assumptions used to estimate fair value are described as follows:

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair value measurements at March 31, 2011 using

	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
U.S. Government and federal agency	$3,049	$—	$3,049	$—
Mortgage-backed: residential	108,184	—	108,184	—

	$111,233	$—	$111,233	$—

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2011 using

	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans
Residential	$16,177	$—	$—	$16,177
Commercial	1,746	—	—	1,746
Commercial real estate	26,664	—	—	26,664
Construction and land development	7,625	—	—	7,625
Consumer and other	—	—	—	—

	$52,212	$—	$—	$52,212

Other real estate:
Commercial	$6,337	$—	$—	$6,337
Residential	2,158	—	—	2,158

	$8,495	$—	$—	$8,495

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $58,006, with a valuation allowance of $5,794 resulting in an additional provision for loan losses of $797 for the period.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $8,495, with no valuation allowance for the period.

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for Sale Securities:
U.S. Government and federal agency	$4,038	$—	$4,038	$—
Mortgage-backed: residential	98,251	—	98,251	—

	$102,289	$—	$102,289	$—

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Impaired loans
Residential	$6,665	$—	$—	$6,665
Commercial	101	—	—	101
Commercial real estate	10,924	—	—	10,924
Construction and land development	4,559	—	—	4,559
Consumer and other	181	—	—	181

	$22,430	$—	$—	$22,430

Other real estate:
Commercial	$7,608	$—	—	7,608
Residential	1,477	—	—	1,477

	$9,085	$—	$—	$9,085

At December 31, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,202, with a valuation allowance of $4,772 resulting in an additional provision for loan losses of $3,212 for the period.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $9,085 with no valuation allowance for the period.

There have been no transfers between levels for 2011 and 2010.

NOTE 6 – ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

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

On December 17, 2010, 1st United, our banking subsidiary, entered into a purchase and assumption agreement (the “Bank of Miami Agreement”) with the FDIC, as receiver for The Bank of Miami, National Association (“TBOM”), Miami, Florida. According to the terms of the Bank of Miami Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of TBOM. Assets acquired included $275.8 million in loans, and $12.8 million in other real estate owned based on TBOM’s carrying value and approximately $75 million in cash and investments. TBOM operated three banking centers in Miami-Dade County, Florida, and had 101 employees.

All of the TBOM loans acquired are covered by two loss share agreements (the “TBOM Loss Share Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the TBOM Loss Share Agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the TBOM Loss Share Agreements.

1st United received a $38 million net discount on the TBOM assets acquired. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $48.7 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Share Agreements are subject to certain servicing procedures as specified in the agreements.

1st United did not acquire the real property, furniture or equipment of TBOM as part of the Bank of Miami Agreement. 1st United also had until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities are leased and one is owned. Two of the locations are approximately one mile from existing 1st United facilities and one location has less than $3 million in deposits. Management determined that none of the TBOM branches would be retained, and requested the FDIC to repudiate the leases effective May 31, 2011, and anticipates the deposits to be serviced from existing 1st United banking centers.

On December 11, 2009, we announced that 1st United, our banking subsidiary, had entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss share agreements (the “Republic Loss Share Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the Republic Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Share Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Share Agreements.

1st United received a $34.2 million net discount on the Republic assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $32.9 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Republic Loss Share Agreements are subject to certain servicing procedures as specified in the agreements.

1st United had until March 11, 2010, to request the FDIC to repudiate all leases entered into by the former Republic or the leases will have been assumed. Each of the four banking centers was leased. We assumed (in one case on a negotiated basis) three banking center leases and asked the FDIC to repudiate all other leases including the lease for the Aventura banking facility which was closed on April 23, 2010. This banking center was within two miles of our North Miami Beach banking facility and we determined closing this banking center would have minimal impact on our customers.

As a result of the acquisitions of Republic and TBOM, we had 18 banking centers (includes the three locations to be closed in May 2011) during the first quarter of 2011 vs. 16 banking centers for the first quarter of 2010 (includes one location closed in April 2010). The TBOM Loss Share Agreements and Republic Loss Share Agreements are collectively referred to as the “Loss Share Agreements”.

We follow a business plan that emphasizes the delivery of banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, professional market services, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration lending program, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities and variable rate loans.

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

Financial Overview

•	Net income for the quarter ended March 31, 2011 was $355,000 compared to net income of $346,000 for the quarter ended March 31, 2010.

•	Net interest margin increased to 4.90% for the quarter ended March 31, 2011, compared to 4.23% for the quarter ended March 31, 2010.

•

During the three months ended March 31, 2011, we incurred approximately $1.6 million (approximately $535,000 per month) in personnel related and facilities costs that related to the integration of TBOM which will be eliminated by May 31, 2011.

•

Non-performing assets at March 31, 2011 represented 2.64% of total assets compared to 2.21% at December 31, 2010. Non-performing assets not covered by the Loss Share Agreement represented 1.49% of total assets at March 31, 2011 compared to 1.64% at December 31, 2010.

•	The changes in operating results for the period ended March 31, 2011 when compared to the period ended March 31, 2010 were substantially a result of the TBOM acquisition.

OPERATING RESULTS

For the three month period ended March 31, 2011, we reported net income of $355,000 compared to net income of $346,000 for the three month period ended March 31, 2010. We have summarized the material variances between periods below.

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

Net interest earnings for the three-month periods ended March 31, 2011 and 2010 are reflected in the following table:

	March 31, 2011			March 31, 2010

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans	$840,573	$13,717	6.62%	$677,729	$10,542	6.31%
Investment securities	99,191	890	3.59%	87,067	834	3.83%
Federal funds sold and securities purchased under resale agreements	132,875	74	0.73%	141,109	133	0.38%

Total interest-earning assets	1,072,639	14,681	5.61%	905,905	11,509	5.15%

Non interest-earning assets	189,229			131,560
Allowance for loan losses	(13,390)			(13,374)

Total assets	$1,248,478			$1,024,091

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$122,676	58	0.19%	$106,091	$50	0.19%
Money market accounts	251,133	536	0.90%	152,663	379	1.01%
Savings accounts	40,457	55	0.55%	35,970	69	0.77%
Certificates of deposit	325,735	982	1.23%	313,338	1,414	1.83%
Fed Funds Purchased and Repos	14,282	6	0.17%	16,956	7	0.17%
Other borrowings	9,726	87	0.92%	10,037	135	5.45%

Total interest-bearing liabilities	764,009	1,724	0.93%	635,055	2,054	1.31%

Non interest-bearing liabilities
Demand deposit accounts	300,199			209,512
Other liabilities	6,553			7,022

Total non interest-bearing liabilities	306,752			216,534
Shareholders’ equity	177,717			172,502

Total liabilities and shareholders’ equity	$1,248,478			$1,024,091

Net interest spread		$12,957	4.64%		$9,455	3.84%

Net interest on average earning assets - Margin			4.90%			4.23%

Our net interest income for the 1st quarter of 2011 was positively impacted by the increase in average earning assets of $166.7 million as compared to 2010 due primarily as a result of the loans and investments acquired in the TBOM transaction. Total loans increased by $123.2 million, or 17.8%, from $691.7 million at March 31, 2010 to $815 million at March 31, 2011. At

March 31, 2011, loans represented 63.5% of total assets and 78.5% of total deposits and customer repurchase agreements versus 65% of total assets and 79% of total deposits and customer repurchase agreements at March 31, 2010. Earnings for the current quarter were positively impacted by the accretion of discount of approximately $2.5 million related to loans acquired in the TBOM and Republic transactions. Included in this $2.5 million of accretion of discount was approximately $500,000 related to the disposition of assets acquired in the Republic transaction above the discounted purchase price of the asset (included in other income was an expense of approximately $400,000 related to a reduction of the FDIC receivable for the same assets).

Net interest income was $13.0 million for the three months ended March 31, 2011, as compared to $9.5 million for the three months ended March 31, 2010, an increase of $3.5 million or 37.0%. The increase resulted primarily from an increase in average earning assets of $166.7 million or 18.4% primarily due to the TBOM acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 67 basis points from 4.23% during the three months ended March 31, 2010 to 4.90% during the three months ended March 31, 2011, mainly the result of an increase in the accretion of a loan discount of $2.5 million during the quarter on acquired loans which added approximately 95 basis points to the March 31, 2011 net interest margin. This compares to accretion of loan discount of $1.4 million during the quarter ended March 31, 2010, which added approximately 60 basis points to the March 31, 2010 margin. In addition, average loans as a percent of earning assets increased to 78% for the period ended March 31, 2011 compared to 75% for the period ended March 31, 2010. Also, our cost of funds was approximately 38 basis points lower for the quarter ended March 31, 2011, as compared to 2010, primarily as a result of lower rates in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-month periods ended March 31, 2011 and 2010:

(Dollars in thousands)	March 31, 2011 and 2010

	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$3,175	$2,636	$539
Investment securities	56	111	(55)
Federal funds sold and securities purchased under resale agreements	(59)	(7)	(52)

Total interest-earning assets	$3,172	$2,740	$432

Liabilities
Interest-bearing liabilities
NOW accounts	8	8
Money market accounts	157	216	(59)
Savings accounts	(14)	8	(22)
Certificates of deposit	(432)	54	(486)
Fed Funds Purchased and Repos	(1)	(1)
Other borrowings	(48)	(4)	(44)

Total interest-bearing liabilities	(330)	281	(611)

Net interest spread	$3,502	$2,459	$1,043

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Taxes

Non-interest income includes service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $172,000, or 19.0%, to $729,000 for the quarter ended March 31, 2011 when compared to the first quarter of 2010. The decrease was principally due to losses of $224,000 on the sale of OREO and an adjustment to indemnification asset receivable from the FDIC of $244,000, which was partially offset by higher service charge income on deposits.

Service charges increased from the three-month period ended March 31, 2010 by approximately $285,000 to $1,074,000 for the three month period ended March 31, 2011 primarily as a result of an increase in average deposits during 2011 of $131.9 million due to the TBOM acquisition.

The adjustment to FDIC indemnification asset during the quarter ended March 31, 2011 represented an approximate $400,000 expense due to the disposition of assets acquired in the Republic transaction at amounts above the discounted carrying value of the asset resulting in a lower actual loss on the asset than originally estimated. This expense was offset by the accretion of income of approximately $166,000 on the indemnification asset during the quarter.

During the quarter ended March 31, 2011, we had no activity on the sale of securities as compared to a loss of $10,000 for the quarter ended March 31, 2010.

During the quarter ended March 31, 2011, the Bank sold two OREO properties with a carrying value of $1.32 million and recorded a net loss of $224,000.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $2.6 million, or 31%, from $8,543,000 for the first quarter of 2010 to $11,191,000 for the current quarter.

The following summarizes the changes in non-interest expense accounts for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three months ended

(Dollars in thousands)	March 31, 2011	March 31, 2010	Difference

Salaries and employee benefits	$5,242	$4,080	$1,162
Occupancy and equipment	2,052	1,696	356
Data processing	891	588	303
Telephone	231	183	48
Stationery and supplies	88	71	17
Amortization of Intangibles	129	114	15
Professional fees	513	383	130
Advertising	33	35	(2)
Reorganization expenses	450	360	90
FDIC assessment	410	339	71
Other	1,152	694	458

Total non-interest expense	$11,191	$8,543	$2,648

Salary and employee benefits increased by approximately $1,162,000 to $5,242,000 for the period ended March 31, 2011 as compared to the period ended March 31, 2010 of $4,080,000 primarily as a result of the acquisition of the TBOM operation, including three banking centers at the end of 2010. Included in this amount is approximately $700,000 (approximately $235,000 monthly) of personnel related costs that are expected to be eliminated by May 31, 2011 due to the integration of TBOM. Full time equivalents at the end of March 31, 2011 were 285 compared to 220 at March 31, 2010. Approximately 42 positions will be eliminated as part of the integration of TBOM.

Occupancy and Equipment increased by approximately $356,000 to $2,052,000 for the period ended March 31, 2011 as compared to the period ended March 31, 2010 of $1,696,000 primarily as a result of the acquisition of the TBOM operation, including three banking centers at the end of 2010. Approximately $400,000 (approximately $135,000 per month) of this increase will be eliminated effective July 1, 2011 as a result of the integration of the TBOM operation.

Data processing expenses increased by $303,000 primarily as a result of the TBOM acquisition to $891,000 for the quarter ended March 31, 2011. Approximately $120,000 ($40,000 per month) of the increase related to the TBOM acquisition is expected to be eliminated by May 31, 2011.

The reorganization expense of $450,000 in 2011 represents the accrual during the quarter of stay bonuses for employees whose positions have been eliminated by May 31, 2011 from the TBOM acquisition as compared to the $360,000 of similar expenses in 2010 related to the Republic acquisition. Approximately $300,000 will be recorded in the second quarter after which the stay bonus will be paid and no further accrual will be recorded.

Professional fees increased by $130,000 to $513,000 for the quarter ended March 31, 2011 primarily a result of carrying and resolution of costs related to the increase in non-performing assets during this period as compared to 2010.

The other increases in other expenses were primarily due to the TBOM acquisition.

We recorded a $1.9 million loan loss provision for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. The $1.9 million provision for the three months ended March 31, 2011 was primarily a result of the continuing deterioration of values of underlying collateral on classified assets.

We recorded an income tax expense of $240,000 for the three months ended March 31, 2011, compared to a $217,000 tax expense for the three months ended March 31, 2010.

FINANCIAL CONDITION

At March 31, 2011, our total assets were $1.26 billion and our net loans were $800.9 million or 63.5% of total assets. At December 31, 2010, our total assets were $1.27 billion and our net loans were $847.7 million or 67.0% of total assets. Net loans decreased by approximately $46.8 million to $800.9 million at March 31, 2011 due primarily to a number of significant pay-offs during the quarter and resolutions on acquired loans partially offset by new loan production.

At March 31, 2011, the allowance for loan losses was $14 million or 1.72% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.52% of total loans.

At March 31, 2011, our total deposits were $1.026 billion, a decrease of $38.6 million (3.6%) over December 31, 2010 of $1.064 billion. Non-interest bearing deposits represented 29% of total deposits at March 31, 2011 compared to 26% at December 31, 2010. The decrease in total deposits was primarily a result of approximately $60 million in wholesale time deposits acquired in the TBOM acquisition being liquidated during the quarter as anticipated, which were partially offset by an increase in transactional accounts for the same period.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2011 and December 31, 2010, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 75.0% and 77.0%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, and locations.

At 1st United, we consider our focus to be in business banking. Through our business banking activities, we provide commercial purpose real estate secured loans as referenced above and also provide commercial, and residential real estate loans. Business banking also provides loan facilities ranging from commercial purpose non-real estate secured loans, to lines of credit, Export/Import Bank loans and SBA loans.

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

The following charts illustrate the number of loans in our loan portfolio as of March 31, 2011 and December 31, 2010.

Loan Portfolio as of March 31, 2011

(dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets

Loan Types
Residential:
First mortgages	553	$166,085	20.38%	13.18%
HELOCs and equity	273	55,021	6.75%	4.37%

Commercial:
Secured – non-real estate	488	108,816	13.35%	8.63%
Secured – real estate	54	35,850	4.40%	2.84%
Unsecured	46	12,183	1.50%	0.97%

Commercial Real Estate:
Owner occupied	185	151,356	18.57%	12.01%
Non-owner occupied	194	209,584	25.72%	16.63%
Multi-family	63	30,509	3.74%	2.42%

Construction and Land Development:
Construction	1	579	0.07%	0.05%
Improved land	30	20,808	2.55%	1.65%
Unimproved land	14	12,453	1.53%	0.99%

Consumer and other	195	11,636	1.44%	0.92%

Total March 31, 2011	2,096	$814,880	100.00%	64.66%

Loan Portfolio as of December 31, 2010

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets

Loan Types
Residential:
First mortgages	575	$172,598	20.04%	13.61%
HELOCs and equity	284	54,902	6.38%	4.33%

Commercial:
Secured – non-real estate	478	106,802	12.41%	8.43%
Secured – real estate	54	37,012	4.30%	2.92%
Unsecured	99	22,872	2.66%	1.80%

Commercial Real Estate:
Owner occupied	181	157,653	18.31%	12.44%
Non-owner occupied	204	224,033	26.02%	17.67%
Multi-family	62	37,916	4.40%	2.99%

Construction and Land Development:
Construction	—	—	0.00%	0.00%
Improved land	36	21,757	2.53%	1.72%
Unimproved land	9	11,687	1.36%	0.92%

Consumer and other	200	13,645	1.59%	1.08%

Total December 31, 2010	2,182	$860,877	100.00%	67.91%

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2011 and year-end 2010.

	March 31, 2011		December 31, 2010

(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans

Construction
Residential	$579	0.07%	$—	0.00%
Residential Spec	—	—%	—	0.00%
Commercial	—	—%	—	0.00%
Commercial Spec	—	—%	—	0.00%
Land Development
Residential	2,117	0.26%	2,384	0.30%
Residential Spec	11,358	1.39%	12,997	1.50%
Commercial	9,942	1.22%	7,151	0.80%
Commercial Spec	9,844	1.21%	10,912	1.30%

Total	$33,840	4.15%	$33,444	3.90%

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

We have identified certain assets as non-performing and troubled debt restructuring assets. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All troubled debt restructurings, non-accruing loans and loans accruing 90 days or more are considered impaired. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to its original interest rate. Each of the loans included as troubled debt restructurings at March 31, 2011 had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate. All of the loans were modified due to financial stress of the borrower. The following is a summary of troubled debt restructurings as of March 31, 2011, all of which were performing in accordance with the restructured terms.

(Dollars in thousands)	Loan Amount

Residential	$2,640
Commercial Real Estate	16,300
Construction and Land	4,736
Commercial and Industrial	275

Total	$23,951

At December 31, 2010 troubled debt restructurings totaled $14.7 million. The approximate $9.0 million increase at March 31, 2011 was primarily due to two commercial real estate loans restructured during the quarter. The average yield on these two loans as restructured is 5.12%.

We currently do not have any loans that were troubled debt restructurings that are included in non-accrual status at March 31, 2011. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A minimum of six payments of both principal and interest are required before we will put a loan back on accrual that was previously on non-accrual. The average yield on the loans classified as troubled debt restructurings was 4.8% as of March 31, 2011. Troubled debt restructuring loans are considered impaired.

At March 31, 2011, there were no loans that did not perform in accordance with the restructured terms.

During the quarter ended March 31, 2011, we had no loans on which we lowered the interest rate prior to maturity to competitively retain the loan. During the year ended December 31, 2010, we had approximately $2.6 million in commercial real estate and $650,000 in residential loans which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the quarters ended March 31, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $185,000, and $64,400, respectively.

Our non-performing and troubled debt restructuring assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010

(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Non-Accrual Loans
Residential	$6,058	$3,978	$10,036	$6,062	$263	$6,325
Home Equity Lines	1,635	—	1,635	1,638	—	1,638
Commercial Real Estate	5,893	2,472	8,365	8,381	183	8,564
Construction and Land Development	1,745	319	2,064	1,759	—	1,759
Commercial and Industrial	944	49	993	241	73	314
Other	—	—	—	289	—	289

Total	$16,275	$6,818	$23,093	$18,370	$519	$18,889

Accruing => 90 days past due
Residential	$—	$—	$—	$—	$—	$—
Home Equity Lines	—	—	—	—	—	—
Commercial Real Estate	1,701	—	1,701	—	—	—
Construction and Land Development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$1,701	$—	$1,701	$—	$—	$—

Total non-accruing loans	$16,275	$6,818	$23,093	$18,370	$519	$18,889
Accruing => 90 days past due	1,701	—	1,701	—	—	—
Foreclosed real estate	841	7,654	8,495	2,449	6,636	9,085

Total non-performing assets	18,817	14,472	33,289	20,819	7,155	27,974

Trouble debt restructured loans	23,676	—	23,676	14,672	—	14,672

Total non-performing assets and restructured loans	$42,493	$14,472	$56,965	$35,491	$7,155	$42,646

Ratios
Total non-accruing and accruing =>90 days past due to total loans	2.21%	.83%	3.04%	2.13%	.06%	2.19%
Total non-performing assets to total assets	1.49%	1.15%	2.64%	1.65%	.56%	2.21%
Total non-performing assets and troubled debt restructured loans to total assets	3.37%	1.15%	4.52%	2.80%	.56%	3.36%

Since December 31, 2010, for non-performing assets not subject to Loss Share Agreements, we had approximately $508,000 in non-accrual loans which were charged off, $3.3 million were paid off and approximately $2.0 million was added to non-accrual during the quarter.

Significant loans included in non-accrual loans not covered by Loss Share Agreements at March 31, 2011 include: $2.7 million loan, net of a $406,000 specific reserve secured by a single family home in Palm Beach County (appraised September 2010, for $3 million); $2.0 million loan, net of a $220,000 specific reserve, secured by new commercial office/warehouse property in Broward County, Florida (appraised December 2010 for $2.3 million); $1.3 million loan, net of a $390,000 specific reserve secured by commercial rental property in Broward County (appraised April 2011 for $1.6 million); $1.6 million loan secured by a single family home in Broward County (appraised March 2010, for $4.2 million); $1.0 million loan, net of a $500,000 specific reserve secured by commercial real estate in Palm Beach County (appraised December 2010, for $1.23 million); $1.1 million participation loan secured by land in Orlando, Florida (appraised September 2010, for $1.3 million for pro rata portion); $810,000 loan, net of a $90,000 specific reserve, secured by a home in Broward County (appraised September, 2010 for $900,000). The remaining non-accrual loans are each under $750,000. We have specific reserves (including those noted above) included in the allowance for loan losses of $3.8 million for probable incurred loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans.

The following summarizes our past due loans for the quarter ending March 31, 2011 and year ending December 31, 2010:

As of March 31, 2011 (Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential:
First mortgages	11	$1,511	—	$—	65	$10,036	76	$11,547
HELOCs and equity	1	28	—	—	4	1,635	5	1,663

Commercial:
Secured – non-real estate	10	1,128	—	—	7	1,652	17	2,780
Secured – real estate	—	—	2	770	1	49	3	819
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	384	—	—	14	2,529	16	2,913
Non-owner occupied	2	907	3	1,648	4	5,557	9	8,112
Multi-family	—	—	—	—	2	1,271	2	1,271

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	1	398	—	—	4	937	5	1,335
Unimproved land	1	2,516	—	—	1	1,128	2	3,644

Consumer and other	1	59	—	—	—	—	1	59

Total March 31, 2011	29	$6,931	5	$2,418	102	$24,794	136	$34,143

Included in the table above as of March 31, 2011 are loans in the accruing 30-59 category with a carrying value of $3.0 million, loans in the accruing 60-89 category with a carrying value of $0, and loans in the non-accrual and 90 day and over category with a carrying value of $6.5 million, which are subject to the Loss Share Agreements.

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2010
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

Included in the table above as of December 31, 2010 in the accruing 30-59 category are loans with a carrying value of $3.2 million, accruing 60 - 89 category are loans with a carrying value of $475,000, and in the non-accrual and 90 day and over category are loans with a carrying value of $519,000, which are subject to the Loss Share Agreements.

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

We evaluated each of the acquired loans under ASC 310-30 to determine whether (1) there was evidence of credit deterioration since origination, and (2) it was probable that we would not collect all of the contractually required payment receivable. We determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified by us based on our review of each individual loan. Therefore, generally each individual loan that should have been or was on nonaccrual at the acquisition date, loans contractually past due 60 days or more, and each individual loan that was classified by us were included subject to ASC 310-30. These loans were recorded at the discounted expected cash flows of the individual loan.

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2011 and December 31, 2010.

March 31, 2011	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,233	$7,233	$1,220	$5,429	$5,429
HELOCs and equity	1,642	1,510	647	138	138

Commercial:
Secured – non-real estate	891	891	757	49	49
Secured – real estate	—	—	—	49	49
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	8,973	8,973	1,284	1,241	1,241
Non-owner occupied	7,303	6,303	1,162	7,801	7,801
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,938	5,354	824	319	319
Unimproved land	—	—	—	1,557	1,128

Consumer and other	—	—	—	—	—

Total March 31, 2011	$32,980	$30,264	$5,894	$16,583	$16,154

December 31, 2010	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total December 31, 2010	$28,785	$27,202	$4,772	$6,792	$6,363

Average of impaired loans and related interest income for three months ended March 31, 2011 were as follows (dollars in thousands):

Residential:
Average of impaired loans	$10,941
Interest income recognized during impairment	159
Cash-basis interest income recognized	107

Commercial:
Average of impaired loans	1,100
Interest income recognized during impairment	3
Cash-basis interest income recognized	2

Commercial Real Estate:
Average of impaired loans	19,493
Interest income recognized during impairment	596
Cash-basis interest income recognized	225

Construction and Land Development:
Average of impaired loans	6,578
Interest income recognized during impairment	105
Cash-basis interest income recognized	46

Consumer and other:
Average of impaired loans	—
Interest income recognized during impairment	—
Cash-basis interest income recognized	—

Total:
Average of impaired loans	38,112
Interest income recognized during impairment	863
Cash-basis interest income recognized	380

Allowance for Loan Losses

At March 31, 2011, the allowance for loan losses was $14 million or 1.72% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.52% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment.

Charge-offs of loans are made by portfolio segment at the time that the collection of the full principal, in management’s judgment, is doubtful. This methodology for determining charge-offs is consistently applied to each segment.

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

(Dollars in thousands)	Total	Pass Credits	Special Mention	Substandard	Doubtful

March 31, 2011
Residential:
First mortgages	$166,085	$139,672	$13,623	$12,790	$—
HELOCs and equity	55,021	46,594	942	7,485	—

Commercial:
Secured – non-real estate	108,816	102,371	3,339	3,106	—
Secured – real estate	35,850	34,316	477	1,057	—
Unsecured	12,183	12,183	—	—	—

Commercial Real Estate:
Owner occupied	151,356	131,698	8,158	11,500	—
Non-owner occupied	209,584	185,006	9,627	14,951	—
Multi-family	30,509	30,509	—	—	—

Construction and Land Development:
Construction	579	579	—	—	—
Improved land	20,808	13,893	1,242	5,673	—
Unimproved land	12,453	8,810	—	3,643	—

Consumer and other	11,636	11,609	—	27	—

Total March 31, 2011	$814,880	$717,240	$37,408	$60,232	$—

(Dollars in thousands)	Total	Pass Credits	Special Mention	Substandard	Doubtful

December 31, 2010
Residential:
First mortgages	$172,598	$157,169	$6,332	$9,097	$—
HELOCs and equity	54,902	50,803	1,764	2,335	—

Commercial:
Secured – non-real estate	106,801	103,374	757	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,653	138,048	6,636	12,969	—
Non-owner occupied	224,033	201,021	5,955	17,057	—
Multi-family	37,916	37,916	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	21,758	15,292	1,084	5,382	—
Unimproved land	11,687	8,044	—	3,643	—

Consumer and other	13,645	13,317	39	289	—

Total December 31, 2010	$860,877	$784,366	$22,567	$53,944	$—

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all non-accrual loans, totaled $60.2 million at March 31, 2011 (of which $6.9 million is subject to the Loss Share Agreements) and $53.9 million at December 31, 2010 (of which $609,000 is subject to the Loss Share Agreements). The increase since December 31, 2010 is primarily due to the addition of $4.5 million in non-accrual loans acquired from TBOM which are covered by the Loss Share Agreements. In addition, at March 31, 2011, we identified approximately $46.8 million (or 5.7% of total loans) in loans we have classified as impaired which are included in our substandard classification. This compares to $33.6 million or 3.9% of total loans at December 31, 2010. The increase was primarily due to an increase in troubled debt restructurings during the period of approximately $9.0 million and the addition of approximately $6.3 million in non-accrual loans covered by the Loss Share Agreements during the quarter. At March 31, 2011 and December 31, 2010, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $5.9 million and $4.8 million, respectively. All loans classified as substandard that are collateralized by real estate are re-appraised at a minimum on an annual basis. The specific credit allocation for loans impaired is adjusted based on the new appraisals.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At March 31, 2011, we had $37.4 million (4.6% of outstanding loans), which includes $3.2 million in loans subject to Loss Share Agreements, which compares to $22.6 million (2.6% of outstanding loans), none of which were subject to Loss Share Agreements, at December 31, 2010. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(270)	1,202	589	359	20	1,900
Loans charged off	(200)	(140)	(539)	—	(133)	(1,012)
Recoveries	50	—	11	33	—	94

Ending Balance	$3,412	$4,088	$4,206	$2,287	$39	$14,032

Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows (dollars in thousands):

Beginning balance, January 1, 2010	$13,282
Provision for loan losses	1,250
Loans charged-off	(1,020)
Recoveries	—

Ending balance	$13,512

          Allowance for Loan Losses Allocation

As of March 31, 2011 (dollars in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$757	$1,867	$2,126	$824	$—	$5,574
Purchase credit impaired loans	—	—	320	—	—	320

Total specific reserves	757	1,867	2,446	824	—	5,894

General reserves	2,655	2,221	1,760	1,463	39	8,138

Total	$3,412	$4,088	$4,206	$2,287	$39	$14,032

Loans individually evaluated for impairment	$989	$14,310	$24,318	$6,801	$—	$46,418
Purchase credit impaired loans	1,395	26,047	57,562	4,925	—	89,929
Loans collectively evaluated for impairment	118,615	180,749	345,419	22,114	11,636	678,533

	$120,999	$221,106	$427,299	$33,840	$11,636	$814,880

Allowance as percent of loans per category as of March 31, 2011	2.82%	1.85%	0.98%	6.76%	0.33%	1.72%

As of December 31, 2010 (dollars in thousands):

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,856	24,977	50,122	3,880	1,129	82,964
Loans collectively evaluated for impairment	126,383	191,911	390,773	23,054	12,227	744,348

	$129,673	$227,500	$456,615	$33,444	$13,645	$860,877

Allowance as percent of loans per category as of December 31, 2010	2.96%	1.33%	0.91%	5.67%	1.11%	1.52%

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At March 31, 2011, we had $8.5 million of OREO property, of which $7.7 million were a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreement. At December 31, 2010, we had $9.1 million of OREO property, of which $6.6 million were a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreements.

The following is a summary of other real estate owned as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010

	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Commercial Real Estate	$841	$5,496	$6,337	$2,147	$5,461	$7,608
Residential	—	2,158	2,158	302	1,175	1,477

Total	$841	$7,654	$8,495	$2,449	$6,636	$9,085

Investment Securities

We manage our consolidated securities portfolio, which represented 9.2% of our average earning asset base for the quarter ended March 31, 2011, as compared to 9.8% at year ended December 31, 2010, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable agency bonds, US Treasury Securities, mortgage-backed securities, and collateralized mortgage obligations. Corporate obligations consist of investment grade obligations of public corporations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits decreased by $38.6 million from December 31, 2010 to total deposits of $1.026 billion at March 31, 2011, due primarily to liquidation of approximately $60.0 million of wholesale deposits acquired in the TBOM acquisition which was partially offset by growth in transaction accounts during the quarter. Broker deposits at March 31, 2011 were $300,000, or less than 0.03% of deposits. At March 31, 2011, non-interest bearing deposits represented approximately 29.0% of deposits compared to 26.0% at December 31, 2010.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2011, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 20.89%, a Tier 1 risk-based capital ratio of 18.80%, and a Tier 1 leverage ratio of 8.83%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory Capital Ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of March 31, 2011
Total Capital to risk-weighted assets
Consolidated	$168,247	29.78%	$45,195	8.00%	$56,494	10.00%
1st United	117,062	20.89%	44,828	8.00%	56,035	10.00%
Tier I capital to risk-weighted assets
Consolidated	156,474	27.70%	22,598	4.00%	33,897	6.00%
1st United	105,352	18.80%	22,414	4.00%	33,621	6.00%
Tier I capital to total average assets
Consolidated	156,474	13.05%	47,950	4.00%	59,937	5.00%
1st United	105,352	8.83%	47,745	4.00%	59,681	5.00%

As of December 31, 2010
Total Capital to risk-weighted assets
Consolidated	$137,282	23.71%	$45,765	8.00%	$57,206	10.00%
1st United	116,571	20.26%	45,415	8.00%	56,769	10.00%
Tier I capital to risk-weighted assets
Consolidated	125,221	21.62%	22,883	4.00%	34,324	6.00%
1st United	104,564	18.18%	22,707	4.00%	34,061	6.00%
Tier I capital to total average assets
Consolidated	125,221	11.78%	42,526	4.00%	53,157	5.00%
1st United	104,564	9.90%	42,237	4.00%	52,769	5.00%

During the quarter ended March 31, 2011, Bancorp issued 5,000,000 (the “Offering”) shares of common stock at $6.50 per share. The total proceeds of the Offering were $30,458 (net of offering costs of $2,042). On April 12, 2011 the underwriter exercised their full over-allotment option and 750,000 additional shares were issued at $6.50 for total additional proceeds of approximately $4,531 (net of offering costs of $344).

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

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for 1st United. At March 31, 2011, we had approximately $154.3 million in cash and cash equivalents and securities not pledged of $89.2 million.

At March 31, 2011, we had no short-term borrowings and long-term borrowings of $5.0 million from the FHLB. At March 31, 2011, we had commitments to originate loans totaling $75.0 million. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2011 totaled $251.7 million, and maturing loans total approximately $227.1 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2011, we had short-term lines available from correspondent banks totaling $46.0 million. FRB discount window availability of $42.3 million, and borrowing capacity from the FHLB of $37.7 million based on collateral pledged, for a total credit available of $126.0 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $296.8 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2011, we had $75.0 million in commitments to originate loans and $4.51 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Management considers loan payments made within 90 days of the due date to be “insignificant payment delays.” Payment shortfalls are traced as past due amounts. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, and TBOM on December 17, 2010. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2010, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Rudy E. Schupp, and Chief Financial Officer, John Marino, have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 13a-15 (f) under the Exchange Act. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 26, 2011, we announced via press release our financial results for the three-month period ended March 31, 2011. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 26, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date:	April 26, 2011	By: /s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 26, 2011