Form 10-Q
period 2011-06-30
1st United Bancorp, Inc.
filed 2011-07-27
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________________ to ________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2011

Common stock, $.01 par value	30,557,603

1ST UNITED BANCORP, INC.
JUNE 30, 2011
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;

•	the frequency and magnitude of foreclosure of our loans;

•	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;

•	our customers’ willingness to make timely payments on their loans;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from future acquisitions;

•	our ability to declare and pay dividends;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	technological changes;

•	negative publicity and the impact on our reputation;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	growth and profitability of our noninterest income;

•	changes in accounting principles, policies, practices or guidelines;

•	the limited trading activity of our common stock;

•	the concentration of ownership of our common stock;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2011 (unaudited)	December 31, 2010 (as adjusted)

ASSETS
Cash and due from financial institutions	$175,464	$118,952
Federal funds sold	282	800

Cash and cash equivalents	175,746	119,752
Time deposits in other financial institutions	75	75
Securities available for sale	135,801	102,289
Loans held for sale	94	4,800
Loans, net of allowance of $13,273 and $13,050 at June 30, 2011 and December 31, 2010	788,838	866,339
Nonmarketable equity securities	14,305	18,543
Premises and equipment, net	10,937	9,823
Other real estate owned	10,184	7,506
Company-owned life insurance	4,800	4,727
FDIC loss share receivable	57,493	71,537
Goodwill	45,008	45,008
Core deposit intangible	3,038	3,289
Accrued interest receivable and other assets	13,946	14,064

	$1,260,265	$1,267,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$307,718	$281,285
Interest bearing	712,453	783,402

Total deposits	1,020,171	1,064,687
Federal funds purchased and repurchase agreements	12,218	12,886
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	4,500	4,750
Accrued interest payable and other liabilities	6,178	6,379

Total liabilities	1,048,067	1,093,702

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 30,557,603 and 24,793,089 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	306	248
Additional paid-in capital	217,292	181,697
Accumulated deficit	(7,008)	(8,427)
Accumulated other comprehensive income	1,608	532

Total shareholders’ equity	212,198	174,050

	$1,260,265	$1,267,752

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Interest income:
Loans, including fees	$15,055	$10,429	$28,773	$20,971
Securities available for sale	1,056	910	1,842	1,744
Federal funds sold and other	191	144	368	277

Total interest income	16,302	11,483	30,983	22,992
Interest expense:
Deposits	1,495	1,837	3,126	3,749
Federal funds purchased and repurchase agreements	3	5	9	12
Federal Home Loan Bank and Federal Reserve Bank borrowings	58	59	113	117
Other borrowings	32	59	64	136

Total interest expense	1,588	1,960	3,312	4,014

Net interest income	14,714	9,523	27,671	18,978
Provision for loan losses	1,450	1,500	3,350	2,750

Net interest income after provision for loan losses	13,264	8,023	24,321	16,228

Non interest income:
Service charges and fees on deposit accounts	908	756	1,820	1,545
Net gains (losses) on sales of securities	—	(4)	—	(14)
Losses on sales of OREO	—	(17)	(225)	(86)
Gains on sales of loans held for sale	2	30	13	35
Increase in cash surrender value of Company owned life insurance	36	41	73	83
Adjustment to FDIC loss share receivable	(1,506)	—	(1,751)	—
Other	192	218	430	362

Total non-interest income	(368)	1,024	360	1,925

Non interest expense:
Salaries and employee benefits	5,120	3,993	10,362	8,073
Occupancy and equipment	2,053	1,536	4,105	3,232
Data processing	904	687	1,816	1,275
Telephone	207	176	438	359
Stationery and supplies	113	98	201	169
Amortization of intangibles	122	106	251	220
Professional fees	609	360	1,123	743
Advertising	66	44	100	79
Merger reorganization expenses	300	270	750	630
FDIC Assessment	418	454	874	793
Other	1,246	970	2,327	1,664

Total non interest expense	11,158	8,694	22,347	17,237

Income before taxes	1,738	353	2,334	916
Income tax expense	674	146	915	363

Net income	$1,064	$207	$1,419	$553

Basic earnings per common share	$0.03	$0.01	$0.05	$0.02
Diluted earnings per common share	$0.03	$0.01	$0.05	$0.02

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2011 and 2010
(Dollars in thousands except share data)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2010	24,781,660	$248	$180,888	(10,587)	$45	$170,594
Comprehensive income:
Net income	—	—	—	553	—	553
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,475	1,475

Total comprehensive income, net of taxes	—	—	—	—	—	2,028
Stock-based compensation expense	—	—	383	—	—	383
Registration cost on issuance of common stock	—	—	(21)	—	—	(21)

Balance at June 30, 2010	24,781,660	$248	$181,250	$(10,034)	$1,520	$172,984

Balance at January 1, 2011	24,793,089	$248	$181,697	(8,427)	$532	$174,050
Comprehensive income:
Net income	—	—	—	1,419	—	1,419
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,076	1,076

Total comprehensive income, net of taxes	—	—	—	—	—	2,495
Stock-based compensation expense	—	—	563	—	—	563
Restricted stock grants	14,514	—	—	—	—	—
Issuance of common stock, net of cost of $2,343	5,750,000	58	35,032	—	—	35,090

Balance at June 30, 2011	30,557,603	$306	$217,292	$(7,008)	$1,608	$212,198

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS Six months ended June 30, 2011 and 2010
(Dollars in thousands) (unaudited)

	2011	2010

Cash flows from operating activities
Net income	$1,419	$553
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	3,350	2,750
Depreciation and amortization	913	966
Net accretion of purchase accounting adjustments	(6,936)	(3,016)
Net amortization of securities	433	338
Increase in cash surrender value of company-owned life insurance	(73)	(83)
Stock-based compensation expense	563	383
Net (gains) losses on sales of securities	—	14
Net loss on other real estate owned	225	86
Net loss on premises and equipment	13	3
Net gain on sale of loans held for sale	(13)	(35)
Loans originated for sale	(1,077)	(1,397)
Proceeds from sale of loans held for sale	5,796	1,432
Net change in:
Deferred income tax	805	(1,425)
Deferred loan fees	(180)	(624)
Accrued interest receivable and other assets	(1,585)	(2,156)
Accrued interest payable and other liabilities	(201)	(3,299)

Net cash provided by (used in) operating activities	3,452	(5,510)

Cash flows from investing activities
Proceeds from sales and calls of securities	2,000	7,892
Proceeds from security maturities and prepayments	11,117	8,435
Purchases of securities	(45,337)	(24,062)
Loan originations and payments, net	88,692	(6,918)
Purchase of nonmarketable equity securities	(761)	(763)
Redemptions of non marketable equity securities	4,999	—
Proceeds from sale of other real estate owned	3,536	549
Additions to premises and equipment, net	(1,540)	(540)

Net cash provided by (used in) investing activities	62,706	(15,407)

Cash flows from financing activities
Net change in deposits	(44,336)	39,345
Net change in federal funds purchased and repurchase agreements	(668)	(8,108)
Net change in other borrowings	(250)	(91)
Issuance of common stock net of expense	35,090	(21)

Net cash provided by (used in) financing activities	(10,164)	31,125

Net change in cash and cash equivalents	55,994	10,208
Beginning cash and cash equivalents	119,752	135,241

Ending cash and cash equivalents	$175,746	$145,449

Supplemental cash flow information:
Interest paid	$3,518	$4,091
Income taxes paid	—	—
Transfer of loans to other real estate owned	6,439	—

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, four offices in Miami-Dade County and one each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets or non-performing loans transferred from 1st United for disposal and resolution. At June 30, 2011, EEL held $2,500 in performing loans and $2,200 in non-performing loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. The December 31, 2010 balance sheet was derived from the Company’s December 31, 2010 audited financial statements and has been adjusted for additional information related to the fair values of assets and liabilities acquired. See Note 2. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

Operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial operations are considered by management to be aggregated in one reportable operating segment.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the Federal Deposit Insurance Corporation (“FDIC”) related to the loss share agreements which were booked as of the acquisition dates of Republic Federal Bank, N.A. (“Republic”) and The Bank of Miami, N.A. (“TBOM”). The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM and Republic acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable.

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Any increases in cash flows of the Covered Assets will be accreted into income over the life of the Covered Asset but will reduce immediately the FDIC Loss Share Receivable. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 30 basis points of the allowance for loan losses at June 30, 2011.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The impairment, if any, is determined based on either the present value expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or if the loan is collateral dependent, the fair value of the underlying collateral less estimated cost of sale. The Company may classify a loan as substandard, however, it may not be classified as impaired. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. For troubled debt restructured loans that subsequently default, the Company determines the amount of specific reserve in accordance with our allowance for loan loss policy.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS

On December 17, 2010, the Company, through our banking subsidiary 1st United Bank, entered into a purchase and assumption agreement with the FDIC, as receiver for TBOM. Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss share agreements. The loss share agreements cover 80% of losses incurred on acquired loan and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate and five years with respect to losses on non-residential real estate and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the loss share agreement with the FDIC.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities are recorded at their respective acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition becomes available. Subsequently, additional information related to the fair value over loans and other real estate became available. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

	December 17, 2010	Preliminary Measurement Period Adjustments	December 17, 2010 (as adjusted)

Cash and cash equivalents	$74,902	$—	$74,902
Securities available for sale	29,060	—	29,060
Federal Reserve Bank and Federal Home Loan Bank stock	8,253	—	8,253
Loans	203,185	18,650	221,835
Core deposit intangible	677	—	677
FDIC loss share receivable	48,690	(15,175)	33,515
Other real estate owned	9,858	(1,579)	8,279
Other assets	3,691	(1,896)	1,795

TOTAL ASSETS ACQUIRED	$378,316	$—	$378,316

Deposits	$254,538	$—	254,538
Federal Home Loan Bank advances	71,016	—	71,016
Other	1,921	—	1,921

TOTAL LIABILITIES ASSUMED	$327,475	$—	$327,475

Excess of assets acquired over liabilities assumed	50,841	—	50,841
Cash paid to FDIC	(39,800)	—	(39,800)

RECORDED GAIN ON ACQUISITION	$11,041	$—	$11,041

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2011
U.S. agency residential	$1,997	$35	$—	$2,032
Residential collateralized mortgage obligations	12,480	169	—	12,649
Residential mortgage-backed	118,746	2,433	(59)	121,120

	$133,223	$2,637	$(59)	$135,801

December 31, 2010
U.S. agency residential	$3,995	$43	$—	$4,038
Residential collateralized mortgage obligations	14,515	180	—	14,695
Residential mortgage-backed	82,926	954	(324)	83,556

	$101,436	$1,177	$(324)	$102,289

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collaterialized mortgage obligations and residential mortgage-backed securities at June, 30 2011 and December 31, 2010 were issued or sponsored by U.S. Government agencies.

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	1,997	2,032
Residential mortgage-backed and residential collateralized mortgage obligations	131,226	133,769

	$133,223	$135,801

Securities as of June 30, 2011 and December 31, 2010 with a fair value of $25,600 and $31,500, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and six month periods ended June 30, 2011 and 2010, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Proceeds from sale	$—	$2,725	$—	$7,892

Gross gain	—	39	—	54
Gross (loss)	—	(43)	—	(68)

Net gains(losses) on sales of securities	$—	$(4)	$—	$(14)

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at June 30, 2011 and December 31, 2010, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2011
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential mortgage-backed	12,349	(59)	—	—	12,349	(59)

	$12,349	$(59)	$—	$—	$12,349	$(59)

December 31, 2010
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential Mortgage-backed	23,557	(324)	—	—	23,557	(324)

	$23,557	$(324)	$—	$—	$23,557	$(324)

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

At June 30, 2011 and December 31, 2010, there were 8 and 13, respectively, residential mortgage-backed securities with unrealized losses. At June 30, 2011 and December 31, 2010, securities with unrealized losses had depreciated 0.48% and 1.38%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at June 30, 2011 and December 31, 2010 were deemed to be temporary.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS

Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010

	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$37,888	$117,695	$155,583	$33,267	$131,936	$165,203
Real estate:
Residential	108,833	100,216	209,049	118,229	110,204	228,433
Commercial	178,063	218,513	396,576	210,875	227,497	438,372
Construction and land development	4,084	25,240	29,324	7,136	26,757	33,893
Consumer and other	1,421	10,119	11,540	4,632	8,994	13,626

	$330,289	$471,783	$802,072	$374,139	$505,388	$879,527

Add (deduct):
Unearned income and net deferred loan (fees) costs			39			(138)
Allowance for loan losses			(13,273)			(13,050)

			$788,838			$866,339

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development and consumer and other. Most of the Company’s business activity is with customers located in Palm Beach, Broward and Miami-Dade counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

Residential real estate loans are a mixture of fixed rate and adjustable rate residential mortgage loans. As a policy, the Company holds adjustable rate loans and sells fixed rate loans into the secondary market. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments. Residential real estate loans are secured by real property.

Commercial loans consist of small to medium sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets although such loans may be uncollateralized but guaranteed.

Commercial real estate loans include loans secured by office buildings, warehouses, retail stores and other property located in or near our markets. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Construction loans include residential and commercial real estate loans from the construction of real property. The terms of these loans are generally short-term with permanent financing upon completion. Land development loans include both residential and commercial properties.

Consumer and other loans include second mortgage loans, home equity loans secured by junior liens on residential real estate and home improvement loans. These loans are originated based primarily on credit scores and loan-to-value ratios.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, April 1, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032
Provisions for loan losses	234	(342)	569	989	—	1,450
Loans charged off	(705)	(575)	(301)	(666)	—	(2,247)
Recoveries	7	9	22	—	—	38

Ending Balance	$2,948	$3,180	$4,496	$2,610	$39	$13,273

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(38)	861	1,160	1,348	19	3,350
Loans charged off	(903)	(716)	(841)	(666)	(132)	(3,258)
Recoveries	57	9	32	33	—	131

Ending Balance	$2,948	$3,180	$4,496	$2,610	$39	$13,273

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Beginning balance	$13,512	$13,282
Provision for loan losses	1,500	2,750
Loans charged-off	(2,272)	(3,293)
Recoveries	126	127

Ending balance	$12,866	$12,866

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

          Allowance for Loan Losses Allocation

As of June 30, 2011:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$243	$1,506	$1,965	$899	$—	$4,613
Purchase credit impaired loans	—	375	77	—	—	452

Total specific reserves	243	1,881	2,042	899	—	5,065
General reserves	2,705	1,299	2,454	1,711	39	8,208

Total	$2,948	$3,180	$4,496	$2,610	$39	$13,273

Loans individually evaluated for impairment	$2,378	$13,689	$25,452	$7,387	$—	$48,906
Purchase credit impaired loans	7,426	23,266	42,382	1,219	—	74,293
Loans collectively evaluated for impairment	145,779	172,094	328,742	20,718	11,540	678,873

	$155,583	$209,049	$396,576	$29,324	$11,540	$802,072

As of December 31, 2010:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,624	31,386	50,833	3,568	—	88,411
Loans collectively evaluated for impairment	162,145	186,435	371,819	23,815	13,337	757,551

	$165,203	$228,433	$438,372	$33,893	$13,626	$879,527

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential Real Estate:
First mortgages	$7,518	$7,518	$1,397	$5,548	$5,548
HELOCs and equity	484	484	484	139	139

Commercial:
Secured – non-real estate	442	442	243	654	654
Secured – real estate	—	—	—	1,282	1,282
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	8,836	8,836	1,317	1,523	1,523
Non-owner occupied	5,549	5,549	725	8,273	8,273
Multi-family	—	—	—	1,271	1,271

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	2,813	1,229	542	3,525	3,525
Unimproved land	2,515	2,515	357	118	118

Consumer and other	—	—	—	—	—

Total June 30, 2011	$28,157	$26,573	$5,065	$22,333	$22,333

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

As of December 31, 2010	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential Real Estate:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total December 31, 2010	$28,785	$27,202	$4,772	$6,792	$6,363

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Average of impaired loans and related interest income for three and six months ended June 30, 2011 were as follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis

Residential Real Estate

First mortgages	$13,107	$3	$3	$13,298	$7	$7
HELOC and equity	727	—	—	727	—	—

Commercial
Secured non real estate	2,065	8	8	3,374	17	17
Secured real estate	1,455	16	16	1,531	34	34
Unsecured	—	—	—	—	—	—

Commercial Real Estate
Owner occupied	10,282	111	77	10,272	207	207
Non-owner occupied	11,596	101	127	11,631	212	212
Multifamily	1,482	—	—	1,514	—	—

Construction and Land Development
Construction	—	—	—	—	—	—
Improved Land	4,954	41	37	5,157	84	83
Unimproved Land	2,633	27	27	2,673	56	47

Consumer and Other	—	—	—	—	—	—

Total	$48,301	$307	$295	$50,177	$617	$607

Average recorded investment of impaired loans and related interest income and cash-basis interest income recognized for the three and six months ended June 30, 2010 were as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Average recorded investment	$35,792	$36,269
Interest income recognized during impairment	111	212
Cash-basis interest income recognized	98	210

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2011 had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate. All of the loans were modified due to financial stress of the borrower. The following is a summary of our performing troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively, all of which were performing in accordance with the restructured terms.

	June 30, 2011	December 31, 2010

Residential real estate	$429	$2,649
Commercial real estate	16,627	6,996
Construction and land development	6,664	4,750
Commercial	1,908	277

Total	$25,628	$14,672

Excluded from above, the Company currently has one residential real estate loan for $2,200 that is a troubled debt restructuring that is included in non-accrual loans at June 30, 2011. There were no loans, classified as troubled debt restructured, which were non-accrual at December 31, 2010. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A minimum of six payments of both principal and interest are required before we will put a loan back on accrual that was previously on non-accrual. The average yield on the loans classified as troubled debt restructurings was 4.57% and 4.80% as of June 30, 2011 and December 31, 2010, respectively. Troubled debt restructuring loans are considered impaired.

During the six months ended June 30, 2011, the Company had no loans in which we lowered the interest rate prior to maturity to competitively retain the loan.

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

During the quarters ended June 30, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $552 and $201, respectively. During the six months ended June 30, 2011 and 2010, interest income not recognized on non-accrual loans was approximately $1,100 and $318, respectively.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The following tables summarize past due and non accrual loans by the number of days past due as of June 30, 2011 and December 31, 2010, respectively:

As of June 30, 2011	Accruing 30 – 59		Accruing 60-89		Accruing and 90 days and over past due		Non-Accrual and 90 days and over past due		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential Real Estate:
First mortgages	—	$—	1	$115	—	$—	70	$12,650	71	$12,765
HELOCs and equity	2	49	—	—	—	—	2	610	4	659

Commercial:
Secured – non-real estate	4	820	—	—	—	—	6	470	10	1,290
Secured – real estate	—	—	—	—	—	—	—	—	—	—
Unsecured	—	—	—	—	1	—	—	—	1	—

Commercial Real Estate:
Owner occupied	2	4,687	1	571	1	230	8	2,395	12	7,883
Non-owner occupied	—	—	1	1,360	—	—	7	5,159	8	6,519
Multi-family	1	443	—	—	—	—	1	1,271	2	1,714

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—	—	—
Improved land	2	779	—	—	—	—	2	607	4	1,386
Unimproved land	2	2,834	—	—	—	—	1	116	3	2,950

Consumer and other	—	—	—	—	—	—	—	—	—	—

Total June 30, 2011	13	$9,612	3	$2,046	2	$230	97	$23,278	115	$35,166

Nonaccrual loans represent loans which are 90 days or greater past due and loans for which management believe collection of amounts contractually due are uncertain of collection.

Included in the table above as of June 30, 2011 are loans in the accruing 30-59 category with a carrying value of $1,200, loans in the accruing 60-89 category with a carrying value of $1,500, and loans in the nonaccrual and accruing and 90 day and over category with a carrying value of $6,900, which are subject to the FDIC loss share agreements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

As of December 31, 2010	Accruing 30 – 59		Accruing 60-89		Accruing and 90 days and over past due		Nonaccrual and 90 days and over past due		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential Real Estate:
First mortgages	11	$2,280	1	$116	—	$—	7	$6,325	19	$8,721
HELOCs and equity	1	136	—	—	—	—	4	1,638	5	1,774

Commercial:
Secured – non-real estate	6	1,095	2	185	—	—	5	264	13	1,544
Secured – real estate	—	—	—	—	—	—	1	50	1	50
Unsecured	—	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	4,692	—	—	—	—	7	4,800	9	9,492
Non-owner occupied	4	1,029	3	2,635	—	—	3	3,764	10	7,428
Multi-family	—	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	—	2	631	2	631
Unimproved land	—	—	—	—	—	—	1	1,128	1	1,128

Consumer and other	—	—	—	—	—	—	1	289	1	289

Total December 31, 2010	24	$9,232	6	$2,936	—	$—	31	$18,889	61	$31,057

Included in the table above as of December 31, 2010 in the accruing 30-59 category are loans with a carrying value of $3,200, accruing 60 - 89 category are loans with a carrying value of $475, and in the non-accrual and 90 day and over category are loans with a carrying value of $519, which are subject to the FDIC loss share agreements.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment. All other loans greater than $1,000, Commercial and Personal lines of credit greater than $100, and unsecured loans greater than $100 are specifically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well if a loan becomes past due, the Company will evaluate the loan grade.

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

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

NOTE 4 - LOANS (continued)

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

	Total	Pass	Special Mention	Substandard	Doubtful

June 30, 2011
Residential Real Estate:
First mortgages	$153,099	$131,163	$8,742	$13,194	$—
HELOCs and equity	55,950	46,561	5,254	4,135	—

Commercial:
Secured – non-real estate	89,434	77,208	9,948	2,278	—
Secured – real estate	52,269	49,931	1,382	956	—
Unsecured	13,880	13,431	—	449	—

Commercial Real Estate:
Owner occupied	158,259	128,842	17,718	11,699	—
Non-owner occupied	207,208	159,412	33,576	14,220	—
Multi-family	31,109	27,366	2,421	1,322	—

Construction and Land Development:
Construction	922	922	—	—	—
Improved land	14,396	7,830	1,813	4,753	—
Unimproved land	14,006	11,148	224	2,634	—

Consumer and other	11,540	11,523	17	—	—

Total June 30, 2011	$802,072	$665,337	$81,095	$55,640	$—

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

	Total	Pass	Special Mention	Substandard	Doubtful

December 31, 2010
Residential Real Estate:
First mortgages	$172,974	$156,811	$7,066	$9,097	$—
HELOCs and equity	55,459	51,360	1,764	2,335	—

Commercial:
Secured – non-real estate	105,319	98,032	4,617	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,653	137,964	6,720	12,969	—
Non-owner occupied	241,772	196,275	28,440	17,057	—
Multi-family	38,946	36,869	2,077	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	22,207	15,741	1,084	5,382	—
Unimproved land	11,687	7,830	214	3,643	—

Consumer and other	13,626	13,298	39	289	—

Total December 31, 2010	$879,527	$773,562	$52,021	$53,944	$—

As part of the acquisition of TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at June 30, 2011 was approximately $83,800, net of a discount of $34,200. During the three and six months ended June 30, 2011, approximately $2,900 and $4,400, respectively, was accreted into income on these loans. The remaining accretable discount was $11,600 at June 30, 2011. In addition, $81,500 of the $83,800 is covered by the FDIC loss share agreements.

At June 30, 2011, $9,100 of these loans were included in nonperforming loans, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $132 and $232 during the three and six months ended June 30, 2011, respectively, and $0 and $0 during the three and six months ended June 30, 2010, respectively, for these loans. At June 30, 2011 and December 31, 2010, loans subject to Loss Share Agreements classified as substandard were $7,200 and $609, respectively. Loans classified as special mention and subject to Loss Share Agreements were $42,200 and $29,500 at June 30, 2011 and December 31, 2010, respectively.

NOTE 5 – COMMON STOCK OFFERING

Bancorp completed the issuance of 5,000,000 common shares during the quarter ended March 31, 2011. In April 2011, the underwriter exercised their full over allotment option and 750,000 common shares were issued at $6.50 for additional proceeds of $4,500, net of offering costs of $344.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$175,746	$175,746	$119,752	$119,752
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	135,801	135,801	102,289	102,289
Loans, net, including loans held for sale	788,932	785,315	871,139	869,755
Nonmarketable equity securities	14,305	14,305	18,543	18,543
Bank owned life insurance	4,800	4,800	4,727	4,727
FDIC loss share receivable	57,493	57,493	71,537	71,537
Accrued interest receivable	3,086	3,086	2,318	2,318

Financial liabilities
Deposits	1,020,171	1,019,060	1,064,687	1,064,878
Federal funds purchased and repurchase agreements	12,218	12,212	12,886	12,881
Federal Home Loan Bank advances	5,000	5,000	5,000	5,000
Other borrowings	4,500	4,500	4,750	4,752
Accrued interest payable	576	576	782	782

The methods and assumptions used to estimate fair value are described as follows:

•

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in other financial institutions, accrued interest receivable and payable, demand deposits, federal funds purchased and repurchase agreements, and deposits that reprice frequently and fully.

•

Fair value of loans is based on discounted future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the allowance for loan losses.

•	For deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.

•

The fair value of Federal Home Loan Bank advances and other borrowings is based on current rates for similar financing. It was not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

•

The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. These amounts were not material at June 30, 2011 and December 31, 2010.

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level II: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level I inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level II inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals less estimated costs of sale. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level III classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, are summarized below.

	Fair value measurements at June 30, 2011 using

	June 30, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)

Securities available for sale:
U.S. agency residential	$2,032	$—	$2,032	$—
Residential collateralized mortgage obligation	12,649	—	12,649	—
Residential mortgage-backed	121,120	—	121,120	—

	$135,801	$—	$135,801	$—

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)

Securities available for sale:
U.S. agency residential	$4,038	$—	$4,038	$—
Residential collateralized mortgage obligations	14,695	—	14,695	—
Residential mortgage-backed	83,556	—	83,556	—

	$102,289	$—	$102,289	$—

There were no recurring liabilities measured at fair value at June 30, 2011 and December 31, 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at June 30, 2011 using

	June 30, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)

Assets:
Impaired loans
Residential real estate	$6,121	$—	$—	$6,121
Commercial	199	—	—	199
Commercial real estate	12,343	—	—	12,343
Construction and land development	2,845	—	—	2,845
Consumer and other	—	—	—	—

	$21,508	$—	$—	$21,508

Other real estate owned:
Commercial real estate	$8,350	$—	$—	$8,350
Residential real estate	1,834	—	—	1,834

	$10,184	$—	$—	$10,184

At June 30, 2011, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $26,600, with a valuation allowance of $5,100 resulting in an additional provision for loan losses of $293 for the period.

Other real estate owned had a carrying amount of $10,200, with no valuation allowance for the period.

	Fair value measurements at December 31, 2010 using

	December 31, 2010	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)

Assets:
Impaired loans
Residential	$6,665	$—	$—	$6,665
Commercial	101	—	—	101
Commercial real estate	10,924	—	—	10,924
Construction and land development	4,559	—	—	4,559
Consumer and other	181	—	—	181

	$22,430	$—	$—	$22,430

Other real estate owned:
Commercial real estate	$6,166	$—	—	6,166
Residential real estate	1,340	—	—	1,340

	$7,506	$—	$—	$7,506

At December 31, 2010, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $27,200, with a valuation allowance of $4,700 resulting in an additional provision for loan losses of $3,200 for the period.

Other real estate owned had a carrying amount of $7,500 with no valuation allowance for the period.

There have been no transfers between fair value levels for 2011 and 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock.

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Net income	$1,064	$207	$1,419	$553

Basic EPS:
Weighted average shares of common stock outstanding	30,466,944	24,781,660	27,901,526	24,781,660

Basic EPS	$0.03	$0.01	$0.05	$0.02

Diluted EPS:
Weighted average shares of common stock outstanding	30,466,944	24,781,660	27,901,526	24,781,660
Effect of dilutive shares:
Stock options	40	238,575	24,307	188,820
Restricted stock	7,257	—	7,257	—

Total dilutive shares	30,474,241	25,020,235	27,933,090	24,970,480

Diluted EPS	$0.03	$0.01	$0.05	$0.02

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company issues loan commitments, lines of credit and letters of credit to meet our customers financing needs. Commitments to make loans are generally for periods of 60 days or less and may expire without being used. Off balance sheet risk to credit loss may exist up to the face amount of these instruments. The Company uses the same credit policies to make such commitments as are used to originate loans which include obtaining collateral at the time of exercise of the commitment. Commitments to make loans were $71,800 at June 30, 2011. Standby letters of credit outstanding and the unused portion of lines of credit were $5,500 and $75,200, respectively, at June 30, 2011.

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

1st United received a $38 million net discount on the TBOM assets acquired. The acquisition was accounted for under the purchase method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $33.5 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Share Agreements are subject to certain servicing procedures as specified in the agreements.

1st United did not acquire the real property, furniture or equipment of TBOM as part of the Bank of Miami Agreement. 1st United also had until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities were leased and one was owned. Two of the locations were approximately one mile from existing 1st United facilities and one location had less than $3 million in deposits. Management determined that none of these TBOM branches would be retained and requested the FDIC to repudiate the leases effective May 31, 2011. These deposits will be serviced from existing 1st United banking centers.

On December 11, 2009, we announced that 1st United had entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included $238 million in loans based on Republic’s carrying value and $64.2 million in cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss share agreements (the “Republic Loss Share Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the Republic Loss Share Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Share Agreements also covers third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Share Agreements.

1st United recorded a $34.2 million net discount on the Republic assets acquired. The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations.” The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.8 million as of December 11, 2009, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Republic Loss Share Agreements are subject to certain servicing procedures as specified in the agreements.

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

As a result of the acquisitions of Republic and TBOM, we have 15 banking centers. The TBOM Loss Share Agreements and Republic Loss Share Agreements are collectively referred to as the “Loss Share Agreements”.

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

Financial Overview

•

Net income for the quarter ended June 30, 2011 was $1.1 million compared to net income of $207,000 for the quarter ended June 30, 2010. Net income for the six month period ended June 30, 2011 was $1.4 million compared to net income of $553,000 for the six months ended June 30, 2010.

•

Net interest margin increased to 5.35% for the quarter ended June 30, 2011, compared to 4.13% for the quarter ended June 30, 2010. Net interest margin increased to 5.13% for the six months ended June 30, 2011, compared to 4.20% for the six months ended June 30, 2010.

•

During the three and six months ended June 30, 2011, we incurred approximately $955,000 and $2.5 million, respectively, in personnel and facilities costs that related to the integration of TBOM which were eliminated by June 30, 2011.

•

Non-performing assets at June 30, 2011 represented 2.67% of total assets compared to 2.08% at December 31, 2010. Non-performing assets not covered by the Loss Share Agreement represented 1.49% of total assets at June 30, 2011 compared to 1.65% at December 31, 2010.

•

The changes in operating results for the three and six month periods ended June 30, 2011 when compared to the same periods ended June 30, 2010 were substantially a result of the Republic and TBOM acquisitions.

OPERATING RESULTS

For the quarter ended June 30, 2011, we reported a net income of $1.1 million compared to net income of $207,000 for the quarter ended June 30, 2010.

For the six month period ended June 30, 2011, we reported a net income of $1.4 million compared to net income of $553,000 for the six month period ended June 30, 2010. We have summarized the material variances between periods below.

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

Net interest earnings for the three-month periods ended June 30, 2011 and 2010 are reflected in the following table:

	June 30, 2011			June 30, 2010

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans	$804,809	$15,055	7.50%	$680,211	$10,429	6.15%
Investment securities	123,637	1,056	3.42%	96,494	910	3.77%
Federal funds sold and securities purchased under resale agreements	174,579	191	0.44%	148,930	144	0.39%

Total interest-earning assets	1,103,025	16,302	5.93%	925,635	11,483	4.98%

Non interest-earning assets	183,657			137,406
Allowance for loan losses	(14,082)			(13,753)

Total assets	$1,272,600			$1,049,288

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$123,432	54	0.18%	$108,005	$48	0.18%
Money market accounts	265,214	565	0.85%	170,935	421	0.99%
Savings accounts	40,595	54	0.53%	37,825	55	0.58%
Certificates of deposit	289,977	822	1.14%	302,595	1,313	1.74%
Fed funds purchased and repurchase agreements	11,843	3	0.10%	13,761	5	0.15%
Federal Home Loan Bank advances and other borrowings	9,603	90	0.30%	10,008	118	4.73%

Total interest-bearing liabilities	740,664	1,588	0.86%	643,129	1,960	1.22%

Non-interest bearing liabilities
Demand deposit accounts	316,933			225,350
Other liabilities	5,024			7,206

Total non interest-bearing liabilities	321,957			232,556
Shareholders’ equity	209,979			173,603

Total liabilities and shareholders’ equity	$1,272,600			$1,049,288

Net interest spread		$14,714	5.07%		$9,523	3.75%

Net interest on average earning assets - Margin			5.35%			4.13%

Our net interest income for the three months ended June 30, 2011 was positively impacted by the increase in average earning assets of $177.4 million as compared to the three months ended June 30, 2010 primarily the result of loans and investments acquired in the TBOM transaction. Earnings for the current quarter were also positively impacted by the accretion of discount related to loans acquired in the TBOM and Republic acquisitions of approximately $4.2 million for the three months ended June 30, 2011 as compared to $1.3 million for the same period in 2010. Included in the $4.2 million of accretion of discount was approximately $2.1 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. A corresponding charge of approximately $1.7 million was recorded as an adjustment to FDIC loss share receivable in total non-interest income related to these assets.

Net interest income was $14.7 million for the three months ended June 30, 2011, as compared to $9.5 million for the three months ended June 30, 2010, an increase of $5.2 million or 54.51%. The increase resulted primarily from an increase in average earning assets of $177.4 million or 19.16% primarily due to the TBOM acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 122 basis points from 4.13% during the three months ended June 30, 2010 to 5.35% during the three months ended June 30, 2011, mainly the result of an increase in the accretion of loan discount of $4.2 million during the quarter on acquired loans which added approximately 153 basis points to the June 30, 2011 net interest margin. This compares to accretion of loan discount of $1.3 million during the quarter ended June 30, 2010, which added approximately 56 basis points to the June 30, 2010 margin. In addition, for the three months ended June 30, 2011, average loans represented 63.24% of total average assets and 76.80% of total average deposits and customer repurchase agreements compared to average loans of 64.83% of total average assets and average loans of 79.24% of total average deposits and customer repurchase agreements. Also, our cost of funds was approximately 31 basis points lower for the quarter ended June 30, 2011, as compared to 2010, primarily as a result of lower rates in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended June 30, 2011 and 2010:

	June 30, 2011 and 2010

(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Assets
Interest-earning assets
Loans	$4,626	$2,101	$2,525
Investment securities	146	238	(92)
Federal funds sold and securities purchased under resale agreements	47	27	20

Total interest-earning assets	$4,819	$2,366	$2,453

Liabilities
Interest-bearing liabilities
NOW accounts	$6	$7	$(1)
Money market accounts	144	207	(63)
Savings accounts	(1)	4	(5)
Certificates of deposit	(491)	(53)	(438)
Fed funds purchased and repurchase agreements	(2)	(1)	(1)
Other borrowings	(28)	(5)	(23)

Total interest-bearing liabilities	(372)	159	(531)

Net interest spread	$5,191	$2,207	$2,984

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $1.4 million, or 135.94%, to ($368,000) for the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010. The change was principally due to expense associated with the disposition of assets acquired at amounts above the discounted carrying values.

Service charges and fees on deposits increased from the quarter ended June 30, 2010 by approximately $152,000 to $908,000 for the quarter ended June 30, 2011 primarily as a result of an increase in average deposits during 2011 of $191.4 million due to the TBOM acquisition.

The adjustment to FDIC indemnification asset during the quarter ended June 30, 2011 represented a $1.7 million expense due to the disposition of assets acquired in FDIC assisted acquisition transactions at amounts above the discounted carrying value of the asset resulting in a lower actual loss on the asset than originally estimated. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The accretion of income for the quarter ended June 30, 2011 was $166,000.

During the quarter ended June 30, 2011, we had no sales of securities as compared to a loss of $4,000 for the quarter ended June 30, 2010.

During the quarter ended June 30, 2011, the Bank sold $1.6 million in OREO properties with a carrying value of $1.6 million and recorded no gains or losses on the dispositions.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $2.5 million, or 28.34%, from $8.7 million for the second quarter of 2010 to $11.2 million for the current quarter.

The following summarizes the changes in non-interest expense accounts for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three months ended

(Dollars in thousands)	June 30, 2011	June 30, 2010	Difference

Salaries and employee benefits	$5,120	$3,993	$1,127
Occupancy and equipment	2,053	1,536	517
Data processing	904	687	217
Telephone	207	176	31
Stationery and supplies	113	98	15
Amortization of intangibles	122	106	16
Professional fees	609	360	249
Advertising	66	44	22
Merger reorganization expenses	300	270	30
FDIC assessment	418	454	(36)
Other	1,246	970	276

Total non-interest expense	$11,158	$8,694	$2,464

Salary and employee benefits increased by approximately $1.1 million to $5.1 million for the quarter ended June 30, 2011 as compared to $4.0 million for the quarter ended June 30, 2010 primarily as a result of the acquisition of the TBOM operation. Included in this amount is approximately $398,000 of personnel related costs which were eliminated by May 31, 2011 due to the integration of TBOM. Full-time equivalent employees at the end of June 30, 2011 were 248 compared to 208 at June 30, 2010.

Occupancy and equipment increased by approximately $517,000 to $2.1 million for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 of $1.5 million primarily as a result of the acquisition of the TBOM operation, including four banking centers at the end of 2010. Approximately $237,000 of this increase was eliminated effective June 1, 2011 as a result of the integration of the TBOM operation.

Data processing expenses increased by $217,000 to $904,000 for the quarter ended June 30, 2011, primarily as a result of the TBOM acquisition.

Professional fees increased by $249,000 to $609,000 for the quarter ended June 30, 2011 primarily a result of carrying and resolution of costs related to the increase in non-performing assets during this quarter as compared to the same period in 2010.

Merger reorganization expense of $300,000 for the quarter ended June 30, 2011 represents the accrual of stay bonuses for employees whose positions were eliminated by May 31, 2011 from the TBOM acquisition as compared to the $270,000 of similar expenses for the quarter ended June 30, 2010 related to the Republic acquisition.

Increases in other expenses were primarily due to the TBOM acquisition.

We recorded $1.45 million in provision for loan losses for the three months ended June 30, 2011, compared to $1.5 million for the three months ended June 30, 2010. The $1.45 million provision for loan losses for the three months ended June 30, 2011 was primarily the result of charge offs during the quarter, changes within classified assets during the quarter and the continuing deterioration of values on the underlying collateral on impaired loans.

We recorded income tax expense of $674,000 for the three months ended June 30, 2011, compared to $146,000 of income tax expense for the three months ended June 30, 2010. The increase is due to higher pretax income for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Analysis for Six Month Periods ended June 30, 2011 and 2010

Net Interest Income – Six Month Periods ended June 30, 2011 and 2010

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

Net interest earnings for the six month periods ended June 30, 2011 and 2010 are reflected in the following table:

	June 30, 2011			June 30, 2010

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest earning assets
Loans	$823,058	$28,773	7.05%	$673,949	$20,971	6.27%
Investment securities	111,482	1,842	3.30%	91,839	1,744	3.80%

Federal funds sold and securities purchased under resale agreements and other	154,090	368	0.48%	145,923	277	0.38%

Total interest earning assets	1,088,630	30,983	5.74%	911,711	22,992	5.09%

Non interest earning assets	184,888			138,865
Allowance for loan losses	(13,742)			(13,548)

Total assets	$1,259,776			$1,037,028

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$123,074	$112	0.18%	$107,053	$98	0.18%
Money market accounts	245,346	1,100	0.90%	161,978	800	1.00%
Savings accounts	40,525	109	0.54%	36,893	123	0.67%
Certificates of deposit	308,191	1,805	1.18%	307,946	2,728	1.79%
Customer Repurchase Agreements	13,146	9	0.14%	15,350	12	0.16%
Other borrowings	9,664	177	3.69%	10,023	253	5.09%

Total interest bearing liabilities	739,946	3,312	0.90%	639,243	4,014	1.27%

Non interest bearing liabilities
Demand deposit accounts	319,208			217,578
Other liabilities	6,708			7,151

Total non interest bearing liabilities	325,916			224,729

Shareholders’ equity	193,914			173,056

Total liabilities and shareholders’ equity	$1,259,776			$1,037,028

Net interest spread		$27,671	4.84%		$18,978	3.82%

Net interest on average earning assets - Margin			5.13%			4.20%

Our net interest income for the six months ended June 30, 2011 was positively impacted by the increase in average earning assets of $176.9 million as compared to 2010 due primarily as a result of the loans and investments acquired in the TBOM transaction. Average loans increased by $149.1 million, or 22.12%, from $673.9 million at June 30, 2010 to $823.1 million at June 30, 2011. At June 30, 2011, average loans represented 65.33% of total average assets and 78.42% of total average deposits and customer repurchase agreements compared to 64.99% of total average assets and 79.59% of total average deposits and customer repurchase agreements at June 30, 2010.

Net interest income was $27.7 million for the six months ended June 30, 2011, as compared to $19.0 million for the six months ended June 30, 2010, an increase of $8.7 million or 45.81%. The increase resulted primarily from an increase in average earning assets of $176.9 million or 19.41% primarily due to the TBOM acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 93 basis points from 4.20% during the six months ended June 30, 2010 to 5.13% during the six months ended June 30, 2011, mainly the result of the accretion of loan discounts of $6.8 million during the six month period on acquired loans which added approximately 125 basis points to the June 30, 2011 margin of 5.13%. Inclusive within this amount is $2.6 million of interest related discounts realized on acquired loans which were resolved during the six months ended June 30, 2011. A corresponding charge of $2.1 million was recorded as an adjustment to FDIC loss share receivable in total non-interest income allocated to these assets. Net interest income was also impacted by the increase in average loans as a percent of earning assets of 75.60% for the six month period ended June 30, 2011 compared to 73.9% for the period ended June 30, 2010.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six-month periods ended June 30, 2011 and 2010:

	June 30, 2011 and 2010

(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes

Earning Assets
Loans	$7,802	$5,007	$2,795
Investment securities	98	343	(245)
Interest earning assets
Federal funds sold and securities purchased under resale agreements and other	92	16	76

Total interest earning assets	$7,992	$5,366	$2,626

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$14	$15	$(1)
Money market accounts	300	380	(80)
Savings accounts	(14)	11	(25)
Certificates of deposit	(923)	2	(925)
Customer Repos	(3)	(2)	(1)
Other borrowings	(76)	(9)	(67)

Total interest bearing liabilities	$(702)	$397	$(1,099)

Net interest spread	$8,694	$4,969	$3,725

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Six Month Periods Ended June 30, 2011 and June 30, 2010

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $1.6 million, or 81.30%, when comparing the first six months of 2011 to the same period last year due to expense associated with the disposition of assets acquired at amounts above the discounted carrying values.

Service charges and fees on deposit accounts increased due to an increase in average deposits of $204.9 million when comparing the six months ending June 30, 2011 to the six months ending June 30, 2010. This increase was primarily a result of the TBOM acquisition.

The increase in service charges and fees on deposit accounts was partially offset by an increase in losses on sales of OREO of $225,000 as compared to $86,000 for the six months ended June 30, 2011 and 2010, respectively. The Company also adjusted its FDIC loss share receivable during the six months ended June 30, 2011 by $2.1 million. This expense was the result of the disposition of acquired loans at amounts above the discounted carrying value of the loan resulting in a lower actual loss on the asset than originally estimated. During the six months ended June 30, 2010, we sold $3.5 million in securities resulting in a net loss of $14,000.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $5.1 million, or 29.65%, from $17.2 million for the first two quarters of 2010 to $22.3 million for the same period in 2011.

The following summarizes the changes in non-interest expense accounts for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six months ended
	June 30, 2011	June 30, 2010	Difference

Salaries and employee benefits	$10,362	$8,073	$2,289
Occupancy and equipment	4,105	3,232	873
Data processing	1,816	1,275	541
Telephone	438	359	79
Stationery and supplies	201	169	32
Amortization of Intangibles	251	220	31
Professional fees	1,123	743	380
Advertising	100	79	21
Merger reorganization expenses	750	630	120
FDIC Assessment	874	793	81
Other	2,327	1,664	663

Total non-interest expense	$22,347	$17,237	$5,110

Salaries and employee benefits increased by approximately $2.3 million to $10.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 of $8.1 million primarily as a result of the acquisition of the TBOM operation. Included in this amount is approximately $1.1 million of personnel related costs that were eliminated by June 30, 2011 due to the integration of TBOM. Full-time equivalent employees at the end of June 30, 2011 were 248 compared to 208 at June 30, 2010.

Occupancy and equipment increased by approximately $873,000 to $4.1 million for the six month period ended June 30, 2011 as compared to the period ended June 30, 2010 of $3.2 million. Included in the $4.1 million of occupancy and equipment expense for the six months ended June 30, 2011 is approximately $620,000 of semi-annual expense related to space acquired from the TBOM transaction which was eliminated effective June 1, 2011.

Data processing increased $541,000 to $1.8 million for the six months ended June 30, 2011 as compared to the period ended June 30, 2010. The change is due to an increase in the number of items processed as a result of the TBOM acquisition.

Merger reorganization expense of $750,000 represents the accrual of stay bonuses during the six months ended June 30, 2011 for employees whose positions have been eliminated by June 30, 2011. The $630,000 for the six months ended June 30, 2010 relates to stay bonuses for Republic employees whose positions were eliminated by June 30, 2010. No additional expense for these employees is expected after June 30, 2011.

We recorded a $3.4 million loan loss provision for the six months ended June 30, 2011, compared to $2.8 million for the six months ended June 30, 2010. The $3.4 million provision for the six months ended June 30, 2011 was primarily the result of charge offs during the period, changes within classified assets and the continuing deterioration of real estate values on the underlying collateral on impaired loans.

We recorded $915,000 income tax expense for the six months ended June 30, 2011, compared to tax expense of $363,000 for the same period in 2010. The increase is due to an increase in pretax income period over period.

FINANCIAL CONDITION

At June 30, 2011, our total assets were $1.26 billion and our net loans were $788.8 million or 62.59% of total assets. At December 31, 2010, our total assets were $1.27 billion and our net loans were $866.3 million or 68.34% of total assets. Net loans decreased by approximately $77.5 million to $788.8 million at June 30, 2011 due primarily to a number of significant pay-offs during the year and resolutions on acquired loans partially offset by new loan production.

At June 30, 2011, the allowance for loan losses was $13.3 million or 1.68% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.52% of total loans.

At June 30, 2011, our total deposits were $1.020 billion, a decrease of $44.5 million or 4.18% over December 31, 2010 of $1.065 billion. Non-interest bearing deposits represented 30.16% of total deposits at June 30, 2011 compared to 26.42% at December 31, 2010. The decrease in total deposits was primarily a result of the run off of some acquired deposits associated with the TBOM acquisition.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2011 and December 31, 2010, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 86% and 84%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, and locations.

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

Commercial loans, unlike residential real estate loans (which generally are made on the basis of the borrower’s ability to repay from employment and other income and which are collateralized by real property with values tending to be more readily ascertainable), are non-real estate secured commercial loans typically underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by a variety of business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans are generally repaid from operational earnings, the collection of rent, or conversion of assets. Commercial loans can also entail certain additional risks when they involve larger loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

The following charts illustrate the composition of loans in our loan portfolio as of June 30, 2011 and December 31, 2010.

Loan Portfolio as of June 30, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets

Loan Types
Residential Real Estate:
First mortgages	550	$153,099	19.09%	12.15%
HELOCs and equity	255	55,950	6.98%	4.44%

Commercial:
Secured – non-real estate	385	89,434	11.15%	7.10%
Secured – real estate	139	52,269	6.52%	4.15%
Unsecured	38	13,880	1.73%	1.10%

Commercial Real Estate:
Owner occupied	159	158,259	19.73%	12.56%
Non-owner occupied	202	207,208	25.83%	16.44%
Multi-family	63	31,109	3.88%	2.47%

Construction and Land Development:
Construction	1	922	0.11%	0.07%
Improved land	23	14,396	1.79%	1.14%
Unimproved land	15	14,006	1.75%	1.11%

Consumer and other	186	11,540	1.44%	0.92%

Total June 30, 2011	2,016	$802,072	100.00%	63.65%

Loan Portfolio as of December 31, 2010

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets

Loan Types
Residential Real Estate:
First mortgages	575	172,974	19.67%	13.64%
HELOCs and equity	284	55,459	6.31%	4.37%

Commercial:
Secured – non-real estate	478	105,319	11.97%	8.31%
Secured – real estate	54	37,012	4.21%	2.92%
Unsecured	99	22,872	2.60%	1.80%

Commercial Real Estate:
Owner occupied	181	157,653	17.92%	12.44%
Non-owner occupied	204	241,772	27.49%	19.07%
Multi-family	62	38,946	4.43%	3.07%

Construction and Land Development:
Construction	—	—	0.00%	0.00%
Improved land	36	22,207	2.52%	1.75%
Unimproved land	9	11,687	1.33%	0.92%

Consumer and other	200	13,626	1.55%	1.07%

Total December 31, 2010	2,182	$879,527	100.00%	69.36%

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010

(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans

Construction
Residential	$922	0.11%	$—	0.00%
Residential spec	—	—%	—	0.00%
Commercial	—	—%	—	0.00%
Commercial spec	—	—%	—	0.00%
Land Development
Residential	1,925	0.24%	2,384	0.27%
Residential spec	12,588	1.57%	12,997	1.48%
Commercial	1,942	0.24%	7,600	0.86%
Commercial spec	11,947	1.49%	10,912	1.24%

Total	$29,324	3.65%	$33,893	3.85%

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

We have identified certain assets as non-performing and troubled debt restructuring assets. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. All troubled debt restructurings, non-accruing loans and loans accruing 90 days or more past due are considered impaired. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2011 had interest rate modifications ranging from 6 months to 2 years before reverting back to the original interest rate. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of June 30, 2011, and December 31, 2010, which are performing in accordance with their modification agreements.

(Dollars in thousands)	June 30, 2011	December 31, 2010

Residential Real Estate	$430	$2,649
Commercial Real Estate	16,627	6,996
Construction and Land	6,662	4,750
Commercial	1,909	277

Total	$25,628	$14,672

The average yield on loans classified as troubled debt restructurings was 4.57% and 4.8% at June 30, 2011 and December 31, 2010, respectively.

Excluded from above is one residential real estate loan which was a troubled debt restructuring for $2.2 million that is non-accrual at June 30 and included in non-accrual loans. There were no loans classified as troubled debt restructured which were non-accrual at December 31, 2010. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A minimum of six payments of both principal and interest are required before we will put a loan back on accrual that was previously on non-accrual. Troubled debt restructuring loans are considered impaired.

During the quarter ended June 30, 2011, we did not lower a loan’s interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2010, we had approximately $2.6 million in commercial real estate and $650,000 in residential loans which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the quarters ended June 30, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $529,000, and $201,000, respectively.

Our non-performing and troubled debt restructuring assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010

(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Non-Accrual Loans
Residential real estate	$8,055	$4,595	$12,650	$6,062	$263	$6,325
Home equity lines	610	—	610	1,638	—	1,638
Commercial real estate	6,697	2,128	8,825	8,381	183	8,564
Construction and land development	607	116	723	1,759	—	1,759
Commercial	426	44	470	241	73	314
Other	—	—	—	289	—	289

Total	$16,395	$6,883	$23,278	$18,370	$519	$18,889

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	230	—	230	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$230	$—	$230	$—	$—	$—

Total non-accruing loans	$16,395	$6,883	$23,278	$18,370	$519	$18,889
Accruing => 90 days past due	230	—	230	—	—	—
Foreclosed real estate	2,179	8,005	10,184	2,449	5,057	7,506

Total non-performing assets	18,804	14,888	33,692	20,819	5,576	26,395
Trouble debt restructured loans	25,628	—	25,628	14,672	—	14,672

Total non-performing assets	$44,433	$14,888	$59,320	$35,491	$5,576	$41,067

Ratios
Total non-accruing and accruing =>90
days past due to total loans	2.07%	0.86%	2.93%	2.09%	.06%	2.15%
Total non-performing assets to total assets	1.49%	1.18%	2.67%	1.65%	.44%	2.08%
Total non-performing assets and troubled debt restructured loans to total assets	3.53%	1.18%	4.71%	2.80%	.44%	3.24%

Since December 31, 2010, for non-performing assets not subject to Loss Share Agreements, we had approximately $2.7 million in non-accrual loans which were charged off, $4.4 million were paid off and approximately $5.1 million was added to non-accrual during the year.

Loans included in non-accrual loans not covered by Loss Share Agreements at June 30, 2011 follows:

Loans greater than $1 million:	Carrying Value	Specific Reserve	Net Carrying Value	Appraised Value	Appraisal Date

Residential property in Palm Beach County	$3,141	$409	$2,732	$3,000	9/1/10
Industrial condo in Broward County	2,216	214	2,002	2,265	11/18/10
Residential property in Broward County	2,210	363	1,847	2,000	9/7/10
Residential property in Broward County	1,754	—	1,754	3,800	3/4/11
Industrial warehouse in Palm Beach County	1,532	487	1,045	1,235	12/21/10

Subtotal	10,853	1,473	9,380

Loans under $1 million:	5,542	1,061	4,481

Total	$16,395	$2,534	$13,861

We have specific reserves (including those noted above) included in the allowance for loan losses of $4.6 million for probable incurred loan losses to non-accrual loans that are not covered by Loss Share Agreements. We continue to aggressively work to resolve each of these loans.

The following summarizes our past due loans at June 30, 2011 and at December 31, 2010:

As of June 30, 2011 (Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Residential Real Estate:
First mortgages	—	$—	1	$115	70	$12,650	71	$12,765
HELOCs and equity	2	49	—	—	2	610	4	659

Commercial:
Secured – non-real estate	4	820	—	—	6	470	10	1,290
Secured – real estate	—	—	—	—	—	—	—	—
Unsecured	—	—	—	—	1	—	1	—

Commercial Real Estate:
Owner occupied	2	4,687	1	571	9	2,625	12	7,883
Non-owner occupied	—	—	1	1,360	7	5,159	8	6,519
Multi-family	1	443	—	1,360	1	1,271	2	1,714

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	2	779	—	—	2	607	4	1,386
Unimproved land	2	2,834	—	—	1	116	3	2,950

Consumer and other	—	—	—	—	—	—	—	—

Total June 30, 2011	13	$9,612	3	$2,046	99	$23,508	115	$35,166

Included in the table above as of June 30, 2011 are loans in the accruing 30-59 category with a carrying value of $1.2 million, loans in the accruing 60-89 category with a carrying value of $1.5 million and loans in the non-accrual and 90 day and over category with a carrying value of $6.9 million, which are subject to the Loss Share Agreements.

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due and accruing		Total

	Number	Amount	Number	Amount	Number	Amount	Number	Amount

As of December 31, 2010
Residential Real Estate:
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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans and excludes these loans from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows, or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2011 and December 31, 2010.

June 30, 2011	Impaired Loans – With Allowance			Impaired Loans – With no Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential Real Estate:
First mortgages	$7,518	$7,518	$1,397	$5,548	$5,548
HELOCs and equity	484	484	484	139	139

Commercial:
Secured – non-real estate	442	442	243	654	654
Secured – real estate	—	—	—	1,282	1,282
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	8,836	8,836	1,317	1,523	1,523
Non-owner occupied	5,549	5,549	725	8,273	8,273
Multi-family	—	—	—	1,271	1,271

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	2,813	1,229	542	3,525	3,525
Unimproved land	2,515	2,515	357	118	118

Consumer and other	—	—	—	—	—

Total June 30, 2011	$28,157	$26,573	$5,065	$22,333	$22,333

Loans individually evaluated for impairment increased by $15.3 million to $48.9 million at June 30, 2011 from $33.6 million at December 31, 2010. The change is attributable to an increase in loans classified as troubled debt restructurings of $13.2 million and the inclusion of $4.0 million in non-accrual loans covered by the Loss Share Agreements. Loans individually evaluated for impairment covered under Loss Share Agreements were $6.9 million at June 30, 2011.

December 31, 2010	Impaired Loans – With Allowance			Impaired Loans – With No Allowance

(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment

Residential Real Estate:
First mortgages	$7,021	$7,021	$1,219	$1,939	$1,939
HELOCs and equity	1,513	1,513	650	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,455	1,455
Non-owner occupied	6,512	6,512	685	1,629	1,629
Multi-family	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	823	—	—
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total December 31, 2010	$28,785	$27,202	$4,772	$6,792	$6,363

Average of impaired loans and related interest income for the three and six months ended June 30, 2011 were as follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011

(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis

Residential Real Estate

First mortgages	$13,107	$3	$3	$13,298	$7	$7
HELOC and equity	727	—	—	727	—	—

Commercial
Owner occupied	2,065	8	8	3,374	17	17
Non-owner occupied	1,455	16	16	1,531	34	34
Multifamily	—	—	—	—	—	—

Commercial Real Estate
Secured non real estate	10,282	111	77	10,272	207	207
Secured real estate	11,596	101	127	11,631	212	212
Unsecured	1,482	—	—	1,514	—	—

Construction and Land Development
Construction	—	—	—	—	—	—
Improved Land	4,954	41	37	5,157	84	82
Unimproved Land	2,633	27	27	2,673	56	47

Consumer and Other	—	—	—	—	—	—

Total	$48,301	$307	$295	$50,177	$617	$607

Allowance for Loan Losses

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 30 basis points of the allowance for loan losses at June 30, 2011.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the internal credit rating is at or below the substandard classification and the loan is determined to be impaired. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less estimated costs of sale. The Company may classify a loan as substandard, however, it may not be classified as impaired. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies.

At June 30, 2011, the allowance for loan losses was $13.3 million or 1.65% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.48% of total loans.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company analyzes loans individually by classifying the loans as to credit risk. Our classification of loans at June 30, 2011 and December 31, 2010 follows:

(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful

June 30, 2011
Residential Real Estate:
First mortgages	$153,099	$131,163	$8,742	$13,194	$—
HELOCs and equity	55,950	46,561	5,254	4,135	—

Commercial:
Secured – non-real estate	89,434	77,208	9,948	2,278	—
Secured – real estate	52,269	49,931	1,382	956	—
Unsecured	13,880	13,431	—	449	—

Commercial Real Estate:
Owner occupied	158,259	128,842	17,718	11,699	—
Non-owner occupied	207,208	159,412	33,576	14,220	—
Multi-family	31,109	27,366	2,421	1,322	—

Construction and Land Development:
Construction	922	922	—	—	—
Improved land	14,396	7,830	1,813	4,753	—
Unimproved land	14,006	11,148	224	2,634	—

Consumer and other	11,540	11,523	17	—	—

Total June 30, 2011	$802,072	$665,337	$81,095	$55,640	$—

(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful

December 31, 2010
Residential Real Estate:
First mortgages	$172,974	$156,811	$7,066	$9,097	$—
HELOCs and equity	55,459	51,360	1,764	2,335	—

Commercial:
Secured – non-real estate	105,319	98,032	4,617	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,653	137,964	6,720	12,969	—
Non-owner occupied	241,772	196,275	28,440	17,057	—
Multi-family	38,946	36,869	2,077	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	22,207	15,741	1,084	5,382	—
Unimproved land	11,687	7,830	214	3,643	—

Consumer and other	13,626	13,298	39	289	—

Total December 31, 2010	$879,527	$773,562	$52,021	$53,944	$—

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all non-accrual loans, totaled $55.6 million at June 30, 2011 (of which $7.2 million is subject to the Loss Share Agreements) and $53.9 million at December 31, 2010 (of which $609,000 is subject to the Loss Share Agreements). The increase since December 31, 2010 is primarily due to the addition of $6.6 million in non-accrual loans acquired from TBOM which are covered by the Loss Share Agreements. In addition, at June 30, 2011, we had $48.9 million (or 6.10% of total loans) in loans we classified as impaired. This compares to $33.6 million or 3.9% of total loans at December 31, 2010. The increase was primarily due to an increase in troubled debt restructurings during the period of approximately $13.2 million and the addition of approximately $6.6 million in non-accrual loans covered by the Loss Share Agreements during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $5.4 million and $4.8 million, respectively. All loans classified as substandard that are collateralized by real estate are re-appraised at a minimum on an annual basis. The specific credit allocation for loans impaired is adjusted based on the new appraisals.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At June 30, 2011, we had $81.1 million (10.11% of outstanding loans), which includes $42.2 million in loans subject to Loss Share Agreements, which compares to $52.0 million (5.91% of outstanding loans) of which $29.5 million were subject to Loss Share Agreements, at December 31, 2010. The increase is attributable to a current review of loans and management’s assessment that potential weaknesses are present at June 30, 2011 which were not present at December 31, 2010. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on the fair value of the loan a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the three and six months ended June 30, 2011, we recorded $1.45 million and $3.35 million in provision for loan losses primarily as a result of charge offs during the period, changes within classified loans and a continued deterioration of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, April 1, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032
Provisions for loan losses	234	(342)	569	989	—	1,450
Loans charged off	(705)	(575)	(301)	(666)	—	(2,247)
Recoveries	7	9	22	—	—	38

Ending Balance, June 30, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(38)	861	1,160	1,348	19	3,350
Loans charged off	(903)	(716)	(841)	(666)	(132)	(3,258)
Recoveries	57	9	32	33	—	131

Ending Balance, June 30, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273

Activity in the allowance for loan losses for the three months ended June 30, 2010 was as follows:

(Dollars in thousands)	3 months ended June 30, 2010	6 months ended June 30, 2010

Beginning balance	$13,512	$13,282
Provision for loan losses	1,500	2,750
Loans charged-off	(2,272)	(3,293)
Recoveries	126	127

Ending balance, June 30, 2011	$12,866	$12,866

          Allowance for Loan Losses Allocation

As of June 30, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$243	$1,506	$1,965	$899	$—	$4,613
Purchase credit impaired loans	—	375	77	—	—	452

Total specific reserves	243	1,881	2,042	899	—	5,065
General reserves	2,705	1,299	2,454	1,711	39	8,208

Total	$2,948	$3,180	$4,496	$2,610	$39	$13,273

Loans individually evaluated for impairment	$2,378	$13,689	$25,452	$7,387	$—	$48,906
Purchase credit impaired loans	7,426	23,266	42,382	1,219	—	74,293
Loans collectively evaluated for impairment	145,779	172,094	328,742	20,718	11,540	678,873

	$155,583	$209,049	$396,576	$29,324	$11,540	$802,072

Allowance as percent of loans per category as of June 30, 2011	$1.89%	1.52%	1.13%	8.90%	0.33%	1.65%

As of December 31, 2010:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304

Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278

Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,624	31,386	50,833	3,568	—	88,411
Loans collectively evaluated for impairment	162,145	186,435	371,819	23,815	13,337	757,551

	$165,203	$228,433	$438,372	$33,893	$13,626	$879,527

Allowance as percent of loans per category as of December 31, 2010	2.99%	1.32%	0.87%	5.59%	1.11%	1.48%

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time the loan is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At June 30, 2011, we had $10.1 million of OREO property, of which $5.3 million was a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreement and $2.7 million as a result of the Republic acquisition which is covered under the Republic Loss Share Agreement. At December 31, 2010, we had $7.5 million of OREO property, of which $5.1 million were a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreements.

The following is a summary of other real estate owned as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010

(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total

Commercial real estate	$1,399	$6,951	$8,850	$2,147	$4,019	$6,166
Residential real estate	780	1,054	1,834	302	1,038	1,340

Total	$2,179	$8,005	$10,184	$2,449	$5,057	$7,506

Investment Securities

We manage our securities portfolio, which represented 11.21% of our average earning asset base for the quarter ended June 30, 2011, as compared to 9.8% at year ended December 31, 2010, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-

backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits decreased by $44.5 million from December 31, 2010 to total deposits of $1.02 billion at June 30, 2011, due primarily to partial run off of deposits acquired in the TBOM transaction which was partially offset by growth in transaction accounts during the quarter. At June 30, 2011, non-interest bearing deposits represented approximately 30.16% of deposits compared to 26.41% at December 31, 2010. The Bank had no brokered deposits at June 30, 2011. However, the Bank does participate in the CDARS program (reciprocal) with balances of $17.1 million at June 30, 2011.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2011, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 19.97%, a Tier 1 risk-based capital ratio of 17.95%, and a Tier 1 leverage ratio of 8.76%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2011
Total capital to risk-weighted assets Consolidated	$174,615	29.10%	$48,001	8.00%	$60,001	10.00%
1st United	118,777	19.97%	47,583	8.00%	59,479	10.00%
Tier I capital to risk-weighted assets Consolidated	162,544	27.09%	24,000	4.00%	36,001	6.00%
1st United	106,766	17.95%	23,791	4.00%	35,687	6.00%
Tier I capital to total average assets Consolidated	162,544	13.27%	48,981	4.00%	61,227	5.00%
1st United	106,766	8.76%	48,777	4.00%	60,971	5.00%

As of December 31, 2010
Total capital to risk-weighted assets Consolidated	$137,282	23.71%	$45,765	8.00%	$57,206	10.00%
1st United	116,571	20.26%	45,415	8.00%	56,769	10.00%
Tier I capital to risk-weighted assets Consolidated	125,221	21.62%	22,883	4.00%	34,324	6.00%
1st United	104,564	18.18%	22,707	4.00%	34,061	6.00%
Tier I capital to total average assets Consolidated	125,221	11.78%	42,526	4.00%	53,157	5.00%
1st United	104,564	9.90%	42,237	4.00%	52,769	5.00%

Bancorp completed the issuance of 5,000,000 shares during the quarter ended March 31, 2011. On April 12, 2011 the underwriter exercised the full over-allotment option and 750,000 additional shares were issued at $6.50 for total additional proceeds of approximately $4,531 million, net of offering costs of $344,000.

CASH FLOWS AND LIQUIDITY

Our primary sources of cash are deposit growth, maturities and amortization of loans and securities, operations, and borrowing. We use cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities.

We manage our liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, we use other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks, the acceptance of short-term deposits from public entities, and Federal Home Loan Bank advances.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At June 30, 2011, we had approximately $311.6 million in cash and cash equivalents and securities, of which $25.6 million of securities were pledged.

At June 30, 2011, we had no short-term borrowings and long-term borrowings of $5.0 million from the FHLB. At June 30, 2011, we had commitments to originate loans totaling $71.8 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2011 totaled $231.9 million, and loans maturing in the next twelve months totaling approximately $170.8 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2011, we had short-term lines available from correspondent banks totaling $46.0 million. FRB discount window availability of $42.3 million, and borrowing capacity from the FHLB of $37.7 million based on collateral pledged, for a total credit available of $132.6 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $296.7 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2011, we had $71.8 million in commitments to originate loans and $5.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and assumptions that affect the recognition of income and expenses on the consolidated statements of income for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods are described as follows.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either special mention, substandard, loss or doubtful and are individually evaluated for impairment. For such loans, an allowance for loan losses is established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less estimated costs of sale.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Management considers loan payments made within 90 days of the due date to be insignificant payment delays. Payment shortfalls are traced as past due amounts. Impairment is measured on a loan by loan basis for commercial and construction and land development loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less estimated costs of sale if the loan is collateral dependent.

The general component considers the actual historical charge-offs over a rolling two year period by portfolio segment. The actual historical charge-off ratio is adjusted for qualitative factors including delinquency trends, loss and recovery trends, classified asset trends, non-accrual trends, economic and business conditions and other external factors by portfolio segment of loans.

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

FDIC Loss Share Receivable

The Company accounts for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. For loans that are acquired, the Company reviews each loan or loan pool to determine whether there is evidence of a deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements, the Company considers expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus an allowance for estimated future losses is not established on the acquisition date. The Company refines its estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, the Company updates the expected future cash flows on loans acquired. Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. Any increase in expected cash flows adjust the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

The Company has entered into an agreement with the FDIC for reimbursement of losses within an acquired loan portfolio. The FDIC loss share receivable is recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable result in either an increase or decrease in the FDIC loss share receivable. Deterioration in loan credit quality increases the FDIC loss share receivable; increases in credit quality decrease the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduce the FDIC loss share receivable.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time we may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, we are not a party to any litigation that management believes could reasonably be expected to have a material adverse effect on our financial position or results of operations for an annual period.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2010 Form 10-K, except for the following:

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and we currently maintain approximately 30% of deposits as non-interest bearing.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect interest expense to increase.

ITEM 5. OTHER INFORMATION

On July 27, 2011, we announced via press release our financial results for the three-month period ended June 30, 2011. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 27, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: July 27, 2011	By:/s/ John Marino

JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 27, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document