Form 10-Q
period 2011-09-30
1st United Bancorp, Inc.
filed 2011-10-24
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2011
Common stock, $.01 par value	30,557,603

1ST UNITED BANCORP, INC.
SEPTEMBER 30, 2011
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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 30, 2011 (unaudited)	December 31, 2010 (as adjusted)
ASSETS
Cash and due from financial institutions	$126,239	$118,952
Federal funds sold	441	800
Cash and cash equivalents	126,680	119,752
Time deposits in other financial institutions	75	75
Securities available for sale	188,515	102,289
Loans held for sale	232	4,800
Loans, net of allowance of $13,131 and $13,050 at September 30, 2011 and December 31, 2010	774,586	864,072
Nonmarketable equity securities	12,349	18,543
Premises and equipment, net	10,619	9,823
Other real estate owned	8,609	7,409
Company-owned life insurance	4,837	4,727
FDIC loss share receivable	56,121	73,923
Goodwill	45,008	45,008
Core deposit intangible	2,916	3,289
Accrued interest receivable and other assets	17,227	14,315
Total assets	$1,247,774	$1,268,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$316,434	$281,285
Interest bearing	688,987	783,402
Total deposits	1,005,421	1,064,687
Federal funds purchased and repurchase agreements	10,611	12,886
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	4,375	4,750
Accrued interest payable and other liabilities	8,037	7,089
Total liabilities	1,033,444	1,094,412
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 30,557,603 and 24,793,089 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	306	248
Additional paid-in capital	217,546	181,697
Accumulated deficit	(6,048)	(8,864)
Accumulated other comprehensive income	2,526	532
Total shareholders’ equity	214,330	173,613
Total liabilities and shareholders’ equity	$1,247,774	$1,268,025

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$12,205	$10,111	$40,977	$31,082
Securities available for sale	1,197	833	3,040	2,577
Federal funds sold and other	188	157	557	434

Total interest income	13,590	11,101	44,574	34,093
Interest expense:
Deposits	1,359	1,771	4,485	5,520
Federal funds purchased and repurchase agreements	3	6	13	18
Federal Home Loan Bank and Federal Reserve Bank borrowings	59	58	171	175
Other borrowings	31	39	95	175

Total interest expense	1,452	1,874	4,764	5,888

Net interest income	12,138	9,227	39,810	28,205
Provision for loan losses	1,450	2,870	4,800	5,620

Net interest income after provision for loan losses	10,688	6,357	35,010	22,585
Non-interest income:
Service charges and fees on deposit accounts	898	783	2,688	2,328
Net gains on sales of securities	—	449	—	435
Losses on sales of OREO	(29)	—	(254)	(86)
Gains on sales of loans held for sale	15	18	28	53
Increase in cash surrender value of Company owned life insurance	36	39	110	122
Adjustment to FDIC loss share receivable	(205)	—	(1,955)	—
Other	196	246	654	608
Total non-interest income	911	1,535	1,271	3,460

Non-interest expense:
Salaries and employee benefits	4,675	3,764	15,037	11,837
Occupancy and equipment	1,758	1,509	5,863	4,741
Data processing	790	696	2,606	1,971
Telephone	176	203	614	562
Stationery and supplies	79	78	280	247
Amortization of intangibles	122	107	373	327
Professional fees	418	517	1,540	1,260
Advertising	82	28	182	107
Merger reorganization expenses	—	—	750	630
Regulatory assessment	186	392	1,059	1,185
Other	1,081	953	3,411	2,617
Total non-interest expense	9,367	8,247	31,715	25,484

Income (loss) before taxes	2,232	(355)	4,566	561
Income tax expense (benefit)	836	(123)	1,750	240
Net income (loss)	$1,396	$(232)	$2,816	$321

Basic earnings (loss) per common share	$0.05	$(0.01)	$0.10	$0.01
Diluted earnings (loss) per common share	$0.05	$(0.01)	$0.10	$0.01

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY Nine months ended September 30, 2011 and 2010
(Dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	24,781,660	$248	$180,888	(10,587)	$45	$170,594
Comprehensive income:
Net income	—	—	—	321	—	321
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,112	1,112
Total comprehensive income, net of taxes	—	—	—	—	—	1,433
Stock-based compensation expense	—	—	567	—	—	567
Registration cost on issuance of common stock	—	—	(21)	—	—	(21)
Balance at September 30, 2010	24,781,660	$248	$181,434	$(10,266)	$1,157	$172,573

Balance at January 1, 2011	24,793,089	$248	$181,697	(8,864)	$532	$173,613
Comprehensive income:
Net income	—	—	—	2,816	—	2,816
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,994	1,994
Total comprehensive income, net of taxes	—	—	—	—	—	4,810
Stock-based compensation expense	—	—	817	—	—	817
Restricted stock grants	14,514	—	—	—	—	—
Issuance of common stock, net of cost of $2,343	5,750,000	58	35,032	—	—	35,090
Balance at September 30, 2011	30,557,603	$306	$217,546	$(6,048)	$2,526	$214,330

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended September 30, 2011 and 2010
(Dollars in thousands) (unaudited)

	2011	2010
Cash flows from operating activities
Net income	$2,816	$321
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	4,800	5,620
Depreciation and amortization	1,960	1,474
Net accretion of purchase accounting adjustments	(4,829)	(4,144)
Net amortization of securities	729	527
Increase in cash surrender value of company-owned life insurance	(110)	(122)
Stock-based compensation expense	817	567
Net (gains) losses on sales of securities	—	(435)
Net loss on other real estate owned	254	86
Net loss on premises and equipment	23	3
Net gain on sale of loans held for sale	(28)	(53)
Loans originated for sale	(1,942)	(3,033)
Proceeds from sale of loans held for sale	6,538	2,515
Net change in:
Deferred income tax	(83)	(893)
Deferred loan fees	(164)	(308)
Accrued interest receivable and other assets	(1,288)	(4,123)
Accrued interest payable and other liabilities	(254)	(2,582)
Net cash provided by (used in) operating activities	9,239	(4,580)

Cash flows from investing activities
Proceeds from sales and calls of securities	2,000	22,044
Proceeds from security maturities and prepayments	19,810	13,799
Purchases of securities	(105,569)	(32,496)
Loan originations and payments, net	100,021	(12,709)
Purchase of nonmarketable equity securities	(767)	(246)
Redemptions of non-marketable equity securities	6,961	—
Proceeds from sale of other real estate owned	4,268	593
Additions to premises and equipment, net	(1,981)	(746)
Net cash provided by (used in) investing activities	24,743	(9,761)

Cash flows from financing activities
Net change in deposits	(59,494)	60,387
Net change in federal funds purchased and repurchase agreements	(2,275)	(10,461)
Net change in other borrowings	(375)	(216)
Issuance of common stock net of expense	35,090	(21)
Net cash provided by (used in) financing activities	(27,054)	49,689

Net change in cash and cash equivalents	6,928	35,348
Beginning cash and cash equivalents	119,752	135,241

Ending cash and cash equivalents	$126,680	$170,589

Supplemental cash flow information:
Interest paid	$5,033	$6,001
Income taxes paid	—	—
Transfer of loans to other real estate owned	5,722	307

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, four offices in Miami-Dade County and one office each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At September 30, 2011, EEL held $2,468 in performing loans and $2,216 in non-performing loans.

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

Stock options to acquire 3,574,476 and 2,799,996, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for the quarters ended September 30, 2011 and 2010 because consideration of those instruments would be antidilutive.

Stock options to acquire 3,574,476 and 1,072,535, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for the nine months ended September 30, 2011 and 2010 because consideration of those instruments would be antidilutive.

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

1ST UNITED BANCORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Any increases in cash flows of the Covered Assets will be accreted into income over the life of the Covered Asset but will reduce immediately the FDIC Loss Share Receivable. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Non-cash adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 28 basis points of the allowance for loan losses at September 30, 2011.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. The Company determines the past due status of a loan based on the number of days contractually past due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

Troubled Debt Restructurings. A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their interest accrual status at the time of modification.

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

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition becomes available. Specifically, additional information related to the fair value over loans and other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. An acquisition gain of $10,334 resulted from the acquisition. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

1ST UNITED BANCORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (unaudited)

NOTE 2 – ACQUISITIONS (continued)

	December 17, 2010	Preliminary Measurement Period Adjustments	December 17, 2010 (as adjusted)

Cash and cash equivalents	$74,902	$—	$74,902
Securities available for sale	29,060	—	29,060
Federal Reserve Bank and Federal Home Loan Bank stock	8,253	—	8,253
Loans	203,185	16,383	219,568
Core deposit intangible	677	—	677
FDIC loss share receivable	48,690	(12,789)	35,901
Other real estate owned	9,858	(1,676)	8,182
Other assets	3,691	(1,915)	1,776
TOTAL ASSETS ACQUIRED	$378,316	$3	$378,319
Deposits	$254,538	$—	254,538
Federal Home Loan Bank advances	71,016	—	71,016
Other	1,921	710	2,631
TOTAL LIABILITIES ASSUMED	$327,475	$710	$328,185
Excess of assets acquired over liabilities assumed	50,841	(707)	50,134
Cash paid to FDIC	(39,800)	—	(39,800)
RECORDED GAIN ON ACQUISITION	$11,041	$(707)	$10,334

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. agency residential	$1,997	$18	$—	$2,015
Residential collateralized mortgage obligations	10,120	433	—	10,553
Residential mortgage-backed	172,348	3,657	(58)	175,947
	$184,465	$4,108	$(58)	$188,515

December 31, 2010
U.S. agency residential	$3,995	$43	$—	$4,038
Residential collateralized mortgage obligations	14,515	180	—	14,695
Residential mortgage-backed	82,926	954	(324)	83,556
	$101,436	$1,177	$(324)	$102,289

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at September, 30 2011 and December 31, 2010 were issued or sponsored by U.S. Government agencies.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	1,997	2,015
Due after ten years	—	—
Residential mortgage-backed and residential collateralized mortgage obligations	182,468	186,500
	$184,465	$188,515

Securities as of September 30, 2011 and December 31, 2010 with a fair value of $24,843 and $31,497, respectively, were pledged to secure public deposits and repurchase agreements.

Securities purchased during the nine months ended September 30, 2011 and 2010 were $105,569 and $32,496, respectively. We purchase securities using excess cash reserves.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and nine month periods ended September 30, 2011 and 2010, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds from sale	$—	$14,152	$—	$22,044
Gross gain	$—	$449	$—	$503
Gross (loss)	—	—	—	(68)
Net gains (losses) on sales of securities	$—	$449	$—	$435

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at September 30, 2011 and December 31, 2010, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential mortgage-backed	17,543	(58)	—	—	17,543	(58)
	$17,543	$(58)	$—	$—	$17,543	$(58)

December 31, 2010
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential Mortgage-backed	23,557	(324)	—	—	23,557	(324)
	$23,557	$(324)	$—	$—	$23,557	$(324)

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

At September 30, 2011 and December 31, 2010, there were 7 and 13, respectively, residential mortgage-backed securities with unrealized losses. At September 30, 2011 and December 31, 2010, securities with unrealized losses had depreciated 0.33% and 1.36%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at September 30, 2011 and December 31, 2010 were deemed to be temporary.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS

Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$32,169	$124,465	$156,634	$33,267	$131,936	$165,203
Real estate:
Residential	105,636	88,493	194,129	118,150	110,204	228,354
Commercial	172,248	222,546	394,794	208,687	227,497	436,184
Construction and land development	3,052	27,259	30,311	7,136	26,757	33,893
Consumer and other	1,077	10,748	11,825	4,632	8,994	13,626
	$314,182	$473,511	787,693	$371,872	$505,388	877,260

Add (deduct):
Unearned income and net deferred loan (fees) costs			24			(138)
Allowance for loan losses			(13,131)			(13,050)
			$774,586			$864,072

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development, consumer and other. Most of the Company’s business activity is with customers located in Palm Beach, Broward and Miami-Dade counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

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

Commercial loans consist of small-to medium-sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets although such loans may be uncollateralized but guaranteed.

Commercial real estate loans include loans secured by office buildings, warehouses, retail stores and other property located in or near our markets. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Construction loans include residential and commercial real estate loans and are typically for owner-occupied or pre-sold / pre-leased properties. The terms of these loans are generally short-term with permanent financing upon completion. Land development loans include loans to develop both residential and commercial properties.

Consumer and other loans include second mortgage loans, home equity loans secured by junior liens on residential real estate and home improvement loans. These loans are originated based primarily on credit scores, debt-to-income ratios and loan-to-value ratios.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 was as follows: Three months ended September 30, 2011

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273
Provisions for loan losses	(692)	3	1,482	143	514	1,450
Loans charged off	(45)	(1,054)	(2)	(496)	—	(1,597)
Recoveries	—	1	—	1	3	5
Ending Balance	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Nine months ended September 30, 2011

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(731)	865	2,642	1,491	533	4,800
Loans charged off	(948)	(1,769)	(843)	(1,162)	(132)	(4,854)
Recoveries	58	8	32	34	3	135
Ending Balance	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Beginning balance	$12,866	$13,282
Provision for loan losses	2,870	5,620
Loans charged-off	(4,290)	(7,583)
Recoveries	55	182

Ending balance	$11,501	$11,501

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

          Allowance for Loan Losses Allocation

As of September 30, 2011:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$187	$1,012	$3,173	$54	$—	$4,426
Purchase credit impaired loans	—	136	105	—	—	241
Total specific reserves	187	1,148	3,278	54	—	4,667
General reserves	2,024	982	2,698	2,204	556	8,464
Total	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Loans individually evaluated for impairment	$2,919	$12,734	$30,006	$6,674	$—	$52,333
Purchase credit impaired loans	7,380	22,223	36,839	229	—	66,671
Loans collectively evaluated for impairment	146,335	159,172	327,949	23,408	11,825	668,689
	$156,634	$194,129	$394,794	$30,311	$11,825	$787,693

As of December 31, 2010:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total Specific Reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$14,071	$16,041	$6,628	$289	$37,463
Purchase credit impaired loans	2,624	31,386	48,834	3,568	—	86,412
Loans collectively evaluated for impairment	162,145	182,897	371,309	23,697	13,337	753,385
	$165,203	$228,354	$436,184	$33,893	$13,626	$877,260

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011	Impaired Loans – With Allowance			Impaired Loans – With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$4,088	$3,860	$677	$8,180	$8,147
HELOCs and equity	471	471	471	256	256

Commercial:
Secured – non-real estate	225	225	187	1,300	1,300
Secured – real estate	—	—	—	1,394	1,394
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	7,249	7,249	1,468	3,270	3,270
Non-owner occupied	6,274	6,224	1,782	11,618	11,565
Multi-family	441	427	28	1,271	1,271

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	305	305	54	3,775	3,775
Unimproved land	—	—	—	2,594	2,594

Consumer and other	—	—	—	—	—

Total September 30, 2011	$19,053	$18,761	$4,667	$33,658	$33,572

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

As of December 31, 2010	Impaired Loans – With Allowance			Impaired Loans – With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$7,021	$7,021	$1,219	$5,398	$5,398
HELOCs and equity	1,513	1,513	651	139	139

Commercial:
Secured – non-real estate	311	311	210	73	73
Secured – real estate	50	50	50	—	—
Unsecured	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,124	6,124	1,027	1,700	1,700
Non-owner occupied	6,512	6,512	685	1,705	1,705
Multi-family	—	—	—	—	—

Construction and Land
Development:
Construction	—	—	—	—	—
Improved land	6,965	5,382	822	118	118
Unimproved land	—	—	—	1,557	1,128

Consumer and other	289	289	108	—	—

Total December 31, 2010	$28,785	$27,202	$4,772	$10,690	$10,261

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Average of impaired loans and related interest income for three and nine months ended September 30, 2011 were as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate

First mortgages	$12,688	$3	$—	$13,639	$10	$98
HELOC and equity	725	—	—	727	—	—

Commercial
Secured non real estate	1,582	43	43	3,166	131	134
Secured real estate	1,394	16	16	1,486	51	51
Unsecured	—	—	—	—	—	—

Commercial Real Estate
Owner occupied	10,574	122	122	10,833	320	332
Non-owner occupied	15,582	108	108	15,715	321	430
Multifamily	1,670	—	—	1,870	—	5

Construction and Land Development
Construction	—	—	—	—	—	—
Improved Land	4,423	67	67	4,900	198	210
Unimproved Land	2,593	27	27	2,647	84	84

Consumer and Other	—	—	—	—	—	—

Total	$51,231	$386	$383	$54,983	$1,115	$1,344

Average recorded investment of impaired loans and related interest income and cash-basis interest income recognized for the three and nine months ended September 30, 2010 were as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Average recorded investment	$39,822	$41,412
Interest income recognized during impairment	136	484
Cash-basis interest income recognized	172	513

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2011 had either an interest rate modifications from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. During the nine months ended September 30, 2011, the Company modified $9,939 in commercial real estate loans, $277 in commercial loans and $2,516 in land loans. The following is a summary of our performing troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively, all of which were performing in accordance with the restructured terms.

	September 30, 2011	December 31, 2010
Residential real estate	$429	$2,649
Commercial real estate	11,417	6,996
Construction and land development	6,027	4,750
Commercial	2,439	277
Total	$20,312	$14,672

The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual if the loans is not performing in accordance with the modification agreement, the loan becomes contractually past due or other weaknesses are observed which makes collection of principal and interest unlikely. Loans modified within the last twelve months and defaulted in the current period are comprised of one residential real estate loan for $2,195, two commercial real estate loans for $5,109 and one land development loan for $264. These loans are included in non-accrual loans at September 30, 2011 with a specific reserve in the allowance for loan losses of $1,312. There were no loans, classified as troubled debt restructured, which were non-accrual at December 31, 2010. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The average yield on the performing loans classified as troubled debt restructurings was 4.38% and 4.80% as of September 30, 2011 and December 31, 2010, respectively. Troubled debt restructuring loans are considered impaired.

During the nine months ended September 30, 2011, the Company had no loans in which we lowered the interest rate prior to maturity to competitively retain the loan. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at September 30, 2011.

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

During the quarters ended September 30, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $617 and $513, respectively. During the nine months ended September 30, 2011 and 2010, interest income not recognized on non-accrual loans was approximately $1,664 and $831, respectively.

1ST UNITED BANCORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (unaudited)

NOTE 4 – LOANS (continued)

The following tables summarize past due and non-accrual loans by the number of days past due as of September 30, 2011 and December 31, 2010, respectively:

As of September 30, 2011	Accruing 30 – 59		Accruing 60-89		Accruing and 90 days and over past due		Non-Accrual and 90 days and over past due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Residential Real Estate:
First mortgages	—	$—	—	$—	—	$—	66	$11,591	66	$11,591
HELOCs and equity	1	300	—	—	—	—	3	714	4	1,014

Commercial:
Secured – non-real estate	—	—	—	—	—	—	8	362	8	362
Secured – real estate	1	280	—	—	—	—	2	118	3	398
Unsecured	—	—	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	1	273	—	—	9	7,746	10	8,019
Non-owner occupied	—	—	—	—	—	—	10	9,144	10	9,144
Multi-family	—	—	—	—	—	—	2	1,699	2	1,699

Construction and Land
Development:
Construction	—	—	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	—	2	568	2	568
Unimproved land	1	2,516	—	—	—	—	1	79	2	2,595

Consumer and other	—	—	—	—	—	—	—	—	—	—

Total September 30, 2011	3	$3,096	1	$273	—	$—	103	$32,021	107	$35,390

Nonaccrual loans represent loans which are 90 days or greater past due and loans for which management believe collection of amounts contractually due are uncertain of collection.

Included in the table above as of September 30, 2011 are loans in the nonaccrual and 90 day and over category with a carrying value of $7,559, which are subject to the FDIC loss share agreements.

As of December 31, 2010	Accruing 30 – 59		Accruing 60-89		Accruing and 90 days and over past due		Nonaccrual and 90 days and over past due		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Residential Real Estate:
First mortgages	11	$2,280	1	$116	—	$—	8	$9,784	20	$12,180
HELOCs and equity	1	136	—	—	—	—	4	1,638	5	1,774

Commercial:
Secured – non-real estate	6	1,095	2	185	—	—	5	264	13	1,544
Secured – real estate	—	—	—	—	—	—	1	50	1	50
Unsecured	—	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2	4,692	—	—	—	—	8	5,045	10	9,737
Non-owner occupied	4	1,029	3	2,635	—	—	4	3,840	11	7,504
Multi-family	—	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	—	3	749	3	749
Unimproved land	—	—	—	—	—	—	1	1,128	1	1,128

Consumer and other	—	—	—	—	—	—	1	289	1	289
Total December 31, 2010	24	$9,232	6	$2,936	—	$—	35	$22,787	65	$34,955

1ST UNITED BANCORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data) (unaudited)

NOTE 4 - LOANS (continued)

Included in the table above as of December 31, 2010 in the accruing 30-59 category are loans with a carrying value of $3,217, accruing 60 - 89 category are loans with a carrying value of $475, and in the non-accrual and 90 day and over category are loans with a carrying value of $4,173, which are subject to the FDIC loss share agreements.

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

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

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

	Total	Pass	Special Mention	Substandard	Doubtful
September 30, 2011
Residential Real Estate:
First mortgages	$140,163	$120,625	$7,603	$11,935	$—
HELOCs and equity	53,966	46,057	5,391	2,518	—

Commercial:
Secured – non-real estate	106,528	97,478	7,346	1,704	—
Secured – real estate	39,884	27,374	11,633	877	—
Unsecured	10,222	9,777	—	445	—

Commercial Real Estate:
Owner occupied	156,911	127,129	17,659	12,123	—
Non-owner occupied	207,741	167,315	22,542	17,884	—
Multi-family	30,142	25,844	2,599	1,699	—

Construction and Land Development:
Construction	4,038	4,038	—	—	—
Improved land	13,241	7,708	1,454	4,079	—
Unimproved land	13,032	10,224	213	2,595	—

Consumer and other	11,825	11,708	12	105	—
Total September 30, 2011	$787,693	$655,277	$76,452	$55,964	$—

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

	Total	Pass	Special Mention	Substandard	Doubtful
December 31, 2010
Residential Real Estate:
First mortgages	$172,895	$156,732	$7,066	$9,097	$—
HELOCs and equity	55,459	51,360	1,764	2,335	—

Commercial:
Secured – non-real estate	105,319	98,032	4,617	2,670	—
Secured – real estate	37,012	36,962	—	50	—
Unsecured	22,872	22,420	—	452	—

Commercial Real Estate:
Owner occupied	157,487	137,798	6,720	12,969	—
Non-owner occupied	239,785	194,288	28,440	17,057	—
Multi-family	38,911	36,834	2,077	—	—

Construction and Land Development:
Construction	—	—	—	—	—
Improved land	22,207	15,741	1,084	5,382	—
Unimproved land	11,687	7,830	214	3,643	—

Consumer and other	13,626	13,298	39	289	—

Total December 31, 2010	$877,260	$771,295	$52,021	$53,944	$—

As part of the acquisition of TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at September 30, 2011 was approximately $66,671, net of a discount of $49,294. During the three and nine months ended September 30, 2011, approximately $964 and $5,360, respectively, was accreted into income on these loans. The remaining accretable discount was $11,004 at September 30, 2011. In addition, $66,671 is covered by the FDIC loss share agreements.

At September 30, 2011, $7,559 of these loans were included in nonperforming loans and in the substandard classification, and considered impaired. Further, the Company has recorded an increase in allowance for loan losses of $211 and $63 during the three and nine months ended September 30, 2011, respectively, and $0 and $0 during the three and nine months ended September 30, 2010, respectively, for these loans. At September 30, 2011 and December 31, 2010, loans subject to Loss Share Agreements classified as substandard were $7,812 and $609, respectively. Loans classified as special mention and subject to Loss Share Agreements were $27,670 and $35,216 at September 30, 2011 and December 31, 2010, respectively.

NOTE 5 – COMMON STOCK OFFERING

Bancorp completed the issuance of 5,000,000 common shares during the quarter ended March 31, 2011. In April 2011, the underwriter exercised its full over-allotment option and 750,000 common shares were issued at $6.50 per share for additional proceeds of $4,531, net of offering costs of $344.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES

Carrying amount and estimated fair values of financial instruments were as follows at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$126,680	$126,680	$119,752	$119,752
Time deposits in other financial institutions	75	75	75	75
Securities available for sale	188,515	188,515	102,289	102,289
Loans, net, including loans held for sale	774,818	771,820	868,872	867,500
Nonmarketable equity securities	12,349	12,349	18,543	18,543
Bank owned life insurance	4,837	4,837	4,727	4,727
FDIC loss share receivable	56,121	56,121	73,923	73,923
Accrued interest receivable	3,162	3,162	2,318	2,318

Financial liabilities
Deposits	1,005,421	1,005,401	1,064,687	1,064,878
Federal funds purchased and repurchase agreements	10,611	10,610	12,886	12,881
Federal Home Loan Bank advances	5,000	5,000	5,000	5,000
Other borrowings	4,375	4,375	4,750	4,750
Accrued interest payable	513	513	782	782

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

•

The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. These amounts were not material at September 30, 2011 and December 31, 2010.

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

Assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, are summarized below.

	Fair value measurements at September 30, 2011 using
	September 30, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
U.S. agency residential	$2,015	$—	$2,015	$—
Residential collateralized mortgage obligation	10,553	—	10,553	—
Residential mortgage-backed	175,947	—	175,947	—
	$188,515	$—	$188,515	$—

	Fair value measurements at December 31, 2010 using
	December 31, 2010	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
U.S. agency residential	$4,038	$—	$4,038	$—
Residential collateralized mortgage obligations	14,695	—	14,695	—
Residential mortgage-backed	83,556	—	83,556	—
	$102,289	$—	$102,289	$—

There were no recurring liabilities measured at fair value at September 30, 2011 and December 31, 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at September 30, 2011 using
	September 30, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$3,183	$—	$—	$3,183
Commercial	38	—	—	38
Commercial real estate	10,622	—	—	10,622
Construction and land development	251	—	—	251
Consumer and other	—	—	—	—
	$14,094	$—	$—	$14,094
Other real estate owned:
Commercial real estate	$7,121	$—	$—	$7,121
Residential real estate	1,488	—	—	1,488
	$8,609	$—	$—	$8,609

At September 30, 2011, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $18,761, with a valuation allowance of $4,667 resulting in an additional provision of loan losses of $2,667 for the period.

Other real estate owned had a carrying amount of $8,609, with no valuation allowance for the period.

	Fair value measurements at December 31, 2010 using
	December 31, 2010	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$6,665	$—	$—	$6,665
Commercial	101	—	—	101
Commercial real estate	10,924	—	—	10,924
Construction and land development	4,559	—	—	4,559
Consumer and other	181	—	—	181
	$22,430	$—	$—	$22,430
Other real estate owned:
Commercial real estate	$6,092	$—	—	6,092
Residential real estate	1,317	—	—	1,317
	$7,409	$—	$—	$7,409

At December 31, 2010, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $27,202, with a valuation allowance of $4,772 resulting in an additional provision for loan losses of $3,200 for the period.

Other real estate owned had a carrying amount of $7,409 with no valuation allowance for the period.

There have been no transfers between fair value levels for 2011 and 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standard Board (“FASB”) amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions of this guidance and resulted in the increased in the loans classified as troubled debt restructured by $416.

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

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,396	$(232)	$2,816	$321
Basic EPS:
Weighted average shares of common stock outstanding	30,557,603	24,781,660	28,796,614	24,781,660
Basic EPS	$0.05	$(0.01)	$0.10	$0.01

Diluted EPS:
Weighted average shares of common stock outstanding	30,557,603	24,781,660	28,796,614	24,781,660
Effect of dilutive shares:
Stock options	—	—	—	141,427
Restricted stock	10,886	—	10,886	—
Total dilutive shares	30,568,489	24,781,660	28,807,499	24,923,087
Diluted EPS	$0.05	$(0.01)	$0.10	$0.01

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company issues loan commitments, lines of credit and letters of credit to meet our customers’ financing needs. Commitments to make loans are generally for periods of 90 days or less and may expire without being used. Off balance sheet risk to credit loss may exist up to the face amount of these instruments. The Company uses the same credit policies to make such commitments as are used to originate loans which include obtaining collateral at the time of exercise of the commitment. Commitments to make loans were $69,991 at September 30, 2011. Standby letters of credit outstanding and the unused portion of lines of credit were $6,320 and $59,713, respectively, at September 30, 2011.

NOTE 10 – SUBSEQUENT EVENTS

On October 21, 2011, 1st United purchased and assumed substantially all of the assets and liabilities as well as banking operations of Old Harbor Bank of Florida (“Old Harbor”) in an FDIC assisted transaction. 1st United acquired approximately $210 million of assets including $159 million of loans and $1.3 million of other real estate owned and assumed approximately $213 million of deposits. 1st United entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all purchased loans and real estate owned. Under the terms of the loss sharing agreements, the FDIC will reimburse the Company for 70 percent of losses on loans and other real estate up to $49 million of losses. The loss sharing agreements provide for coverage on losses for ten years on single family residential mortgages, and five years on commercial loans. 1st United will record the acquired assets and liabilities at their estimated fair values at the acquisition date.

On October 24, 2011, 1st United entered into a Purchase and Assumption Agreement (the “Agreement”) to acquire 100% of the outstanding common shares of Anderen Financial (“Anderen”), the parent company of Anderen Bank. Upon closing, existing shareholders of Anderen will receive a combination of 50% common equity shares of Bancorp and 50% cash at a price based on the adjusted (in accordance with the Agreement) tangible book value of Anderen. On June 30, 2011 the unaudited financial statement of Anderen had assets of $207 million including $144 million of toal loans, $48 million of cash and securities, $3 million of other real estate owned and $12 million of other assets. Liabilities include $169 million in deposits and $2 million in borrowings and common shareholder equity was approximately $39 million. The transaction is expected to close in the second quarter of 2012, subject to regulatory and shareholder approvals. 1st United expects to record goodwill associated with the transaction but the amount will not be known until the initial fiar value accounting is completed.

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

Recent Acquisitions

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

1st United received a $38 million net discount on the TBOM assets acquired. The acquisition was accounted for under the purchase method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. We recorded an estimated receivable from the FDIC in the amount of $35.9 million as of December 17, 2010, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Share Agreements are subject to certain servicing procedures as specified in the agreements.

1st United did not acquire the real property, furniture or equipment of TBOM as part of the Bank of Miami Agreement. 1st United also had until March 18, 2011, to request the FDIC to repudiate all leases entered into by the former TBOM or the leases will be assumed. Two of the former TBOM banking facilities were leased and one was owned. Two of the locations were approximately one mile from existing 1st United facilities and one location had less than $3 million in deposits. Management determined that none of these TBOM branches would be retained and requested the FDIC to repudiate the leases effective May 31, 2011. These deposits are serviced from existing 1st United banking centers.

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

All of the Republic loans acquired are covered by two loss share agreements (the “Republic Loss Share Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the Republic Loss Share

29

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

Following the acquisitions of Republic and TBOM, we have 15 banking centers. The TBOM Loss Share Agreements and Republic Loss Share Agreements are collectively referred to as the “Loss Share Agreements”.

Financial Overview

•

Net income for the quarter ended September 30, 2011 was $1.4 million compared to the net loss of $232,000 for the quarter ended September 20, 2010. Net income for the nine month period ended September 30, 2011 was $2.8 million compared to net income of $321,000 for the nine months ended September 30, 2010.

•

Net interest margin increased to 4.30% for the quarter ended September 30, 2011, compared to 3.95% for the quarter ended September 30, 2010. Net interest margin increased to 4.82% for the nine months ended September 30, 2011, compared to 4.11% for the nine months ended September 30, 2010.

•

During the nine months ended September 30, 2011, we incurred approximately $2.5 million in personnel and facilities costs that related to the integration of TBOM which were eliminated by June 30, 2011.

•

Non-performing assets at September 30, 2011 represented 3.26% of total assets compared to 2.38% at December 31, 2010. Non-performing assets not covered by the Loss Share Agreement represented 2.09% of total assets at September 30, 2011 compared to 1.64% at December 31, 2010.

•

Securities available for sale increased by approximately $86.2 million from December 31, 2010 to $188.5 million at September 30, 2011. The increase was a result of the Company investing excess liquidity of approximately $105.6 million in Agency Securities during the nine months ended September 30, 2011, which was offset by investment maturities for the period.

•

FDIC Loss Share receivable was reduced by approximately $17.8 million from December 31, 2010 to $56.1 million at September 30, 2011. The decrease was due to cash receipts of approximately $15.4 million and approximately $2.4 million related to adjustments results from the deposition of acquired loans at above their discounted carrying values.

•

The changes in operating results for the three and nine month periods ended September 30, 2011 when compared to the same periods ended September 30, 2010 were substantially a result of the Republic (acquired in 2009) and TBOM acquisitions.

•	Net loans decreased by approximately $89.5 million to $774.6 million at September 30, 2011 primarily due to payoffs and resolutions on acquired loans partially offset by new loan production.

•

On October 21, 2011, we announced that we had assumed $213 million of deposits and $159 million in loans and $1.3 million of other real estate from Old Harbor Bank headquartered in Clearwater, Florida, in an FDIC-assisted transaction. The loans and other real estate purchased are covered by a loss sharing agreement with the FDIC. Under such agreement, the FDIC has agreed to cover 70% of the losses on the disposition of the loans and other real estate up to $49 million of losses.

•

On October 24, 2011 , we announced that we had entered into a definitive agreeement to acquire Anderen Financial, Inc. and its subsidiary, Anderen Bank, for approximately $38 million in stock and cash. As of June 30, 2011, Anderen, based in Palm Harbor, Florida, has $207 million in assets, $147 million in loans, and $169 million in deposits. We expect to close the Anderen deal in the first half of 2012.

OPERATING RESULTS

For the quarter ended September 30, 2011, we reported a net income of $1.4 million compared to a net loss of $232,000 for the quarter ended September 30, 2010.

For the nine month period ended September 30, 2011, we reported a net income of $2.8 million compared to net income of $321,000 for the nine month period ended September 30, 2010. We have summarized the material variances between periods below.

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

Net interest earnings for the three-month periods ended September 30, 2011 and 2010 are reflected in the following table:

	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$793,424	$12,205	6.10%	$678,996	$10,111	5.97%
Investment securities	154,104	1,197	3.11%	95,797	833	3.48%
Federal funds sold and securities purchased under resale agreements	172,253	188	0.43%	161,289	157	0.39%
Total interest-earning assets	1,119,781	13,590	4.81%	936,082	11,101	4.76%
Non interest-earning assets	165,095			136,041
Allowance for loan losses	(13,614)			(12,791)
Total assets	$1,271,262			$1,059,332

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$125,274	54	0.17%	$104,356	$48	0.18%
Money market accounts	284,121	551	0.77%	185,565	429	0.93%
Savings accounts	40,601	56	0.55%	38,157	53	0.56%
Certificates of deposit	255,895	698	1.08%	301,166	1,242	1.65%
Fed funds purchased and repurchase agreements	11,135	3	0.11%	13,190	6	0.18%
Federal Home Loan Bank advances and other borrowings	9,478	90	3.77%	9,978	96	3.86%
Total interest-bearing liabilities	726,504	1,452	0.79%	652,412	1,874	1.15%

Non-interest bearing liabilities
Demand deposit accounts	325,054			228,336
Other liabilities	6,657			5,066
Total non interest-bearing liabilities	331,711			233,402
Shareholders’ equity	213,047			173,518

Total liabilities and shareholders’ equity	$1,271,262			$1,059,332

Net interest spread		$12,138	4.02%		$9,227	3.60%

Net interest on average earning assets - Margin			4.30%			3.95%

Our net interest income for the three months ended September 30, 2011 was positively impacted by the increase in average earning assets of $183.7 million as compared to the three months ended September 30, 2010 primarily the result of loans and investments acquired in the TBOM acquisition. Earnings for the current quarter were also positively impacted by the accretion of discounts related to loans acquired in the TBOM and Republic acquisitions of approximately $1.7 million for the three months ended September 30, 2011 as compared to $1.3 million for the same period in 2010. Included in the $1.7 million of accretion of discount was approximately $321,000 related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. A corresponding charge of approximately $321,000 was recorded as an adjustment to FDIC loss share receivable in total non-interest income related to these assets.

Net interest income was $12.1 million for the three months ended September 30, 2011, as compared to $9.2 million for the three months ended September 30, 2010, an increase of $2.9 million or 31.55%. The increase resulted primarily from an increase in average earning assets of $183.7 million or 19.62% primarily due to the TBOM acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 35 basis points from 3.95% during the three months ended September 30, 2010 to 4.30% during the three months ended September 30, 2011, mainly the result of the decrease of our cost of funds during the quarter. Accretion of $1.7 million on acquired loans added approximately 60 basis points to the quarter ended September 30, 2011 net interest margin. This compares to accretion of loan discount of $1.3 million during the quarter ended September 30, 2010, which added approximately 54 basis points to the September 30, 2010 margin. For the three months ended September 30, 2011, average loans represented 62.41% of total average assets and 76.14% of total average deposits and customer repurchase agreements compared to average loans of 64.10% of total average assets and average loans of 77.98% to total average deposits and customer repurchase agreements at September 30, 2010. Our cost of funds was approximately 36 basis points lower for the quarter ended September 30, 2011, as compared to 2010, primarily as a result of lower rates in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended September 30, 2011 and 2010:

	September 30, 2011 and 2010
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,094	$1,751	$343
Investment securities	364	461	(97)
Federal funds sold and securities purchased under resale agreements	31	11	20

Total interest-earning assets	$2,489	$2,223	$266
Liabilities
Interest-bearing liabilities
NOW accounts	$54	$54	$—
Money market accounts	551	551	—
Savings accounts	56	56	—
Certificates of deposit	650	148	502
Fed funds purchased and repurchase agreements	(426)	(220)	(206)
Other borrowings	37	—	37

Total interest-bearing liabilities	922	589	333

Net interest spread	$1,567	$1,634	$(67)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $624,000, or 40.65%, to $911,000 for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010. The change was principally due to expense associated with the disposition of assets acquired at amounts above the discounted carrying values and no sales of securities during the quarter ended September 30, 2011, as compared to the prior year.

Service charges and fees on deposits increased from the quarter ended September 30, 2010 by approximately $115,000 to $898,000 for the quarter ended September 30, 2011 primarily as a result of an increase in average deposits during 2011 of $173.4 million due primarily to the TBOM acquisition.

The adjustment to FDIC indemnification asset during the quarter ended September 30, 2011 represented a $321,000 expense due to the disposition of assets acquired in FDIC assisted acquisition transactions for $321,000 above the discounted carrying value of the asset resulting in a lower actual loss on the asset than originally estimated net of interest income earned in the receivable. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income for the quarter ended September 30, 2011 was $116,000.

During the quarter ended September 30, 2011, we had no sales of securities as compared to the sale of $13.1 million of securities for a net gain of $449,000 for the quarter ended September 30, 2010.

During the quarter ended September 30, 2011, the Bank sold $732,000 in OREO properties with a carrying value of $761,000 and recorded losses on the dispositions of $29,000 as compared to $0 for the quarter ended September 30, 2010.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $1.1 million, or 13.58%, from $8.2 million for the third quarter of 2010 to $9.4 million for the current quarter primarily as a result of the TBOM acquisition.

The following summarizes the changes in non-interest expense accounts for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three months ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	Difference
Salaries and employee benefits	$4,675	$3,764	$911
Occupancy and equipment	1,758	1,509	249
Data processing	790	696	94
Telephone	176	203	(27)
Stationery and supplies	79	78	1
Amortization of intangibles	122	107	15
Professional fees	418	517	(99)
Advertising	82	28	54
Regulatory assessment	186	392	(206)
Other	1,081	953	128
Total non-interest expense	$9,367	$8,247	$1,120

Salary and employee benefits increased by approximately $911,000 to $4.7 million for the quarter ended September 30, 2011 as compared to $3.8 million for the quarter ended September 30, 2010 primarily as a result of the acquisition of the TBOM operation. Full-time equivalent employees at the end of September 30, 2011 were 241 compared to 203 at September 30, 2010.

Occupancy and equipment increased by approximately $249,000 to $1.8 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 of $1.5 million primarily as a result of an increase in depreciation expense of $120,000 and repairs and maintenance on buildings of $86,000.

Data processing expenses increased by $94,000 to $790,000 for the quarter ended September 30, 2011, primarily as a result of the TBOM acquisition.

Professional fees decreased by $99,000 to $418,000 for the quarter ended September 30, 2011 primarily a result of lower carrying and resolution of costs related to non-performing assets during this quarter as compared to the same period in 2010.

Regulatory assessment decreased by $206,000 or 52.55% to $186,000 for the quarter ended September 30, 2011, as compared to $392,000 for the quarter ended September 30, 2010. The decrease is due to a change in the regulatory assessment methodology period over period.

Increases in other non-interest expenses were primarily due to the TBOM acquisition.

We recorded $1.45 million in provision for loan losses for the three months ended September 30, 2011, compared to $2.87 million for the three months ended September 30, 2010. The $1.45 million provision for loan losses for the three months ended September 30, 2011 was primarily the result of charge offs during the quarter, changes within classified assets during the quarter and the continuing fluctuations of values on the underlying collateral on impaired loans.

We recorded income tax expense of $836,000 for the three months ended September 30, 2011, compared to $123,000 of income tax benefit for the three months ended September 30, 2010. The increase is due to higher pretax income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Analysis for Nine Month Periods ended September 30, 2011 and 2010

Net Interest Income – Nine Month Periods ended September 30, 2011 and 2010

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

Net interest earnings for the nine month periods ended September 30, 2011 and 2010 are reflected in the following table:

	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest earning assets
Loans	$817,963	$40,977	6.70%	$673,099	$31,082	6.17%
Investment securities	125,849	3,040	3.22%	93,173	2,577	3.69%
Federal funds sold and securities purchased under resale agreements and other	160,210	557	0.46%	151,004	434	0.38%
Total interest earning assets	1,104,022	44,574	5.40%	917,276	34,093	4.97%
Non interest earning assets	180,188			139,187
Allowance for loan losses	(13,699)			(13,293)
Total assets	$1,270,511			$1,043,170

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$123,816	$165	0.18%	$106,144	$146	0.18%
Money market accounts	265,274	1,653	0.83%	169,927	1,229	0.97%
Savings accounts	40,551	164	0.54%	37,319	176	0.63%
Certificates of deposit	290,567	2,503	1.15%	305,661	3,970	1.74%
Customer Repurchase Agreements	12,468	13	0.14%	14,662	18	0.16%
Other borrowings	9,602	266	3.70%	10,008	349	4.66%
Total interest bearing liabilities	742,278	4,764	0.86%	643,681	5,888	1.22%
Non-interest bearing liabilities
Demand deposit accounts	321,178			220,631
Other liabilities	6,691			6,449
Total non-interest bearing liabilities	327,869			227,080
Shareholders’ equity	200,364			172,409
Total liabilities and shareholders’ equity	$1,270,511			$1,043,170

Net interest spread		$39,810	4.54%		$28,205	3.75%

Net interest on average earning assets - Margin			4.82%			4.11%

Our net interest income for the nine months ended September 30, 2011 was positively impacted by the increase in average earning assets of $186.7 million as compared to 2010 due primarily as a result of the loans and investments acquired in the TBOM transaction. Average loans increased by $144.9 million, or 21.52%, from $673.1 million at September 30, 2010 to $817.9 million at September 30, 2011. At September 30, 2011, average loans represented 64.38% of total average assets and 77.62% of total average deposits and customer repurchase agreements compared to 64.52% of total average assets and 78.79% of total average deposits and customer repurchase agreements at September 30, 2010.

Net interest income was $39.8 million for the nine months ended September 30, 2011, as compared to $28.2 million for the nine months ended September 30, 2010, an increase of $11.6 million or 41.15%. The increase resulted primarily from an increase in average earning assets of $186.7 million or 20.36% primarily due to the TBOM acquisition. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 71 basis points from 4.11% during the nine months ended September 30, 2010 to 4.82% during the nine months ended September 30, 2011, mainly the result of a reduction in the cost of funds. The accretion of loan discounts of $8.5 million during the nine month period on acquired loans added approximately 102 basis points to the September 30, 2011 margin of 4.82%. Inclusive within this amount is $2.9 million of interest related discounts realized on acquired loans which were resolved during the nine months ended September 30, 2011. A corresponding charge of $2.4 million was recorded as an adjustment to FDIC loss share receivable in total non-interest income allocated to these assets. Net interest income was also impacted by the increase in average loans as a percent of earning assets of 74.09% for the nine month period ended September 30, 2011 compared to 73.38% for the period ended September 30, 2010. Our cost of funds was approximately 36 basis points lower for the nine months ended September 30, 2011 as compared to 2010, primarily as a result of lower rates in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine-month periods ended September 30, 2011 and 2010:

	September 30, 2011 and 2010
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Earning Assets
Loans	$9,895	$7,097	$2,798
Investment securities	463	820	(357)
Interest earning assets
Federal funds sold and securities purchased under resale agreements and other	123	28	95
Total interest earning assets	$10,481	$7,945	$2,536

Liabilities and Shareholders’ Equity
Interest bearing liabilities
NOW accounts	$19	$24	$(5)
Money market accounts	424	613	(189)
Savings accounts	(12)	14	(26)
Certificates of deposit	(1,467)	(188)	(1,279)
Customer Repos	(5)	(2)	(3)
Other borrowings	(83)	(14)	(69)
Total interest bearing liabilities	$(1,124)	$447	$(1,571)

Net interest spread	$11,605	$7,498	$4,107

Noninterest Income, Noninterest Expense, Provision for Loan Losses, and Income Taxes – Nine Month Periods Ended September 30, 2011 and September 30, 2010

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and loans, and all other items of income, other than interest, resulting from our business activities. Noninterest income decreased by $2.2 million, or 63.27%, when comparing the first nine months of 2011 to the same period last year primarily due to expense associated with the disposition of assets acquired at amounts above the discounted carrying values.

Service charges and fees on deposit accounts increased approximately $360,000 for the nine months ended September 30, 2011 to $2.7 million as compared to $2.3 million for 2010 due to an increase in average deposits of $201.7 million when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010. This increase was primarily a result of the TBOM acquisition.

The increase in service charges and fees on deposit accounts was partially offset by an increase in losses on sales of OREO of $254,000 as compared to losses of $86,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company also adjusted its FDIC loss share receivable during the nine months ended September 30, 2011 by $2.4 million. This expense was the result of the disposition of acquired loans at amounts above the discounted carrying value of the loan resulting in a lower actual loss on the asset than originally estimated.

During the nine months ended September 30, 2010, we sold $22.0 million in securities resulting in a net gain of $435,000. We did not sell any securities during the nine months ended September 30, 2011.

Non-interest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $6.2 million, or 24.45%, from $25.5 million for the nine months ended September 30, 2010 to $31.7 million for the same period in 2011.

The following summarizes the changes in non-interest expense accounts for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

(Dollars in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Difference
Salaries and employee benefits	$15,037	$11,837	$3,200
Occupancy and equipment	5,863	4,741	1,122
Data processing	2,606	1,971	635
Telephone	614	562	52
Stationery and supplies	280	247	33
Amortization of Intangibles	373	327	46
Professional fees	1,540	1,260	280
Advertising	182	107	75
Merger reorganization expenses	750	630	120
Regulatory assessment	1,059	1,185	(126)
Other	3,411	2,617	794
Total non-interest expense	$31,715	$25,484	$6,231

Salaries and employee benefits increased by approximately $3.2 million to $15.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 of $11.8 million primarily as a result of the acquisition of the TBOM operation. Included in this amount is approximately $1.1 million of personnel related costs that were eliminated by June 30, 2011 due to the integration of TBOM. Full-time equivalent employees at the end of September 30, 2011 were 241 compared to 203 at September 30, 2010.

Occupancy and equipment increased by approximately $1.1 million to $5.9 million for the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010 of $4.7 million. Included in the $5.9 million of occupancy and equipment expense for the nine months ended September 30, 2011 is approximately $620,000 of semi-annual expense related to space acquired from the TBOM transaction which was eliminated effective June 1, 2011.

Data processing increased $635,000 to $2.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The change is due to an increase in the number of items processed as a result of the TBOM acquisition.

Merger reorganization expense of $750,000 represents the accrual of stay bonuses during the nine months ended September 30, 2011 for employees whose positions were eliminated by June 30, 2011. The $630,000 for the nine months ended September 30, 2010 relates to stay bonuses for Republic employees whose positions were eliminated by June 30, 2010. No additional expense for these employees occurred after June 30, 2011.

Regulatory assessment decreased by $126,000 or 10.63% to $1.1 million for the nine months ended September 30, 2011, as compared to $1.2 million for the same period in 2010. The decrease is due to a change in the regulatory assessment methodology.

Increases in other non-interest expenses are primarily the result of the TBOM acquisition.

We recorded a $4.8 million loan loss provision for the nine months ended September 30, 2011, compared to $5.62 million for the nine months ended September 30, 2010. The $4.8 million provision for the nine months ended September 30, 2011 was primarily the result of charge offs during the period, changes within classified assets and the continuing fluctuation of real estate values on the underlying collateral on impaired loans.

We recorded $1.8 million in income tax expense for the nine months ended September 30, 2011, compared to tax expense of $240,000 for the same period in 2010. The increase is due to an increase in pretax income period over period.

FINANCIAL CONDITION

At September 30, 2011, our total assets were $1.25 billion and our net loans were $774.6 million or 62.08% of total assets. At December 31, 2010, our total assets were $1.27 billion and our net loans were $864.1 million or 68.14% of total assets. Net loans decreased by approximately $89.5 million to $774.6 million at September 30, 2011 due primarily to a number of significant pay-offs during the year and resolutions on acquired loans partially offset by new loan production.

At September 30, 2011, the allowance for loan losses was $13.1 million or 1.67% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.49% of total loans.

At September 30, 2011, our total deposits were $1.005 billion, a decrease of $59.3 million or 5.57% over December 31, 2010 of $1.065 billion. Non-interest bearing deposits represented 31.47% of total deposits at September 30, 2011 compared to 26.42% at December 31, 2010. The decrease in total deposits was primarily a result of the run off of some higher cost deposits acquired in the TBOM acquisition.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2011 and December 31, 2010, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84% and 84%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, and locations.

At 1st United, we consider our focus to be in business banking. Through our business banking activities, we provide commercial purpose real estate secured loans as referenced above and also provide commercial and residential real estate loans. Business banking also provides loan facilities ranging from commercial purpose non-real estate secured loans, to lines of credit, Export/Import Bank loans, SBA loans and letters of credit.

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

The following charts illustrate the composition of loans in our loan portfolio as of September 30, 2011 and December 31, 2010.

Loan Portfolio as of September 30, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	515	$140,163	17.79%	11.22%
HELOCs and equity	261	53,966	6.85%	4.32%

Commercial:
Secured – non-real estate	499	106,528	13.52%	8.53%
Secured – real estate	65	39,884	5.06%	3.19%
Unsecured	32	10,222	1.30%	0.82%

Commercial Real Estate:
Owner occupied	170	156,911	19.92%	12.57%
Non-owner occupied	186	207,741	26.37%	16.64%
Multi-family	62	30,142	3.83%	2.41%

Construction and Land Development:
Construction	2	4,038	0.51%	0.32%
Improved land	20	13,241	1.68%	1.06%
Unimproved land	14	13,032	1.66%	1.04%

Consumer and other	190	11,825	1.51%	0.96%

Total September 30, 2011	2,016	$787,693	100.00%	63.08%

Loan Portfolio as of December 31, 2010

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	575	$172,895	19.71%	13.64%
HELOCs and equity	284	55,459	6.32%	4.38%

Commercial:
Secured – non-real estate	478	105,319	12.01%	8.31%
Secured – real estate	54	37,012	4.22%	2.92%
Unsecured	99	22,872	2.61%	1.81%

Commercial Real Estate:
Owner occupied	181	157,487	17.95%	12.43%
Non-owner occupied	204	239,785	27.33%	18.92%
Multi-family	62	38,911	4.44%	3.07%

Construction and Land Development:
Construction	—	—	0.00%	0.00%
Improved land	36	22,207	2.53%	1.75%
Unimproved land	9	11,687	1.33%	0.92%

Consumer and other	200	13,626	1.55%	1.08%

Total December 31, 2010	2,182	$877,260	100.00%	69.23%

The following chart illustrates the composition of our construction and land development loan portfolio as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$1,299	0.16%	$—	0.00%
Residential spec	—	—%	—	0.00%
Commercial	2,739	0.35%	—	0.00%
Commercial spec	—	—%	—	0.00%
Land Development
Residential	1,820	0.23%	2,384	0.27%
Residential spec	11,832	1.50%	12,997	1.48%
Commercial	1,130	0.15%	7,600	0.86%
Commercial spec	11,491	1.46%	10,912	1.24%

Total	$30,311	3.85%	$33,893	3.85%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2011 had either an interest rate modifications ranging from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of September 30, 2011, and December 31, 2010, which are performing in accordance with their modification agreements.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Residential real estate	$429	$2,649
Commercial real estate	11,417	6,996
Construction and land development	6,027	4,750
Commercial	2,439	277

Total	$20,312	$14,672

The average yield on loans classified as troubled debt restructurings was 4.38% and 4.80% at September 30, 2011 and December 31, 2010, respectively.

Excluded from above are four loans which were troubled debt restructuring totaling $7.6 million that are non-accrual at September 30, 2011 and included in non-accrual loans. There were no loans classified as troubled debt restructured which were non-accrual at December 31, 2010. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. Troubled debt restructuring loans are considered impaired.

During the quarter ended September 30, 2011, we did not lower a loan’s interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2010, we had approximately $2.6 million in commercial real estate and $650,000 in residential loans which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the quarters ended September 30, 2011 and 2010, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $617,000, and $513,000, respectively. During the nine months ended September 30, 2011 and 2010, interest income not recognized on non-accrual loans was approximately $1.7 million and $831,000, respectively.

Our non-performing and troubled debt restructuring assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total		Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$7,477	$4,114		$11,591	$6,062	$3,722	$9,784
Home equity lines	610	104		714	1,638	—	1,638
Commercial real estate	15,485	3,104		18,589	8,381	504	8,885
Construction and land development	568	79		647	1,759	118	1,877
Commercial	322	158		480	241	73	314
Other	—	—		—	289	—	289
Total	$24,462	$7,559		$32,021	$18,370	$4,417	$22,787

Accruing => 90 days past due
Residential real estate	$—	$—		$—	$—	$—	$—
Home equity lines	—	—		—	—	—	—
Commercial real estate	—	—			—	—	—
Construction and land development	—	—		—	—	—	—
Commercial	—	—		—	—	—	—
Other	—	—		—	—	—	—
Total	$—	$—	$		$—	$—	$—

Total non-accruing loans	$24,462	$7,559		$32,021	$18,370	$4,417	$22,787
Accruing => 90 days past due	—	—		—	—	—	—
Foreclosed real estate	1,571	7,038		8,609	2,449	4,960	7,409
Total non-performing assets	26,033	14,597		40,630	20,819	9,377	30,196
Trouble debt restructured loans	20,312	—		20,312	14,672	—	14,672
Total non-performing assets and troubled debt restructured loans	$46,345	$14,597		$60,942	$35,491	$9,377	$44,868

Ratios
Total non-accruing and accruing => 90
days past due to total loans	3.11%	0.96%		4.07%	2.09%	0.51%	2.60%
Total non-performing assets to total assets	2.09%	1.17%		3.26%	1.64%	0.74%	2.38%
Total non-performing assets and
troubled debt restructured loans to
total assets	3.71%	1.17%		4.88%	2.80%	0.74%	3.54%

The increase in the percentage of non-accrual and accruing loans greater than 90 days past due at September 30, 2011 as compared to December 31, 2010 is due to a $9.2 million increase in such loans, of which $3.1 million of the increase is related to loans subject to loss share agreements. Coupled with this increase, total loans, gross of the allowance for loan losses and unearned fees, decreased by $89.3 million from December 2010 to September 2011 due to payoff and resolution of acquired loans.

Since December 31, 2010, for non-performing assets not subject to Loss Share Agreements, we had approximately $2.8 million in non-accrual loans which were charged off, $6.8 million were paid off and approximately $12.1 million was added to non-accrual and $1.8 million was returned to accrual status during the nine month period.

Loans included in non-accrual loans not covered by Loss Share Agreements at September 30, 2011 were as follows:

(Dollars in thousands)
	Carrying Value	Specific Reserve	Net Carrying Value	Appraised Value	Appraisal Date
Loans greater than $1 million:
Commercial property in Broward County	$4,538	$501	$4,037	$4,700	3/29/11
Commercial property in Broward County	3,615	1,437	2,178	2,400	6/15/11
Residential property in Palm Beach County	2,579	—	2,579	2,850	8/18/11
Industrial condo in Broward County	2,216	214	2,002	2,265	11/18/10
Residential property in Broward County	2,195	484	1,711	1,950	8/9/11
Residential property in Broward County	1,754	—	1,754	3,800	3/15/11
Industrial warehouse in Palm Beach County	1,532	487	1,045	1,235	12/21/10
Subtotal	18,429	3,123	15,306

Loans under $1 million:	6,033	1,303	4,730

Total	$24,462	$4,426	$20,036

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Lloss Share Agreements, at September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011
(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$—	$—	$—	$—	$4,114	$7,477	$4,114	$7,477
HELOCs and equity	—	300	—	—	104	610	104	910

Commercial:
Secured – non-real estate	—	—	—	—	40	322	40	322
Secured – real estate	—	280	—	—	118	—	118	280
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	273	497	7,249	497	7,522
Non-owner occupied	—	—	—	—	908	8,236	908	8,236
Multi-family	—	—	—	—	1,699	—	1,699	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	568	—	568
Unimproved land	—	2,516	—	—	79	—	79	2,516

Consumer and other	—	—	—	—	—	—	—	—
Total September 30, 2011	$—	$3,096	$—	$273	$7,559	$24,462	$7,559	$27,831

December 31, 2010

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$2,280	$—	$116	$—	$3,723	$6,062	$6,119	$6,062
HELOCs and equity	—	136	—	—	—	1,638	—	1,774

Commercial:
Secured – non-real estate	—	1,095	—	185	149	191	149	1,471
Secured – real estate	—	—	—	—		50		50
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	4,692	—	—	—	5,044	—	9,736
Non-owner occupied	937	92	359	2,276	183	3,581	1,479	5,949
Multi-family	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	118	631	118	631
Unimproved land	—	—	—	—	—	1,128	—	1,128

Consumer and other	—	—	—	—	—	289	—	289
Total December 31, 2010	$3,217	$6,015	$475	$2,461	$4,173	$18,614	$7,865	$27,090

Past due loans subject to Loss Share Agreements decreased by $551,000 from $7.9 million at December 31, 2010 to $7.5 million at September 30, 2011. Past due loans not subject to Loss Share Agreements increased by $741,000 from $27.1 million at December 31, 2010 to $27.8 million at September 30, 2011. Overall there were decreases in loans accruing 30 to 59 days past due and loans accruing and 60 to 89 days past due between December 31, 2010 and September 30, 2011.

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

For the three and nine months ended September 30, 2011, the Bank recorded $1.7 million and $8.5 million, respectively, in interest income related to the accretion of discounts on loans acquired under Loss Share Agreements. Included within these amounts were $321,000 and $2.9 million of accretion income related to loans which were resolved during the three and nine months ended September 30, 2011. The Bank records a charge to earnings with the FDIC loss share receivable within non-interest income for discounts realized on loans which were resolved at amounts greater than or equal to our acquired balance. For the three and nine months ended September 30, 2011, the Bank recorded a charge to the adjustment to FDIC loss share receivable of $321,000 and $2.4 million, respectively.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of September 30, 2011 and December 31, 2010.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
September 30, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate:
First mortgages	$809	$136	$3,051	$541	$3,304	$4,843
HELOCs and equity	—	—	471	471	104	152

Commercial:
Secured – non-real estate	—	—	225	187	40	1,260
Secured – real estate	—	—	—	—	118	1,276
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	7,249	1,468	497	2,773
Non-owner occupied	303	77	5,921	1,705	605	10,960
Multi-family	427	28	—	—	1,271	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	305	54	—	3,775
Unimproved land	—	—	—	—	79	2,515

Consumer and other	—	—	—	—	—	—

Total September 30, 2011	$1,539	$241	$17,222	4,426	$6,018	$27,554

Impaired loans increased by $14.8 million from $37.5 million at December 31, 2010 to $52.3 million at September 30, 2011. Impaired loans subject to loss share agreements increased by $3.1 million as the Bank continues to evaluate acquired credits and increases in past due loans. Impaired loans not subject to Loss Share Agreements increased by $11.7 million from December 31, 2010 to September 30, 2011 primarily due to increases in loans modified and classified as TDRs of $5.6 million and increase in loans past due and non-accrual of approximately $6.1 million.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2010	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate:
First mortgages	$50	$4	$6,971	$1,215	$3,673	$1,725
HELOCs and equity	—	—	1,513	651	—	139

Commercial:
Secured – non-real estate	—	—	311	210	73	—
Secured – real estate	—	—	50	50	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	6,124	1,027	245	1,455
Non-owner occupied	—	—	6,512	685	259	1,446
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	5,382	822	118	—
Unimproved land	—	—	—	—	—	1,128

Consumer and other	—	—	289	108	—	—

Total December 31, 2010	$50	$4	$27,152	$4,768	$4,368	$5,893

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 28 basis points of the allowance for loan losses at September 30, 2011.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-

case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

At September 30, 2011, the allowance for loan losses was $13.1 million or 1.67% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.49% of total loans.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. The Company analyzes loans individually by classifying the loans as to credit risk. Our classification of loans at September 30, 2011 and December 31, 2010 were as follows:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

September 30, 2011
Residential Real Estate:
First mortgages	$140,163	$94,100	$2,147	$4,114	$26,525	$5,456	$7,821
HELOCs and equity	53,966	5,172	—	104	40,885	5,391	2,414

Commercial:
Secured – non-real estate	106,528	19,548	721	40	77,930	6,625	1,664
Secured – real estate	39,884	8,795	242	117	18,579	11,391	760
Unsecured	10,222	2,704	—	—	7,073	—	445

Commercial Real Estate:
Owner occupied	156,911	28,184	8,354	751	98,945	9,305	11,372
Non-owner occupied	207,741	95,377	14,077	907	71,938	8,465	16,977
Multi-family	30,142	20,983	1,916	1,699	4,861	683	—

Construction and Land Development:
Construction	4,038	—	—	—	4,038	—	—
Improved land	13,241	361	—	—	7,347	1,454	4,079
Unimproved land	13,032	2,400	213	79	7,824	—	2,516

Consumer and other	11,825	1,077	—	—	10,631	12	105
Total September 30, 2011	$787,693	$278,701	$27,670	$7,811	$376,576	$48,782	$48,153

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2010
Residential Real Estate:
First mortgages	$172,895	$109,811	$5,444	$289	$46,921	$1,622	$8,808
HELOCs and equity	55,459	2,606	—	—	48,754	1,764	2,335

Commercial:
Secured – non-real estate	105,319	11,584	4,617	94	86,448	—	2,576
Secured – real estate	37,012	4,473	—	—	32,489	—	50
Unsecured	22,872	12,499	—	—	9,921	757	452

Commercial Real Estate:
Owner occupied	157,487	34,400	84	—	103,398	6,636	12,969
Non-owner occupied	239,785	118,687	22,994	226	75,601	5,446	16,831
Multi-family	38,911	30,218	2,077	—	6,616	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—
Improved land	22,207	7,137		—	8,604	1,084	5,382
Unimproved land	11,687	—	—	—	7,830	214—	3,643

Consumer and other	13,626	4,632	—	—	8,666	39	289

Total December 31, 2010	$877,260	$336,047	$35,216	$609	$435,248	$16,805	$53,335

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

The total of substandard loans, which include all non-accrual loans, totaled $55.9 million at September 30, 2011 (of which $7.8 million is subject to the Loss Share Agreements) and $53.9 million at December 31, 2010 (of which $609,000 is subject to the Loss Share Agreements). The increase since December 31, 2010 is due to the addition of $3.1 million in non-accrual loans acquired from TBOM which are covered by the Loss Share Agreements offset by an upgrade in loans classified as substandard at December 31, 2010. The Bank regularly evaluates the classifications of loans and recommends either upgrades or downgrades to credits as events or circumstances warrant. In addition, at September 30, 2011, we had $52.3 million (or 4.58% of total loans) in loans we classified as impaired. This compares to $37.5 million or 4.27% of total loans at December 31, 2010. The increase was primarily due to an increase in troubled debt restructurings during the period of approximately $10.2 million and the addition of approximately $3.1 million in non-accrual loans covered by the Loss Share Agreements during the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $4.7 million and $4.8 million, respectively. The specific credit allocation for loans impaired is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At September 30, 2011, we had $76.6 million (9.7% of outstanding loans), which includes $27.7 million in loans subject to Loss Share Agreements, which compares to $52.0 million (5.93% of outstanding loans) of which $35.2 million were subject to Loss Share Agreements, at December 31, 2010. Special mention loans not subject to Loss Share Agreements were $48.8 million at September 30, 2011, an increase of $31.9 million from December 31, 2010. The increase is attributable to ongoing reviews of loans and management’s assessment that potential weaknesses are present at September 30, 2011 which were not present at December 31, 2010. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the three and nine months ended September 30, 2011, we recorded $1.45 million and $4.8 million, respectively, in provision for loan losses primarily as a result of charge offs during the period, changes within classified loans and a continued deterioration of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, July 1, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273
Provisions for loan losses	(692)	3	1,482	143	514	1,450
Loans charged off	(45)	(1,054)	(2)	(496)	—	(1,597)
Recoveries	—	1	—	1	3	5
Ending Balance, September 30, 2011	$2,211	$2,130	$5,976	$2,258	$556	$13,131

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(731)	865	2,642	1,491	533	4,800
Loans charged off	(948)	(1,769)	(843)	(1,162)	(132)	(4,854)
Recoveries	58	8	32	34	3	135
Ending Balance, September 30, 2011	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

(Dollars in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$12,866	$13,282
Provision for loan losses	2,870	5,620
Loans charged-off	(4,290)	(7,583)
Recoveries	55	182

Ending balance, September 30, 2010	$11,501	$11,501

          Allowance for Loan Losses Allocation

As of September 30, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$187	$1,012	$3,173	$54	$—	$4,426
Purchase credit impaired loans	—	136	105	—	—	241
Total specific reserves	187	1,148	3,278	54	—	4,667
General reserves	2,024	982	2,698	2,204	556	8,464
Total	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Total Loans	$156,634	$194,129	$394,794	$30,311	$11,825	$787,693

Allowance as percent of loans per category as of September 30, 2011	1.41%	0.86%	1.63%	7.45%	4.71%	1.67%

As of December 31, 2010:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Total Loans	$165,203	$228,354	$436,184	$33,893	$13,626	$877,260

Allowance as percent of loans per category as of December 31, 2010	2.32%	1.33%	0.95%	5.59%	1.12%	1.49%

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time the loan is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At September 30, 2011, we had $8.6 million of OREO property, of which $4.2 million was a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreement and $2.8 million as a result of the Republic acquisition which is covered under the Republic Loss Share Agreement. At December 31, 2010, we had $7.4 million of OREO property, of which $5.0 million were a result of the TBOM acquisition and are covered under the TBOM Loss Share Agreements.

The following is a summary of other real estate owned as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$822	$6,299	$7,121	$2,147	$3,945	$6,092
Residential real estate	749	739	1,488	302	1,015	1,317
Total	$1,571	$7,038	$8,609	$2,449	$4,960	$7,409

Investment Securities

We manage our securities available for sale portfolio, which represented 13.76% of our average earning asset base for the quarter ended September 30, 2011, as compared to 9.8% at year ended December 31, 2010, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

Deposits

Total deposits decreased by $59.3 million from December 31, 2010 to total deposits of $1.005 billion at September 30, 2011, due primarily to partial run off of deposits acquired in the TBOM transaction which was partially offset by growth in transaction accounts during the quarter. At September 30, 2011, non-interest bearing deposits represented approximately 31.47% of deposits compared to 26.42% at December 31, 2010. The Bank had no brokered deposits at September 30, 2011. However, the Bank does participate in the CDARS program (reciprocal) with balances of $14.8 million at September 30, 2011.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At September 30, 2011, 1st United Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 19.87%, a Tier 1 risk-based capital ratio of 17.89%, and a Tier 1 leverage ratio of 8.94%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios for the respective periods:

	Actual		Minimum for Capital Adequacy		Minimum for Well Capitalized
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
As of September 30, 2011
Total capital to risk-weighted assets Consolidated	$175,944	28.86%	$48,776	8.00%	$60,970	10.00%
1st United	120,102	19.87%	48,353	8.00%	60,441	10.00%
Tier I capital to risk-weighted assets Consolidated	163,880	26.88%	24,388	4.00%	36,582	6.00%
1st United	108,109	17.89%	24,176	4.00%	36,265	6.00%
Tier I capital to total average assets Consolidated	163,880	13.50%	48,565	4.00%	60,707	5.00%
1st United	108,109	8.94%	48,357	4.00%	60,446	5.00%
As of December 31, 2010
Total capital to risk-weighted assets Consolidated	$137,282	23.71%	$45,765	8.00%	$57,206	10.00%
1st United	116,571	20.26%	45,415	8.00%	56,769	10.00%
Tier I capital to risk-weighted assets Consolidated	125,221	21.62%	22,883	4.00%	34,324	6.00%
1st United	104,564	18.18%	22,707	4.00%	34,061	6.00%
Tier I capital to total average assets Consolidated	125,221	11.78%	42,526	4.00%	53,157	5.00%
1st United	104,564	9.90%	42,237	4.00%	52,769	5.00%

Bancorp completed the issuance of 5,750,000 shares during the nine months ended September 30, 2011 at $6.50 per share for total additional proceeds of approximately $35.1 million, net of offering costs of $2.3 million. In addition, Bancorp has an effective shelf registration statement, which may be used form time to time when additional capital is required.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At September 30, 2011, we had approximately $315.3 million in cash and cash equivalents and securities, of which $24.8 million of securities, at fair value, were pledged.

At September 30, 2011, we had no short-term borrowings and long-term borrowings of $5.0 million from the FHLB. At September 30, 2011, we had commitments to originate loans totaling $70.0 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2011 totaled $194.6 million, and loans maturing in the next twelve months totaling approximately $145.2 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2011, we had short-term lines available from correspondent banks totaling $46.0 million, FRB discount window availability of $39.2 million, and borrowing capacity from the FHLB of $42.5 million based on collateral pledged, for a total credit available of $127.7 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $296.0 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2011, we had $70.0 million in commitments to originate loans and $6.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment. For such loans, an allowance for loan losses is established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less estimated costs of sale.

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

Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statements and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. A valuation allowances is provided against deferred tax assets which are not likely to be realized.

FDIC Loss Share Receivable

The Company accounts for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. For loans that are acquired, the Company reviews each loan or loan pool to determine whether there is evidence of a deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements, the Company considers expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus an allowance for estimated future losses is not established on the acquisition date. The Company refines its estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, the Company updates the expected future cash flows on loans acquired. Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

The Company has entered into agreements with the FDIC for reimbursement of losses within acquired loan portfolios. The FDIC loss share receivable is recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable result in either an increase or a decrease in the FDIC loss share receivable. Deterioration in loan credit quality increases the FDIC loss share receivable; increases in credit quality decrease the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduce the FDIC loss share receivable.

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

ITEM 5. OTHER INFORMATION

On October 24, 2011, we announced via press release our financial results for the three-month period ended September 30, 2011. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

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

2.1

Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank of Florida, Clearwater, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of October 21, 2011. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8K (filed October 24, 2011) (No. 001-34462).

2.2

Agreement and Plan of Merger by and among 1st United Bancorp, Inc. and Anderen Financial, Inc., and Anderen Bank dated October 24, 2011. Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8K (filed October 24, 2011) (No. 001-34462).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 24, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: October 24, 2011	By:/s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
2.1

Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank of Florida, Clearwater, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of October 21, 2011. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8K (filed October 24, 2011) (No. 001-34462).

2.2	Agreement and Plan of Merger by and among 1st United Bancorp, Inc. and Anderen Financial, Inc., and Anderen Bank dated October 24, 2011. Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8K (filed October 24, 2011) (No. 001-34462).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated October 24, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document