Form 10-K
period 2011-12-31
1st United Bancorp, Inc.
filed 2012-02-08
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $139 million (based on the sales price at which of the Registrant’s common stock was last sold on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2012
Common Stock, $0.01 par value per share	30,569,032 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2012 are incorporated by reference in Part III.

1ST UNITED BANCORP, INC.
For the year ended December 31, 2011

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements include, without limitation:

▪	our ability to comply with the terms of the loss sharing agreements with the FDIC;

▪	the strength of both the United States economy in general and the local economies in which we operate;

▪	our ability to successfully integrate the operations of banks acquired in FDIC-assisted transactions, including, but not limited to, Old Harbor Bank;

▪	our ability to retain key members of management;

▪	the accuracy of our financial statement estimates and assumptions, including the estimate of our loan loss provision;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	our need and our ability to incur additional debt or equity financing;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

▪	inflation, interest rate, market, and monetary fluctuations;

▪	legislative and regulatory changes, including the Dodd-Frank Act;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

▪	changes in securities and real estate markets;

▪	increased competition and its effect on pricing, including the impact on our noninterest margin from the repeal of Regulation Q;

▪	negative publicity and the impact on our reputation;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws; and

▪	our ability to manage the risks involved in the foregoing.

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

About Us

General

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United Bank, is a Florida-chartered commercial bank, which operates 19 banking centers in Florida, from Central Florida through the Treasure Coast to South Florida, including Brevard, Broward, Indian River, Miami-Dade, Palm Beach, Pasco, and Pinellas Counties. Over the past eight years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have

▪	increased total assets from $66.8 million to $1.421 billion;

▪	increased total net loans from $39.6 million to $868.0 million;

▪	grown non-interest bearing deposits from $4.6 million to $329.3 million; and

▪	expanded our branch network from one location to 19 locations.

In this report, the terms “Company,” “Bancorp,” “we,” “us,” or “our” mean 1st United Bancorp, Inc. and all of its consolidated subsidiaries. “1st United” or the “Bank” means 1st United Bank, a Florida chartered commercial bank.

Our Competitive Advantage

We believe we distinguish ourselves from our competitors through the following competitive strengths:

Community Bank Philosophy. We operate with a community banking philosophy where we seek to develop broad customer relationships based on service and convenience while maintaining our conservative approach to lending and strong asset quality. We operate with a private bank ethic for our business, professional, and individual clients. Due to large banking organizations moving their focus to large corporate clients rather than customers in our local communities and the heightened level of consolidation activity among banks in Florida, we believe that our emphasis on personal service will enhance our ability to compete successfully and capitalize on dissatisfaction among customers of larger institutions.

Experienced Management. We believe our success has been built on the strength of our management team and board of directors. Our executive management team has extensive Florida banking experience, collectively over 124 years in the Florida banking market, as well as valuable community and business relationships in our core markets.

Growth Strategies. We have maintained our focus on a strategy of opportunistic expansion and have sought to enhance our franchise by increasing market share in our core markets. As a result, we have completed three FDIC-assisted transactions since December 2009. Our executive management team has extensive merger and acquisition experience which we intend to leverage along with our favorable financial position to take advantage of acquisitions that may become available in our market areas, including additional FDIC-assisted transactions. We will continue to be disciplined as it pertains to future acquisitions and only pursue those opportunities that meet out strategic objectives.

Market Opportunity. We operate in what we believe to be some of the most attractive markets in Florida. The community banking industry in these markets is significantly distressed. We believe that this distress will give us opportunities to acquire other institutions and increase our market share. We believe we are well-positioned to capitalize on these opportunities.

Focus on Asset Quality. We strive to maintain a high-quality loan portfolio and maintain the quality of our assets. As a result of conservative underwriting standards, prudent loan approval authority levels and procedures, experienced loan officers with an intimate knowledge of the local market, and diligent monitoring of the loan portfolio, our asset quality continues to compare favorably relative to industry and local peers.

Core Deposit Growth. A key source of our strong balance sheet growth has been the generation of a stable base of core deposits. It is our strategy to have a mix of core deposits, which favors non-interest deposits in the range of 15.0% to 30.0% of total deposits with time deposits comprising 50.0% or less of total deposits. As of December 31, 2011, approximately 27.87% and 27.97% of our total deposits were comprised of noninterest deposits and time deposits, respectively.

Net Interest Margin. Our stable funding base consisting primarily of core deposits, coupled with our credit quality results in a higher net interest margin compared to our peer group of Florida-chartered commercial banks with assets between $500 million and $2 billion, based on data derived from the FDIC Call Reports. Our net interest margin for the fiscal year ended December 31, 2011, was 4.76%. Although the historical low interest rate environment has reduced the relative benefit of our low cost funding base, we believe the consistency and low cost nature of our deposits will prove to be more of a competitive advantage in a rising rate environment.

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which we believe has been enhanced despite the prodigious growth we have experienced recently, of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service and differentiates us from larger competitors. As a locally-managed institution with strong ties to the community, our core customers are primarily comprised of small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. Because of our identity and origin as a locally-owned and operated bank, we believe that our level of personal service provides a competitive advantage over the larger out-of-state banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that with our focus on community banking needs and customer service, together with a comprehensive suite of deposit and loan products typically found at larger banks, a highly experienced management team and strategically located banking centers, we are well-positioned to be a strong competitor within our market area. A central part of our strategy is generating core deposits to support growth of a strong and stable loan portfolio.

Growth Through Acquisitions

We intend to continue to opportunistically expand and grow our business by building on our business strategy and increasing market share in our key Florida markets. We believe the demographics and growth characteristics within the communities we serve will provide significant franchise enhancement opportunities to leverage our core competencies while acquisitive growth will enable us to take advantage of the extensive infrastructure and scalable platform that we have assembled.

A significant portion of our growth has been through acquisitions. Under our current management team, we have announced seven transactions (including one pending transaction) since 2004:

Acquired Bank	Headquarters	Year Acquired

First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A.(2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida(2)	Clearwater, Florida	2011
Anderen Bank	Palm Harbor, Florida	Pending

(1)	Branch acquisition

(2)	FDIC-assisted transaction

We have completed three FDIC-assisted acquisitions within the past 24 months.

Recent Developments

          Agreement to Acquire Anderen Financial, Inc.

On October 24, 2011, 1st United entered into an Agreement and Plan of Merger (the “Anderen Agreement”) to acquire 100% of the outstanding common shares of Anderen Financial, Inc. (“Anderen”), the parent company of Anderen Bank. Upon closing, existing shareholders of Anderen will receive a combination of 50% common equity shares of Bancorp and 50% cash at a price based on the adjusted tangible book value of Anderen (as computed under the terms of the Anderen Agreement). On December 31, 2011, the unaudited financial statements of Anderen had assets of $207 million, including $146 million of total loans, $49 million of cash and securities, $1 million of other real estate owned and $13 million of other assets. Liabilities included $166 million in deposits and common shareholder equity was approximately $40 million. Anderen Bank has one banking center in the Orlando, Florida region and three banking centers in the Tampa, Florida region. The transaction is expected to close in the first half of 2012, subject to shareholder approval. 1st United expects to record goodwill associated with the transaction but the amount will not be known until the initial fair value accounting is completed.

          Acquisition of Old Harbor Bank of Florida

On October 21, 2011, 1st United entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquired substantially all of the assets of Old Harbor Bank of Florida (“Old Harbor”). The fair value of the assets acquired included $24.7 million in cash and cash equivalents, $31.0 million in securities available for sale, $116.7 million in loans and $2.3 million in other real estate owned. 1st United also assumed approximately $209.6 million in deposits. 1st United recorded goodwill from the initial fair value transaction of $7.0 million. Old Harbor operated seven banking centers in Pasco and Pinellas Counties, Florida, and had 42 employees.

The deposits were acquired with a 0% premium and assets were acquired at a discount of approximately $8.5 million, subject to customary adjustments. The terms of the Old Harbor Agreement provide for the FDIC to indemnify 1st United against claims with respect to liabilities and assets of Old Harbor or any of its affiliates not assumed or otherwise purchased by 1st United and with respect to certain other claims by third parties.

In connection with the acquisition of Old Harbor, 1st United entered into loss sharing agreements (the “Old Harbor Loss Sharing Agreements”) with the FDIC that collectively cover a substantial portion of the loan portfolio and all of the other real estate owned (the “Covered Assets”). None of the other acquired assets of Old Harbor are covered by the Old Harbor Loss Sharing Agreements with the FDIC. The Old Harbor Loss Sharing Agreements provide for the reimbursement of 70% of losses with respect to Covered Assets, up to approximately $49 million. The loss sharing agreement applicable to single-family residential mortgage loans and to commercial loans and other real estate owned are for ten and five years, respectively.

The Company estimated the acquisition fair value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805) and ASC Topic 820, Fair Value Measurements. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year.

On the date of acquisition, 1st United did not immediately acquire the furniture or equipment or any of the owned facilities of Old Harbor. However, 1st United had the option to purchase the furniture and equipment and any owned facilities from the FDIC. Management of 1st United assessed each location and determined not to assume three branches, two of which were leased and one of which was owned. 1st United agreed to purchase the facilities of two locations and related furniture and equipment for $2.2 million and assumed the leases of two other facilities. Customers of the branches not assumed will continue to be serviced from the retained branches.

          The Bank of Miami Acquisition

On December 17, 2010, the Company, through our banking subsidiary 1st United, entered into a purchase and assumption agreement with the FDIC, as receiver for The Bank of Miami (“TBOM”). Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements. The loss sharing agreements cover 80% of losses incurred on acquired loans and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate loans and five years with respect to losses on non-residential real estate loans and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the loss share agreement with the FDIC.

1st United received a $38.0 million net discount on the assets acquired. TBOM operated three banking centers in Miami-Dade County, Florida. None of the centers were retained by the Company and the related deposits were serviced from existing 1st United branch facilities.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $36.3 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The TBOM Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements. An acquisition gain of $10.1 million was recorded as a component of non-interest income in gain on acquisitions in the consolidated statement of operations for the year ended December 31, 2010.

          Republic Federal Acquisition

On December 11, 2009, 1st United, entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included loans and cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. We assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss sharing agreements (the “Republic Loss Sharing Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the Republic Loss Sharing Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Republic Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Sharing Agreements.

1st United received $34.2 million from the FDIC above the Republic carrying value of the net assets acquired. The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $43.8 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Republic Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

An acquisition gain of $20.5 million was recorded and is included as a component of non-interest income in gain on acquisition in the consolidated statement of operations for the year ended December 31, 2009.

Investment Activity

Our consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity, and optimize return. The portfolio includes residential mortgage-backed securities and residential collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The following table sets forth the carrying amount of our investments portfolio, all of which was classified as available-for-sale as of December 31, 2011, 2010 and 2009:

(Dollars in thousands)	December 31,
	2011	2010	2009
Fair value of investment in:
U.S. agency residential	$—	$4,038	$12,417
Residential collateralized mortgage obligations	7,757	14,695	84
Residential mortgage-backed	193,965	83,556	74,354
Municipal securities	—	—	1,988
	$201,722	$102,289	$88,843

The following table sets forth the combined fair value and weighted average yield of our securities available for sale portfolio as of December 31, 2011. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

(Dollars in thousands)	Fair Value	Weighted Average Yield
Residential Mortgage-Backed Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	—	—
Over ten years	—	—
Residential mortgage-backed	193,965	3.71
Total	$193,965	3.71%

Residential Collateralized Mortgage Obligations
One year or less	$—	—%
Over one year through five years	—	—
Over five year through ten years	—	—
Over ten years	—	—
Residential collateralized mortgage obligations	7,757	4.52
Total	$7,757	4.52%
Total Fair Value	$201,722	3.75%
Total Amortized Cost	$197,610	3.75%

As of December 31, 2011, we did not hold any tax-exempt obligations or instruments from issuers (other than the U.S. government agencies) where the amortized cost or market value represented more than ten percent of shareholders’ equity.

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

We follow a lending policy that permits prudent risks to assist consumers and businesses in our market area. We do not originate any subprime loans. Loan-related interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. We are expected to meet the credit needs of customers in the communities we serve while allowing prudent liquidity through our securities portfolio. We expect this positive, community-oriented lending philosophy to translate into a sustainable volume of quality loans into the foreseeable future.

We also help enhance loan quality by staffing with experienced, well-trained lending officers capable of soliciting loan business. Our lending officers, as well as our credit officers and loan committees, also recognize and appreciate the importance of exercising care and good judgment in underwriting loans, which supports our safety and profitability goals.

At December 31, 2011, 2010, 2009, 2008 and 2007, the composition of our loan portfolio was as follows:

(Dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Residential real estate	$196,680	22%	$228,354	26%	$200,877	30%	$100,571	20%	$51,663	18%

Commercial	172,026	20%	165,203	19%	115,781	17%	90,968	19%	57,574	20%

Commercial real estate	455,852	52%	434,855	50%	282,783	43%	203,734	42%	114,424	40%

Construction and land development	44,136	5%	33,893	4%	55,689	8%	83,161	17%	56,603	20%

Consumer and others	12,083	1%	13,626	1%	11,873	2%	7,865	2%	5,125	2%

Total loans	$880,777	100%	$875,931	100%	$667,003	100%	$486,299	100%	$285,389	100%

Allowance for loan losses	(12,836)		(13,050)		(13,282)		(5,799)		(2,070)

Net deferred (fees) costs	53		(138)		137		(52)		34

Net loans	$867,994		$862,743		$653,858		$480,448		$283,353

The following charts illustrate the number of loans in our loan portfolio as of December 31, 2011 and December 31, 2010.

Loan Portfolio as of December 31, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	540	$140,128	15.91%	9.86%
HELOCs and equity	334	56,552	6.42%	3.98%

Commercial:
Secured – non-real estate	573	116,886	13.27%	8.22%
Secured – real estate	88	44,716	5.08%	3.15%
Unsecured	39	10,424	1.18%	0.73%

Commercial Real Estate:
Owner occupied	202	173,505	19.70%	12.21%
Non-owner occupied	243	241,902	27.46%	17.02%
Multi-family	96	40,445	4.59%	2.85%

Construction and Land Development:
Construction	7	8,173	0.93%	0.58%
Improved land	34	18,447	2.09%	1.30%
Unimproved land	27	17,516	1.99%	1.23%

Consumer and other	224	12,083	1.38%	0.85%

Total December 31, 2011	2,407	$880,777	100.00%	61.98%

Loan Portfolio as of December 31, 2010

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	575	$172,895	19.74%	13.64%
HELOCs and equity	284	55,459	6.33%	4.38%

Commercial:
Secured – non-real estate	478	105,319	12.02%	8.31%
Secured – real estate	54	37,012	4.23%	2.92%
Unsecured	99	22,872	2.61%	1.80%

Commercial Real Estate:
Owner occupied	181	157,487	17.98%	12.43%
Non-owner occupied	204	238,457	27.22%	18.82%
Multi-family	62	38,911	4.44%	3.07%

Construction and Land Development:
Construction	—	—	0.00%	0.00%
Improved land	36	22,206	2.54%	1.75%
Unimproved land	9	11,687	1.33%	0.92%

Consumer and other	200	13,626	1.56%	1.08%

Total December 31, 2010	2,182	$875,931	100.00%	69.12%

Of the loan portfolio as of December 31, 2011, 1,138 loans with a carrying value of $406.3 million (46.1%) are subject to the Old Harbor Loss Sharing Agreements, TBOM Loss Sharing Agreements and Republic Loss Sharing Agreements with the

FDIC (collectively “Loss Sharing Agreements”) as compared to 908 loans with a carrying value of $370.54 million (42.3%) which were subject to the Loss Sharing Agreements with the FDIC at December 31, 2010. In addition, at December 31, 2011, included in commercial non-real estate secured loans are approximately $10.7 million in Export Import (“EXIM”) loans which have either insurance or a guarantee of between 90% and 100% from the Export-Import Bank of the United States.

At December 31, 2011, our loan interest rate sensitivity was as follows:

(Dollars in thousands)	Maturity and/or Re-pricing Period
	Total	<1 year Fixed	<1 year Adjustable	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate
Commercial	$172,026	$31,761	$53,727	$11,955	$18,385	$30,407	$25,791
Residential real estate	140,128	6,536	80,904	10,522	31,730	10,436	—
Commercial real estate	455,852	22,809	29,524	98,640	136,991	60,059	107,829
Commercial and land development	44,136	7,428	27,410	7,780	1,518	—	—
Home Equity Lines of Credit	56,552	82	51,526	2,325	54	2,471	94
Consumer and other	12,083	3,458	7,320	1,208	—	97	—
Total loans	$880,777	$72,074	$250,411	$132,430	$188,678	$103,470	$133,714

As shown in the table above, a majority of our loan portfolio has either adjustable rates (approximately 65% of the loan portfolio) or shorter maturity terms.

     Real Estate Loans

          Real Estate Loans – Commercial

Through our lending division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our markets. Commercial real estate loans are generally originated in amounts up to 70 - 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the property, business enterprise, related borrowing entities, and guarantors.

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

When originating a residential real estate mortgage loan, we obtain a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and the appraisal will be reviewed by one of the underwriters. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

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

We provide construction loans on commercial real estate projects secured by industrial properties, office buildings or other property. We emphasize projects that are owner-occupied. Following the construction phase, loans will be converted to permanent financing.

          Land Loans

Our portfolio includes exposure to land development, both residential and commercial. Typically, borrowers have or had preliminary plans for development and were waiting for final plans to be completed to submit for construction financing. Due to current adverse market conditions, original development plans for some financed projects may now be altered or on hold.

The following chart illustrates the composition of our construction and land development loan portfolio in relation to total loans as December 31, 2011, 2010 and 2009.

(Dollars in thousands)	December 31,
	2011		2010		2009
	Balance	% of Loans	Balance	% of Loans	Balance	% of Loans
Construction
Residential	$3,135	0.36%	$—	—%	$—	—%
Residential Spec	1,492	0.17%	—	—%	9,938	1.49%
Commercial	263	0.03%	—	—%	1,108	0.17%
Commercial Spec	3,283	0.37%	—	—%	3,259	0.49%
Land Development
Residential	1,918	0.22%	2,384	0.27%	1,890	0.28%
Residential Spec	19,136	2.17%	12,997	1.48%	24,922	3.74%
Commercial	1,048	0.12%	7,600	0.87%	—	—%
Commercial Spec	13,861	1.57%	10,912	1.25%	14,572	2.18%
Total	$44,136	5.01%	$33,893	3.87%	$55,689	8.35%

Approximately $16.3 million or 36.9% of the construction and land development loan portfolio at December 31, 2011 is covered by the Loss Sharing Agreements. This compares to $7.1 million or 21.1% of the construction and land development loan portfolio at December 31, 2010 covered by the Loss Sharing Agreements.

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

          Commercial Loans

We focus on the commercial loan market comprised of small- to medium-sized businesses with combined borrowing needs generally up to $10.0 million. These businesses include professional associations (physicians, law firms, and accountants), medical services, retail trade, construction, transportation, wholesale trade, manufacturing, and tourism-related service industries.

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

As part of the acquisition of Republic, we obtained an EXIM lending operation. Our EXIM lending operation makes loans to companies that export U.S. goods and services to international markets and makes loans to foreign companies to facilitate the purchase of U.S. goods. Loans made under this program are insured or guaranteed between 90% and 100% by the Export Import Bank of the United States. At December 31, 2011, we had approximately $10.7 million in EXIM loans.

          Loan Administration and Underwriting

Through our Credit and Risk Management division, we use our loan origination underwriting procedures to assess both the borrower’s ability to make principal and interest payments and the value of the collateral securing the loan. Our Credit and Risk Management division is responsible for a battery of management and board risk management monitoring and for reporting to various management and board committees. To manage risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to test compliance with our credit policies and procedures.

Our Board of Directors has approved set levels of lending authority to the Management Loan Committee, as well as limited authority for certain officers based on the loan type and amount. All use of delegated loan authorities is preceded by a determination of the worthiness of the loan request by the Credit and Risk Management division. Typically, the Management Loan Committee reviews loan requests and if a particular request exceeds the loan authority limits delegated to this committee, these requests, if approved, are presented to 1st United’s Board Loan Committee for final approval.

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

          Loan Quality

Management seeks to maintain a high quality portfolio of loans through sound underwriting and lending practices. As of December 31, 2011 and 2010, approximately 84.2% and 83.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2011 and 2010, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84.2% and 83.8%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At December 31, 2011, we had $13.5 million of OREO property of which $11.1 million were a result of the Old Harbor, TBOM and Republic acquisitions and are covered under their respective loss sharing agreements. We had $7.4 million of OREO property as of December 31, 2010, of which $5.0 million were a result of the TBOM and Republic acquisitions and covered under their respective loss share agreements.

The following is a summary of other real estate owned as of December 31, 2011 and 2010:

(Dollars in thousands)	2011			2010
	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial Real Estate	$1,922	$8,067	$9,989	$2,147	$3,945	$6,092
Residential	532	2,991	3,523	302	1,015	1,317
Total	$2,454	$11,058	$13,512	$2,449	$4,960	$7,409

As of December 31, 2011, we had approximately $2.5 million of the total of $13.5 million in other real estate under contract to sell at approximately the carrying value of the asset.

We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value. Our risk elements at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

(Dollars in thousands)	December 31, 2011			December 31, 2010
	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$5,103	$4,622	$9,725	$6,062	$3,722	$9,784
Home equity lines	644	323	967	1,638	—	1,638
Commercial real estate	13,038	5,612	18,650	8,381	504	8,885
Construction and land development	264	167	431	1,759	118	1,877
Commercial	11,812	1,241	13,053	241	73	314
Consumer	3	—	3	289	—	289
Total	$30,864	$11,965	$42,829	$18,370	$4,417	$22,787

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	647	—	647	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$647	$—	$647	$—	$—	$—

Total non-accruing loans	$30,864	$11,965	$42,829	$18,370	$4,417	$22,787
Accruing => 90 days past due	647	—	647	—	—	—
Foreclosed real estate	2,454	11,058	13,512	2,449	4,960	7,409
Total non-performing assets	33,965	23,023	56,988	20,819	9,377	30,196
Performing trouble debt restructured loans	21,781	56	21,837	14,672	—	14,672
Total non-performing assets and performing troubled debt restructured loans	$55,746	$23,079	$78,825	$35,491	$9,377	$44,868

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans	3.58%	1.36%	4.94%	2.09%	0.51%	2.60%
Total non-performing assets to total assets	2.39%	1.62%	4.01%	1.64%	0.74%	2.38%
Total non-performing assets and performing troubled debt restructured loans to total assets	3.92%	1.62%	5.55%	2.80%	0.74%	3.54%

(Dollars in thousands)	December 31
	2009	2008	2007
Non-Accrual Loans
Residential real estate	$469	$—	$—
Home equity lines	—	324	—
Commercial real estate	8,566	6,792	—
Construction and land development	5,258	—	—
Commercial	1,277	1,433	192
Other	—	—	—
Total	$15,570	$8,549	$192

Accruing => 90 days past due
Residential real estate	$—	$2,059	$87
Home equity lines	—	—	—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Commercial	54	—	—
Other	—	—	—
Total	$54	$2,059	$87

Total non-accruing loans	$15,570	$8,549	$192
Accruing => 90 days past due	54	2,059	87
Foreclosed real estate	635	—	—
Total non-performing assets	16,259	10,608	279

Trouble debt restructured loans	1,990	—	—
Total non-performing assets and performing troubled debt restructured loans	$18,249	$10,608	$279

Ratios
Total non-accruing loans to total loans	2.34%	1.76%	0.10%
Total non-performing assets to total assets	1.60%	1.72%	0.07%
Total non-performing assets and performing troubled debt restructured loans to total assets	1.80%	1.72%	0.07%

Included in non-accrual loans are purchase credit impaired loans subject to Loss Sharing Agreements in which cash flows could not be reasonably estimated. Of the non-performing assets and performing troubled debt restructuring, at December 31, 2011, $23.1 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Sharing Agreements. We do not expect any additional future losses on these assets.

Loans included in non-accrual loans not covered by Loss Sharing Agreements at December 31, 2011 were as follows:

(Dollars in thousands)
	Carrying Value	Specific Reserve	Net Carrying Value	Appraised Value(1)	Appraisal Date
Loans greater than $1 million:
Commercial properties in St. Lucie, Brevard and Martin Counties	$11,430	$1,273	$10,157	$11,822	9/13/11
Commercial property in Broward County	4,538	389	4,149	4,700	3/29/11
Commercial property in Broward County	3,615	1,437	2,178	2,400	6/15/11
Residential property in Palm Beach County	2,579	—	2,579	2,850	8/18/11
Industrial condo in Broward County	2,216	435	1,781	2,020	1/4/12
Residential property in Broward County	1,752	1	1,751	1,950	8/9/11
Subtotal	$26,130	$3,535	$22,595

Loans under $1 million:	4,734	348	4,386

Total	$30,864	$3,883	$26,981

(1)	Net of senior liens, if any

Past due loans, categorized by loans subject to Loss Sharing Agreements and those not subject to Loss Sharing Agreements, at December 31, 2011 and 2010 were as follows:

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate	$1,864	$402	$—	$—	$4,945	$5,747	$6,809	$6,149

Commercial	666	479	—	146	1,241	11,812	1,907	12,437

Commercial Real Estate	356	272	—	318	5,612	13,685	5,968	14,275

Construction and Land Development	—	—	—	—	167	264	167	264

Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

December 31, 2010

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate	$2,280	$136	$116	$—	$3,722	$7,700	$6,118	$7,836

Commercial	—	1,095	—	185	73	241	73	1,521

Commercial Real Estate	937	4,784	359	2,276	504	8,381	1,800	15,441

Construction and Land Development	—	—	—	—	118	1,759	118	1,759

Consumer and other	—	—	—	—	—	289	—	289
Total December 31, 2010	$3,217	$6,015	$475	$2,461	$4,417	$18,370	$8,109	$26,846

Past due loans subject to Loss Sharing Agreements increased by $6.8 million from $8.1 million at December 31, 2010 to $14.9 million at December 31, 2011. The increase was primarily due to the addition of $4.8 million of Old Harbor purchase credit impaired loans where cash flows could not be determined. Past due loans not subject to Loss Sharing Agreements increased by $6.3 million from $26.8 million at December 31, 2010 to $33.1 million at December 31, 2011. Overall, there was an increase in non-performing loans which were partially offset by decreases in loans accruing 30 to 59 days past due and loans accruing 60 to 89 days past due between December 31, 2010 and December 31, 2011.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2011 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of December 31, 2011, and December 31, 2010, which are performing in accordance with their modification agreements.

(Dollars in thousands)
	2011 Unpaid Principal Loan Amount	2010 Unpaid Principal Loan Amount
Residential	$2,306	$2,649
Commercial Real Estate	11,394	6,996
Construction and Land	6,013	4,750
Commercial	2,124	277
Total	$21,837	$14,672

At December 31, 2011, there were five loans which were troubled debt restructured loans with a carrying amount of $7.1 million and specific reserves of $684,000 that were non-accrual and included in non-accrual loans. There were no loans classified as troubled debt restructured which were non-accrual at December 31, 2010. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.63% and 4.80% at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2010, we had approximately $2.6 million in commercial real estate and $650,000 in residential loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Impaired Loans

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$810	$165	$1,992	$23	$423	$6,006

Commercial	—	—	2,396	1,719	—	11,540

Commercial Real Estate	995	124	13,650	2,439	1,616	8,565

Construction and Land Development	—	—	2,516	892	—	3,761

Consumer and other	—	—	—	—	—	—

Total December 31, 2011	$1,805	$289	$20,554	$5,073	$2,039	$29,872

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2010	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$50	$4	$8,484	$1,777	$214	$1,864

Commercial	—	—	361	260	73	—

Commercial Real Estate	—	—	12,636	1,497	183	2,901

Construction and Land Development	—	—	5,382	822	—	1,128

Consumer and other	—	—	289	108	—	—

Total December 31, 2010	$50	$4	$27,152	$4,464	$470	$5,893

During the years ended December 31, 2011, 2010, 2009, 2008, and 2007, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $1,545, $858, $436, $338, and $65, respectively (dollars in thousands). Excluded from impaired loans are purchase credit impaired loans subject to Loss Sharing Agreements in which cash flows could not be reasonably estimated.

          Allowance for Loan Losses

At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.49% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a Loss Share Agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points and 28 basis points of the allowance for loan losses at December 31, 2011 and 2010, respectively.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and generally classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the borrower’s and guarantor’s financial condition and the amount of the shortfall in relation to the principal and interest owed.

Charge-offs of loans are made by portfolio segment at the time that the collection of the full principal, in management’s judgment, is doubtful. This methodology for determining charge-offs is consistently applied to each segment.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify loans (including all impaired and non-performing loans) as to potential loss exposure.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals are reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at December 31, 2011 and 2010:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2011

Residential Real Estate	$196,680	$104,207	$1,363	$4,945	$65,930	$11,016	$9,219

Commercial	172,026	43,940	999	1,241	103,800	7,823	14,223

Commercial Real Estate	455,852	209,965	16,659	5,612	178,317	23,489	21,810

Construction and Land Development:	44,136	15,911	222	167	19,820	1,290	6,726

Consumer and other	12,083	1,069	—	—	10,877	5	132

Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2010

Residential Real Estate	$228,354	$108,958	$5,444	$3,748	$95,675	$3,386	$11,143

Commercial	165,203	28,556	4,617	94	128,101	757	3,078

Commercial Real Estate	434,855	181,389	25,155	814	185,615	12,082	29,800

Construction and Land Development:	33,893	7,018	—	118	16,434	1,298	9,025

Consumer and other	13,626	4,632	—	—	8,666	39	289

Total December 31, 2010	$875,931	$330,553	$35,216	$4,774	$434,491	$17,562	$53,335

Substandard loans totaled $64.1 million at December 31, 2011 (of which $12.0 million are subject to the Loss Sharing Agreements) and $58.1 million at December 31, 2010 (of which $4.8 million are subject to the Loss Sharing Agreements). The increase since December 31, 2010 is primarily due to the addition of $4.8 million in non-accrual purchase credit impaired loans acquired from Old Harbor which are covered by the Loss Sharing Agreements. There was no significant change in the total substandard loans not covered under Loss Sharing Agreements year over year. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at December 31, 2011, we had $54.3 million (or 6.2% of total loans) in loans we classified as impaired. This compares to $33.6 million or 3.8% of total loans at December 31, 2010. The increase was primarily due to the addition of approximately $3.3 million in non-accrual loans covered by the Loss Sharing Agreements during year ended December 31, 2011 and a $13.1 million increase in nonperforming loans. At December 31, 2011 and December 31, 2010, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $5.4 million and $4.5 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At December 31, 2011, we had $62.9 million (7.14% of outstanding loans), which includes $19.2 million in loans subject to Loss Sharing Agreements, which compares to $52.8 million (6.03% of outstanding loans) of which $35.2 million were subject to Loss Sharing Agreements, at December 31, 2010. Special Mention loans not subject to Loss Sharing Agreements were $43.6 million at December 31, 2011, an increase of $26.1 million from December 31, 2010. The increase is attributable to ongoing reviews of loans and management’s assessment that potential weaknesses are present at December 31, 2011 which were not present at December 31, 2010. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the years ended December 31, 2011 and 2010, we recorded $7.0 million and $13.5 million, respectively, in provision for loan losses primarily as a result of charge-offs during the period, changes within classified loans and a continued deterioration of real estate values on the underlying collateral of impaired loans.

During the years ended December 31, 2011, 2010, 2009, 2008, and 2007, the activity in our allowance for loan losses was as follows:

(Dollars in thousands)	Year ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$13,050	$13,282	$5,799	$2,070	$2,149
Provision charged to expense	7,000	13,520	13,240	1,910	145
Effect of acquisition	—	—	—	2,731	—
Charge-offs	(7,366)	(13,933)	(5,788)	(915)	(502)
Recoveries	152	181	31	3	278
Balance at end of period	$12,836	$13,050	$13,282	$5,799	$2,070

Net charge-offs (recoveries) /average total loans	0.87%	2.01%	1.14%	0.21%	0.08%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Total Loans	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777

Allowance as percent of loans per category as of December 31, 2011	1.81%	0.99%	1.16%	5.46%	0.57%	1.46%

As of December 31, 2010:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Total Loans	$165,203	$228,354	$434,855	$33,893	$13,626	$875,931

Allowance as percent of loans per category as of December 31, 2010	2.32%	1.33%	0.95%	5.59%	1.12%	1.49%

(Dollars in thousands)	December 31,
	2009		2008		2007
	Amount	% of loans in each category	Amount	% of loans in each category	Amount	% of loans in each category
Commercial loans	$3,415	17%	$1,870	19%	$636	20%
Real estate loans	8,973	81%	3,807	79%	1,165	77%
Consumer loans	232	2%	16	2%	48	3%
Other	662	—	106	—	221	—
Total	$13,282	100%	$5,799	100%	$2,070	100%

The general reserve for commercial loans decreased to $1.39 million at December 31, 2011 from $3.572 million at December 31, 2010, due to the transfer of loans and related reserves to impaired during the year.

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries
Commercial real estate	$1,937	$35	$2,204	$46	$2,394	$2	$671	$—	$—	$263
Residential real estate	2,829	13	2,069	26	—	—	—	—	—	—
Construction and land development	1,162	36	7,125	15	1,805	—	—	—	—	—
Commercial	1,306	63	1,617	80	1,549	27	244	3	502	15
Consumer and others	132	5	918	14	40	2	—	—	—	—
Total	$7,366	$152	$13,933	$181	$5,788	$31	$915	$3	$502	$278

Net charge-offs for the year ended December 31, 2011 were approximately $7.2 million compared to $13.8 million for the year ended December 31, 2010.

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, telephone banking services to include account inquiry and balance transfers, and courier service to certain customers who meet minimum qualifications. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 25% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies. At December 31, 2011, we had approximately $312.5 million in deposits by foreign nationals banking in the United States which were primarily assumed as part of the TBOM and Republic transactions. At December 31, 2010, we had no wholesale certificates of deposit. However, 1st United participates in the Certification of Deposit Account Registration System (“CDARS”) and maintained $15.6 million of reciprocal deposits at December 31, 2011.

As of December 31, 2011, 2010, and 2009, the average distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,
	2011		2010		2009
	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate
Noninterest bearing accounts	$325,277	—	$222,970	—	$108,716	—

Interest bearing accounts
NOW accounts	$125,267	0.18%	$108,275	0.18%	$63,150	0.24%
Money market accounts	278,104	0.79%	180,999	0.95%	105,755	1.00%
Savings accounts	44,696	0.53%	37,270	0.61%	14,842	0.65%
Certificates of deposit	297,806	1.12%	301,428	1.70%	183,550	2.84%
Total interest bearing deposits	$745,873	0.80%	$627,972	1.16%	$367,297	1.77%
Average total deposits	$1,071,150	0.56%	$850,942	0.86%	$476,013	1.37%

As of December 31, 2011, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$52,693	0.81%
3 to 6 months	38,576	1.10%
6 to 12 months	54,763	1.07%
Over 12 months	45,547	1.60%
	$191,579	1.13%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2011, 2010, and 2009:

(Dollars in thousands)	December 31, 2011				December 31, 2010
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$8,746	0.13%	$11,998	0.13%	$12,886	0.16%	$14,227	0.16%
Fed Funds purchased	—	—	—	—	—	—	1	—
FHLB advances	5,000	4.60%	5,000	4.60%	5,000	4.60%	5,000	4.68%
Other borrowings	—	2.80%	4,053	2.80%	4,750	2.75%	5,141	4.40%
Total	$13,746		$21,051		$22,636		$24,369

	December 31, 2009
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$22,343	0.23%	$13,563	0.23%
Fed Funds purchased	—	—%	768	0.91%
FHLB advances	5,000	4.60%	28,751	1.30%
Other borrowings	5,091	6.59%	5,181	6.32%
Total	$32,434		$48,263

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

(Dollars in thousands)	December 31,
	2011		2010		2009
	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end
Repurchase agreements	$17,405	Jan-11	$22,849	Jan-10	$22,343	Dec-09
Fed Funds purchased	—	—	100	Aug-10	6,032	Aug-09
FHLB advances	5,000	Jan-11	5,000	Mar-10	40,000	Mar-09
Other borrowings	4,750	Jan-11	5,036	Jan-10	5,500	Jan-09

The $5.0 million FHLB advances outstanding at December 31, 2011 matured and was repaid in January 2012.

Competition

Commercial banking in Florida, including our market, is highly competitive, due in large part to Florida’s historic profile of population growth and wealth. Our markets contain not only community banks, but also significant numbers of the country’s largest commercial and wealth management/trust banks.

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

Our largest competitors in the market include Bank of America, SunTrust Bank, Wells Fargo, JP Morgan Chase & Co., BB&T, PNC, Citigroup, and BankUnited, Inc., and these institutions capture the majority of the deposits. According to data provided by the FDIC, as of June 30, 2011, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 2% in each county where we operate. As of June 30, 2011, there were a total of 170 depository institutions operating in our markets. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions change ownership. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

▪

Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – 1st United Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

▪

Changes in Capital Treatment of Trust Preferred Securities. Dodd-Frank requires all trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 to be counted as Tier II Capital.

▪

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

▪

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

▪

Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve.

▪

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

▪

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.

▪

Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

▪

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at 1st United.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

We are registered with the Board of Governors of the Federal Reserve as a financial holding company under the Gramm-Leach-Bliley Act and are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

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

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the Florida Office of Financial Regulation. These requirements will affect us because 1st United is chartered under Florida law and changes in control of us are indirect changes in control of 1st United.

          Tying.

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

          Capital; Dividends; Source of Strength.

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to 1st United, and such loans may be repaid from dividends paid from 1st United to us.

The ability of 1st United to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to 1st United by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to 1st United and to commit resources to support 1st United in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

1st United Bank

1st United is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of 1st United’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of 1st United’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. 1st United is also a member bank of the Federal Reserve System, which makes 1st United’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, 1st United’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over 1st United.

As a state-chartered banking institution in the State of Florida, 1st United is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of 1st United’s customers. Various consumer laws and regulations also affect the operations of 1st United, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

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

          Dividends.

1st United is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of 1st United to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from 1st United for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

          Insurance of Accounts and Other Assessments.

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under TAGP, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for an additional two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier I capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

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

          Transactions With Affiliates.

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of 1st United to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between 1st United and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to 1st United, as those prevailing for comparable nonaffiliated transactions. In addition, 1st United generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareholders”, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed 1st United’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which 1st United is permitted to extend credit to executive officers.

          Community Reinvestment Act.

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction. 1st United received a satisfactory rating on its most recent Community Reinvestment Act assessment.

          Capital Regulations.

The Federal Reserve has adopted risk-based capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

As of December 31, 2011, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

          Prompt Corrective Action.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets.

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

          Federal Home Loan Bank System.

1st United is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, 1st United is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the 1st United’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2011, 1st United was in compliance with this requirement.

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

          Consumer Laws and Regulations.

1st United is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. 1st United must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Effect of Governmental Monetary Policies.

The commercial banking business in which 1st United engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st United cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation in Florida. We file a consolidated federal income tax return with a fiscal year ending on December 31.

Employees

As of December 31, 2011, we had a total of approximately 291 employees (includes 42 employees added as part of the Old Harbor acquisition), including approximately 284 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Segment Reporting

We have one reportable segment.

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

An investment in our common stock contains a high degree of risk. You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

Failure to comply with the terms of the loss-sharing agreements with the FDIC may result in significant losses.

On October 21, 2011, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Old Harbor Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits and certain identified assets and liabilities of Old Harbor Bank, a Florida-chartered commercial bank headquartered in Clearwater, Florida. 1st United also entered into loss-sharing agreements with the FDIC. Under the loss-sharing agreements, 1st United will share losses in the losses on assets covered under the Old Harbor Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 70% of up to $49 million of losses with respect to the acquired $116.7 million loan portfolio and the $2.3 million of other real estate owned, or “OREO” at fair value.

On December 17, 2010, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Bank of Miami Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits and certain identified assets and liabilities of The Bank of Miami, a national association headquartered in Miami, Florida. 1st United also entered into loss-sharing agreements with the FDIC. Under the loss-sharing agreements, 1st United will share in the losses on assets covered under the Bank of Miami Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 80% of losses with respect to the $218.2 million loan portfolio and the $8.2 million of OREO, at fair value.

On December 11, 2009, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Republic Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits (except certain broker deposits) and certain identified assets and liabilities of Republic Federal Bank, a national association headquartered in Miami, Florida. 1st United also entered into loss-sharing agreements with the FDIC. Under the loss-sharing agreements, 1st United will share in the losses on assets covered under the Republic Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 80% of losses of up to $36 million with respect to the entire $185 million acquired loan portfolio at fair value. The FDIC will reimburse 1st United for 95% of losses in excess of $36 million with respect to the $238 million acquired loan portfolio.

The Old Harbor Purchase and Assumption Agreement, the Republic Purchase and Assumption Agreement and the Bank of Miami Purchase and Assumption Agreement and their respective loss-sharing agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, including certain restrictions on our change of control. The loss-sharing agreements prohibit the assignment by 1st United of its rights under the loss-sharing agreements and the sale or transfer of any subsidiary of 1st United holding title to assets covered under the loss-sharing agreements without the prior written consent of the FDIC. An assignment would include (i) the merger or consolidation of 1st United with or into another bank; (ii) our merger or consolidation with or into another company; (iii) the sale of all or substantially all of the assets of 1st United to another company or person; (iv) a sale by any one or more shareholders of more than 9% of the outstanding shares of 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the loss-sharing agreements or (v) the sale of shares by 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the loss-sharing agreements, in a public or private offering, that increases the number of outstanding shares by more than 9%. 1st United’s rights under the loss-sharing agreements will terminate if any assignment of the loss-sharing agreements occurs without the prior written consent of the FDIC.

Our failure to comply with the terms of the loss-sharing agreements or to properly service the loans and OREO under the requirements of the loss-sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss sharing payments from the FDIC. This could result in material losses that are currently not anticipated.

Our business may be adversely affected by conditions in financial markets and economic conditions generally.

Our business is concentrated in the South and Central Florida market areas. As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on us. A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations which occurred during this past year.

Economic conditions began deteriorating during the latter half of 2007 and have continued since that time, including throughout 2011. Business activity across a wide range of industries and regions, including South and Central Florida, has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crisis, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on our business, and the environment may not improve in the near term. Accordingly, unless and until conditions improve, our business, financial condition and results of operations could continue to be adversely affected.

We may have difficulties integrating the operations of Old Harbor Bank and Anderen Bank into our own or may fail to realize the anticipated benefits of these acquisitions.

Our acquisition of Old Harbor Bank and our proposed acquisition of Anderen Bank, if completed, will involve the integration of three companies that have previously operated independently of each other. Successful integration of these operations will depend primarily on our ability to consolidate Old Harbor Bank’s and Anderen Bank’s operations, systems and procedures into those of ours to eliminate redundancies and costs. We may not be able to integrate the operations without encountering difficulties, including, without limitation:

▪	the loss of key employees and customers;

▪	possible inconsistencies in standards, control procedures and policies; and

▪	unexpected problems with costs, operations, personnel, technology or credit.

In addition, any enhanced earnings or cost savings that we expect to result from these acquisitions, including by reducing costs, improving efficiencies, and cross-marketing, may not be fully realized or may take longer to be realized than expected.

As with any acquisition involving a financial institution, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating the branches of Old Harbor Bank and Anderen Bank will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. We may be unable to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of both acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially.

Our success is highly dependent upon our ability to retain the members of our senior management team and the loss of key personnel may adversely affect us.

Our success is, and expected to remain, highly dependent on our senior management team, including Messrs. Orlando, Schupp, Marino, Jacobson, and Ostermayer. As a community bank, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such services may adversely affect our growth and profitability.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This will result in credit losses that are inherent in the lending business. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

▪	the risk characteristics of various classifications of loans;

▪	previous loan loss experience;

▪	specific loans that have loss potential;

▪	delinquency trends;

▪	estimated fair market value of the collateral;

▪	current economic conditions; and

▪	geographic and industry loan concentrations.

As of December 31, 2011, 1st United’s allowance for loan losses was $12.8 million, which represented approximately 1.46% of its total amount of loans. 1st United had $42.8 million in non-accruing loans as of December 31, 2011, of which approximately $12.0 million are covered by Loss Sharing Agreements. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United’s allowance for loan losses would adversely impact our net income and capital.

If our non performing assets continue to increase, our earnings will suffer.

At December 31, 2011, our non performing assets (which consist of non-accruing loans, accruing loans 90+ days delinquent, and foreclosed real estate assets) totaled $57.0 million, or 4.01% of total assets, which is an increase of $26.8 million or 88.7% over non performing assets at December 31, 2010. At December 31, 2010, our non performing assets were $30.2 million, or 2.38% of total assets. Non performing assets include $23.0 million and $9.4 million assets covered by loss sharing agreements as of December 31, 2011 and December 31, 2010, respectively. Our non performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and non performing assets.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2011, commercial real estate loans, including multi-family loans, comprised approximately 51.8% of our total loan portfolio.

▪

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2011, commercial loans comprised approximately 19.5% of our total loan portfolio.

▪

Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2011, construction and development loans comprised approximately 5.0% of our total loan portfolio.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to single-family real estate loans). Loan defaults would likely increase our loan losses and non performing assets and could adversely affect our allowance for loan losses.

We may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain certain capital levels in accordance with banking regulations. Such financing may not be available to us on acceptable terms or at all. Our ability to raise additional capital may also be restricted by the loss-sharing agreements we entered into with the FDIC if the capital raise would effect a change in control of 1st United.

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

Our profitability depends to a large extent on 1st United’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

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

The amount that we, as mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

▪	General or local economic conditions;

▪	Environmental cleanup liability;

▪	Neighborhood values;

▪	Interest rates;

▪	Real estate taxes;

▪	Operating expenses of the mortgaged properties;

▪	Supply and demand for rental units or properties;

▪	Our ability to obtain and maintain adequate occupancy of the properties;

▪	Zoning laws;

▪	Governmental rules, regulations and fiscal policies; and

▪	Acts of God.

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

A substantial number of our customers have economic and cultural ties to Latin America and, as a result, we are likely to feel the effects of adverse economic and political conditions in Latin America. As of December 31, 2011, approximately $312.5 million of our deposits were from foreign nationals whose primary residence is Latin America. U.S. and global economic policies, political tension, and unfavorable global economic conditions may adversely impact the Latin American economies. If economic conditions in Latin America deteriorate, we could experience an outflow of deposits by those of our customers with connections to Latin America.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include:

▪	a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated;

▪	adverse regulatory action against us; or

▪	our inability to attract and retain deposits.

Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the unstable credit markets.

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

Future acquisitions may dilute shareholder value.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of December 31, 2011, we had $52.0 million in goodwill, which represented approximately 3.66% of our total assets.

Confidential customer information transmitted through 1st United’s online banking service is vulnerable to security breaches and computer viruses, which could expose 1st United to litigation and adversely affect its reputation and ability to generate deposits.

1st United provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. 1st United’s network or those of its customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. 1st United may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that 1st United’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose 1st United to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in 1st United’s systems and could adversely affect its reputation and its ability to generate deposits.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions with whom we compete for business and deposits are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us.

As a result, these non-bank competitors have advantages over us in providing certain services. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory. Consolidation and increasing competition may reduce or limit our margins, net interest income and our market share which could adversely affect our results of operations and financial condition.

Risks Related to Regulation and Legislation

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

▪

change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less average tangible capital, eliminate the ceiling on the size of the federal deposit insurance fund, and increase the floor of the size of the federal deposit insurance fund;

▪	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

▪	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection;

▪	require the FDIC to seek to make its capital requirements for banks countercyclical;

▪	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

▪	establish new rules and restrictions regarding the origination of mortgages; and

▪

permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

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

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future which would increase expenses.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC’s Deposit

Insurance Fund, or DIF to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the DIF.

Since 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 6.25 to 8.81 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment of 5.00 basis points as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009. The amount of the emergency assessment, however, was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform increase of 3.00 basis points effective January 1, 2011.

These higher FDIC and State assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our regulatory assessment related cost was $1.4 million and $1.7 million for the years ended December 31, 2011 and December 31, 2010, respectively, compared to $1.1 million for the year ended December 31, 2009. We are unable to predict the impact of FDIC assessment rates in future periods, including whether and when additional special assessments will occur.

The Dodd-Frank Act also amended the Federal Deposit Insurance Act changing the base against which an insured depository institution’s deposit insurance assessment is calculated. These amendments require the appropriate assessment base to be calculated as the institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. The FDIC’s implementing regulation for these amendments became effective for the quarter beginning April 1, 2011 and was reflected in invoices for assessments due September 30, 2011. These developments have caused, and may cause in the future, an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us.

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

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the 1st United.

1st United is subject to extensive regulation, supervision and examination by the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC. Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

1st United must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations.

In addition to the regulations of the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC, as a member of the Federal Home Loan Bank, 1st United must also comply with applicable regulations of the Federal Housing Finance Agency and the Federal Home Loan Bank.

1st United’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. In addition, the Dodd-Frank Act imposes significant additional regulation on our operations. Regulation by all of these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareholders. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition. Please refer to the Section entitled “Business – Regulatory Considerations” in this Annual Report on Form 10-K.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – 1st United Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets. Banking regulators could implement additional changes to the capital adequacy standards applicable to us and 1st United in the future.

When fully phased in, Basel III will introduce a minimum Tier I common equity ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity ratio plus capital conservation buffer at 7%. This capital conservation buffer will impose capital distribution constraints when the Tier I capital ratio falls under 8.5% and the total capital ratio falls under 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital above the regulatory capital minimum plus the capital conservation buffer for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier I leverage ratio based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The text of the final Basel III capital and liquidity rules was published on December 16, 2010, and is now subject to individual adoption by member nations, including the United States.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Florida financial institutions, such as 1st United, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against financial institutions.

In order to comply with regulations, guidelines and examination procedures in this area, 1st United has been required to adopt new policies and procedures and to install new systems. If 1st United’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, 1st United would be subject to liability, including fines and regulatory actions. Such regulatory action may include restrictions on 1st United’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. In addition, because 1st United operates in Florida and because of the recent acquisition of Old Harbor Bank and the proposed acquisition of Anderen Bank, we expect that 1st United will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Our eligibility to continue to use a short form registration statement on Form S-3 may affect our ability to opportunistically access the capital markets.

The ability to conduct primary offerings under a registration statement on Form S-3 has benefits to issuers who are eligible to use this short form registration statement. Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed its Exchange Act reports (including Form 10-Ks, Form 10-Qs and certain Form 8-Ks) for the 12- month period immediately preceding either the filing of the Form S-3, or a subsequent determination date. If, in the future, we fail to meet the eligibility requirements for Form S-3 we will lose our ability for a period of time to efficiently and expeditiously access the capital markets which could adversely impact our financial condition and capital ratios.

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in South and Central Florida which heightens our risk of loss than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South and Central Florida. As of December 31, 2011, 84.2% of our loans secured by real estate are secured by commercial and residential properties located in Palm Beach, Miami-Dade, Broward, Hillsborough, Pasco and Pinellas Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and an increase in delinquencies and foreclosures. As a result of this concentration, we may face greater risk than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South and Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2011, approximately 56.8% and 22.3% of our $880.8 million loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively. As of December 31, 2011, approximately 5.01% of total loans was secured by property under construction and land development.

The current downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions, have adversely affected our clients’ ability to repay their loans. If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

Future economic growth in our Florida market area is likely to be slower compared to certain previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation, and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, our management believes that growth in our market area will be restrained in the near-term. We have recently experienced an overall slowdown in the origination of residential mortgage loans for home sales due to the reduced volume of residential real estate sales activity in our market areas. A decrease in existing and new home sales reduces our lending opportunities which negatively affects our net income. We do not anticipate that the housing market will significantly improve in the near-term which could lead to future valuation adjustments of our loan portfolios.

The fair value of our investments could decline which would adversely affect our shareholders’ equity.

Our investment securities portfolio as of December 31, 2011 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.

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

Concerns of clients over deposit insurance may cause a decrease in our deposits.

With increased concerns about bank failures, clients are increasingly concerned about the extent to which their deposits are insured by the FDIC. Clients may withdraw deposits from 1st United in an effort to ensure that the amount that they have on deposit at 1st United is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Risks Related to an Investment in our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock in 2011 was approximately 85,148 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock and thereby, the value of your investment in our common stock.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

▪	actual or anticipated fluctuations in our operating results;

▪	changes in interest rates;

▪	changes in the legal or regulatory environment in which we operate;

▪	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

▪	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

▪	future sales of our common stock;

▪	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

▪	other developments affecting our competitors or us.

Securities research analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover our common stock. If securities research analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. If we are covered by securities analysts and our common stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which would cause our stock price or trading volume to decline.

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

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Supermajority voting requirements to remove a director from office;

•	Requirement that only directors may fill a Board vacancy;

▪	Requirement that a special meeting may be called only by a majority vote of our shareholders;

▪	Provisions regarding the timing and content of shareholder proposals and nominations;

▪	Supermajority voting requirements to amend our Articles of Incorporation;

▪	Absence of cumulative voting; and

▪	Inability for shareholders to take action by written consent.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly reporting company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Dodd- Frank Act and Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

Shares of our common stock are not an insured deposit and may lose value.

The shares of our common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders, including you, and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional shares of common or preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2011, we operated 22 full service banking centers in Florida (including the three banking centers acquired from Old Harbor which were closed effective January 13, 2012), which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
North Palm Beach Banking Center	April 2000	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Coral Ridge Banking Center	November 2004 (1)	Leased
Vero Beach Banking Center	August 2008 (2)	Own
Sebastian Banking Center	August 2008(2)	Own
Barefoot Bay Banking Center	August 2008(2)	Own
Brickell Bay Banking Center	December 11, 2009(3)	Leased
Doral Banking Center	December 11, 2009(3)	Leased
Coral Way Banking Center	September 2010	Leased
Countryside Banking Center	October 2011(4)	Leased
Dunedin Banking Center	October 2011(4)	Own
New Port Richey Banking Center	October 2011(4)	Leased
Palm Harbor Banking Center	October 2011(4)	Own
Trinity Banking Center	October 2011(4) (5)	Leased
Belleair Bluffs Banking Center	October 2011(4) (5)	Leased
Clearwater Banking Center	October 2011(4) (5)	Own

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable merger on February 29, 2008, these banking centers became 1st United offices.

(2)	Represents banking centers acquired as part of the Citrus Acquisition consummated on August 15, 2008.

(3)	Represents banking centers acquired as part of the Republic Federal Bank acquisition consummated on December 11, 2009.

(4)	Represents banking centers acquired as part of the Old Harbor Bank acquisition consummated on October 21, 2011.

(5)	Represents banking centers acquired as part of the Old Harbor Bank acquisition that were closed effective January 13, 2012, at no further cost to the Company.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Market since September 18, 2009 under the symbol “FUBC”. Since January 1, 2012, our common stock has traded on the NASDAQ Global Select Market.

We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. We have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of January 31, 2012, our common stock was held by approximately 427 shareholders of record.

	High	Low
2010
First Quarter	$8.65	$7.10
Second Quarter	9.32	7.35
Third Quarter	8.00	5.75
Fourth Quarter	7.10	5.63

2011
First Quarter	$7.46	$6.01
Second Quarter	7.19	5.18
Third Quarter	6.50	4.56
Fourth Quarter	5.73	4.44

The following graph and table provide a comparison of the cumulative total returns for our common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of our common stock at its closing price on September 18, 2009, the first day that our shares were traded. The stock price information below is not necessarily indicative of future price performance.

	Period Ending
Index	09/18/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
1st United Bancorp, Inc.	100.00	125.26	141.23	129.12	112.81	121.23	123.16	109.12	86.49	97.37
NASDAQ Composite	100.00	106.69	113.00	99.63	112.20	126.05	132.41	132.37	115.56	125.05
SNL Southeast Bank	100.00	88.40	105.67	87.69	82.46	85.83	87.80	76.35	48.92	50.22

Source: SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

Use of Non-GAAP Financial Measures

The information set forth below contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (“GAAP”). These non-GAAP financial measures are “tangible assets,” “tangible shareholders’ equity,” “tangible book value per common share,” and “tangible equity to tangible assets,” Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

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

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Total assets	$1,421,247	$1,267,181	$1,013,441	$617,821	$375,834
Tangible assets	1,366,018	1,218,884	965,388	570,703	371,124
Total loans	880,777	875,931	667,140	486,247	285,423
Allowance for loan losses	12,836	13,050	13,282	5,799	2,070
Securities available for sale	201,722	102,289	88,843	35,075	35,546
Goodwill and other intangible assets	55,229	48,297	48,053	47,118	4,710
Deposits	1,181,708	1,064,687	802,808	436,269	272,235
Non-interest bearing deposits	329,283	281,285	194,185	100,785	59,539
Shareholders’ equity	215,353	173,488	170,594	98,870	54,498
Tangible shareholders’ equity	160,124	125,191	122,541	51,752	49,788
INCOME STATEMENT DATA
Interest income	$60,409	$45,763	$28,539	$30,250	$24,699
Interest expense	6,349	7,745	7,246	9,584	9,474
Net interest income	54,060	38,018	21,293	20,666	15,225
Provision for loan losses	7,000	13,520	13,240	1,910	145
Net interest income after provision for loan losses	47,060	24,498	8,053	18,756	15,080
Gain on acquisition	—	10,133	20,535	—	—
Other non-interest income	1,739	4,411	2,427	2,037	1,911
Non-interest expense	42,845	36,429	26,168	22,904	16,989
Income (loss) before income taxes	5,954	2,613	4,847	(2,111)	2
Income tax expense (benefit)	2,282	1,015	1,827	(752)	(3,391)
Net income (loss)	3,672	1,598	3,020	(1,359)	3,393
Preferred stock dividends earned	—	—	(774)	(368)	—
Net income (loss) available to common shareholders	$3,672	$1,598	$2,246	$(1,727)	$3,393

PER SHARE DATA
Basic earnings (loss) per share	$0.13	$0.06	$0.17	$(0.25)	$0.72
Diluted earnings (loss) per share	$0.13	$0.06	$0.17	$(0.25)	$0.71
Book value per common share	$7.04	$7.00	$6.88	$10.87	$11.61
Tangible book value per common share	$5.24	$5.05	$4.94	$5.44	$10.61
SELECTED OPERATING RATIOS
Return on average assets	0.28%	0.15%	0.46%	(0.25)%	0.97%
Return on average shareholders’ equity	1.80%	0.91%	2.44%	(1.63)%	6.64%
Net interest margin	4.76%	4.06%	3.69%	4.23%	4.72%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	15.15%	13.69%	16.83%	16.00%	14.50%
Tangible equity/tangible assets	11.72%	10.27%	12.69%	9.07%	13.42%
Non-performing loans/total loans	4.94%	2.60%	2.34%	1.76%	0.10%
Non-performing assets/total assets	4.01%	2.38%	1.60%	1.72%	0.07%
Allowance for loan losses/total loans	1.46%	1.49%	1.99%	1.19%	0.73%
Allowance for loan losses/non-performing loans	29.52%	57.27%	85.0%	55%	742%
Net charge-offs (recoveries)/average total loans	0.87%	2.01%	1.14%	0.21%	0.08%
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	11.79%	11.78%	12.54%	8.15%	14.71%
Tier 1 Risk-based Capital	23.97%	21.02%	23.23%	9.46%	14.71%
Total Risk-based Capital	25.23%	23.08%	25.45%	11.69%	15.37%
REGULATORY CAPITAL RATIOS FOR THE BANK:
Leverage Ratio	9.15%	9.90%	7.72%	6.91%	9.69%
Tier 1 Risk-based Capital	18.68%	17.67%	14.36%	8.03%	10.93%
Total Risk-based Capital	19.94%	19.73%	16.59%	10.26%	11.59%

GAAP Reconciliation

(Dollar amounts in thousands, except per share amounts)

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
Total assets	$1,421,247	$1,267,181	$1,013,441	$617,821	$375,834
Goodwill	(51,969)	(45,008)	(45,008)	(45,008)	(4,553)
Intangible assets, net	(3,260)	(3,289)	(3,045)	(2,110)	(157)
Tangible Assets	$1,366,018	$1,218,884	$965,388	$570,703	$371,124

Shareholders’ equity	$215,353	$173,488	$170,594	$98,870	$54,498
Goodwill	(51,969)	(45,008)	(45,008)	(45,008)	(4,553)
Intangible assets, net	(3,260)	(3,289)	(3,045)	(2,110)	(157)
Tangible shareholders’ equity	$160,124	$125,191	$122,541	$51,752	$49,788

Book value per common share	$7.04	$7.00	$6.88	$10.87	$11.61
Effect of intangible assets	(1.80)	(1.95)	(1.94)	(5.43)	(1.00)
Tangible book value per common share	$5.24	$5.05	$4.94	$5.44	$10.61

Equity to total assets	15.15%	13.69%	16.83%	16.00%	14.50%
Effect of intangible assets	(3.43)	(3.42)	(4.14)	(6.93)	(1.08)
Tangible equity/tangible assets	11.72%	10.27%	12.69%	9.07%	13.42%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2011 compares with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

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

Business Overview

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United, is a Florida-chartered commercial bank, which operates 19 banking centers in Florida, from the Central Florida through the Treasure Coast to South Florida, including Brevard, Broward, Indian River, Miami-Dade, Palm Beach, Pasco, and Pinellas Counties.

Over the past eight years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have

▪	increased total assets from $66.8 million to $1.421 billion;

▪	increased total net loans from $39.6 million to $868.0 million;

▪	grown non-interest bearing deposits from $4.6 million to $329.3 million; and

▪	expanded our branch network from one location to 19 locations.

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

Our lending operations are entirely within the State of Florida, which has been particularly hard hit in the current economic recession. Evidence of the economic downturn in Florida is particularly reflected in recent unemployment statistics and realization of real estate devaluation. According to data from the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2011 was 9.9% which is above the national average of 8.5%. Although the unemployment rate decreased from 12.0% at the end of 2010 and 11.8% at the end of 2009, Florida continues to have one of the highest unemployment rates in the United States, which has adversely affected our market areas as evidenced by layoffs and business closings, as well as wealth reduction due to depressed markets.

We have also experienced a high volume of bankruptcy filings in Florida during recent years. According to the most recent data available from the U.S. Federal Courts, Florida had the second highest number of bankruptcy filings in the United States through the first three quarters of 2011. Only California experienced more bankruptcy filings. The majority of the filings in Florida were non-business bankruptcies.

Based on data from the U.S. Census Bureau, from 2006 through the end of 2010, median household income decreased by 3.1% in Florida. Additionally, real estate property valuations have also been depressed during the recent economic downturn as evidenced by our higher level of problem assets and credit-related costs. According to the Federal Housing Finance Agency, Florida has experienced negative trends in single-family home prices (as indicated by negative housing price indexes) in nearly every quarter since the beginning of 2007 through the end of 2011. High unemployment, high volumes of non-business bankruptcy filings, decreased median household income, and depressed real estate values all affect the value of our loan portfolio and the associated risks. An extended continuation of the recession in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which would likely have a negative impact on our financial results.

We intend to continue to opportunistically expand and grow our business by building on our business strategy and increasing market share in key Florida markets. We believe the demographics and growth characteristics within the communities we serve will provide significant franchise enhancement opportunities to leverage our core competencies while acquisitive growth will enable us to take advantage of the extensive infrastructure and scalable platform that we have assembled.

A significant portion of our growth has been through acquisitions. Under our current management team, we have announced seven transactions (including one pending transaction) since 2004:

Acquired Bank	Headquarters	Year Acquired
First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A.(2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida(2)	Clearwater, Florida	2011
Anderen Bank	Palm Harbor, Florida	Pending

(1)	Branch acquisition

(2)	FDIC-assisted transaction

We have completed three FDIC-assisted acquisitions within the past 24 months.

Please refer to Note 24 of the Notes to Consolidated Financial Statements in this Annual Report for a complete discussion of the pending acquisition of Anderen Bank.

          Old Harbor Bank of Florida

On October 21, 2011, the 1st United acquired certain assets and assumed substantially all of the deposits, other than depository organized - brokered deposits, and certain from the FDIC. Assets acquired included cash and cash equivalents, investments securities, loans and other real estate owned. A majority of the loans and all other real estate owned are covered under loss sharing agreements between the FDIC and 1st United.

The deposits were acquired with a 0% premium and assets were acquired at a discount of approximately $8.5 million, subject to customary adjustments. The FDIC’s obligation to reimburse the Company for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse 1st United for 70% of losses with respect to Covered Assets, up to approximately $49 million. 1st United will reimburse the FDIC for 70% of recoveries with respect to losses for which the FDIC paid 1st United 70% reimbursement under the Loss Sharing Agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and 1st United reimbursement to the FDIC for ten years. The loss sharing agreement applicable to commercial loans and other real estate owned provides for FDIC loss sharing for five years and 1st United reimbursement for eight years. In addition, on December 15, 2021, 1st United will pay to the FDIC 50% of the excess, if any, of (1) $9,761 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the acquisition, (b) 20% of the Cumulative Shared-Loss Payments (as defined below) and (c) 3.5% of the total loans subject to loss sharing. For the purposes of the above calculation, “Cumulative Shared-Loss Payments” means (i) the aggregate of all of the payments made or payable to the Company under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss sharing agreements

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair values. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. Specifically, additional information related to the fair value over loans, other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. As a result of the transaction, 1st United recorded goodwill of $7.0 million in the consolidated balance sheet for the year ended December 31, 2011.

On the date of acquisition, 1st United did not immediately acquire the furniture or equipment or any of the owned facilities of Old Harbor. Management assessed each banking location and determined not to assume three branches, two of which were leased and one of which was owned. Management believes the customers at these closed banking centers can be served at the retained locations. 1st United agreed to purchase two banking facilities and related furniture and equipment for $2.2 million and lease two banking facilities.

          The Bank of Miami Acquisition

On December 17, 2010, 1st United acquired certain assets and liabilities of TBOM from the FDIC. Assets acquired included loans, other real estate owned cash and investments. 1st United also assumed all deposits (except certain brokered deposits) and borrowings

All of the loans and other real estate owned are covered by two loss sharing agreements between the FDIC and 1st United. Under these Loss Sharing Agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Loss Sharing Agreements. The Loss Sharing Agreements related to the TBOM acquisition re subject to certain servicing procedures as specified in the agreements.

The acquisition was accounted for under the acquisition method of accounting. 1st United received a $38 million net discount on the assets acquired and recorded a receivable from the FDIC of $36.3 million as of December 17, 2010. An acquisition gain totaling $10.1 million was recorded as a component of non-interest income on the consolidated statement of operations for the year ended December 31, 2010.

As part of the acquisition, 1st United had the option to acquire the furniture or equipment and any owned facilities from the FDIC. 1st United also had the option to repudiate or assume all leases entered into by the former TBOM. Two of the former TBOM banking facilities were leased and one is owned. Management determined that none of the TBOM branches would be retained or leased and continues to service the acquired deposits from existing 1st United facilities.

          Republic Federal Acquisition

On December 11, 2009, 1st United acquired certain assets and liabilities of Republic from the FDIC. 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired loans, cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC.

All of the Republic loans acquired are covered by two loss sharing agreements between the FDIC and 1st United which affords 1st United significant loss protection. Under the Loss Sharing Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. The Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Loss Sharing Agreements. The Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

The acquisition was accounted for under the acquisition method of accounting. 1st United received $34.2 million from the FDIC above the Republic carrying value of the net assets acquired and recorded a receivable from the FDIC of $43.8 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. An acquisition gain of $20.5 million was recorded as a component of non-interest income on the consolidated statement of operations for the year ended December 31, 2009.

As part of the acquisition, 1st United had the option to acquire the furniture or equipment and any owned facilities from the FDIC. 1st United also had the option to repudiate or assume all facility leases. We agreed to purchase furniture and equipment from the FDIC at fair value for $495,000 and assumed (in one case, on a negotiated basis) three banking center leases and requested the FDIC to repudiate all other leases including the lease for the Aventura banking center which was closed on April 23, 2010. Management determined that closing this banking center will have minimal impact on our customers.

Financial Overview

•	Net earnings for the year ended December 31, 2011 were $3.7 million compared to net earnings of $1.6 million in 2010.

•

Our results for the year ended December 31, 2011 were impacted by salary, occupancy and data processing expenses associated with the acquisition and integration related to the Old Harbor and TBOM acquisitions of $3.1 million and provision for loan losses of $7.0 million.

•	Net interest margin increased to 4.76% for the twelve months ended December 31, 2011 compared to 4.06% for the twelve months ended December 31, 2010.

•

The changes in operating results for the period ended December 31, 2011 when compared to the period ended December 31, 2010, and for the balance sheet at December 31, 2011 when compared to December 31, 2010, were substantially a result of the acquisition of Old Harbor and TBOM.

•

Non-performing assets at December 31, 2011 represented 4.01% of total assets compared to 2.38% at December 31, 2010. Non-performing assets not covered by the Loss Share Agreement represented 2.39% of total assets at December 31, 2011 compared to 1.64% at December 31, 2010.

•

Securities available for sale increased by approximately $99.4 million from $102.3 million at December 31, 2010 to $201.7 million at December 31, 2011. The increase was a result of the Company investing excess liquidity of approximately $125.5 million in residential mortgage backed securities during the year ended December 31, 2011, as well as the acquisition of $31.0 million of residential mortgage backed securities from Old Harbor, which was offset by sales of $20.3 million and maturities and principal payments of $39.0 million.

•

Net loans increased by approximately $5.3 million to $868.0 million at December 31, 2011 from $862.7 million at December 31, 2010. The change was due to the acquisition of $116.7 million of loans, at fair value, in connection with the acquisition of Old Harbor offset by payoff, resolution and principal payments on loans, net of new originations, of $124.5 million.

•

FDIC Loss Share receivable was reduced by approximately $2.4 million from $74.3 million at December 31, 2010 to $71.9 million at December 31, 2011. The decrease was primarily due to cash receipts from the FDIC of approximately $17.3 million and approximately $3.8 million related to adjustments results from the disposition of acquired loans at above their discounted carrying values offset by the recording of a receivable from the FDIC related to the acquisition of Old Harbor of $18.1 million.

•	The percentage of non-interest bearing deposits to total deposits was 27.9% at December 31, 2011 compared to 26.4% at December 31, 2010.

•	Total assets increased to $1.421 billion at December 31, 2011 from $1.267 billion at December 31, 2010 primarily due to the Old Harbor acquisition.

•

Total shareholders’ equity increased to $215.4 million at December 31, 2011 from $173.5 million at December 31, 2010 primarily due to the issuance of 5,750,000 common shares for a total of $35.1 million, net of costs of $2.3 million, as well as net earnings for the year ended December 31, 2011.

Financial Condition

At December 31, 2011, our total assets were $1.421 billion and our net loans were $868.0 million or 61.1% of total assets. At December 31, 2010, our total assets were $1.267 billion and our net loans were $862.7 million or 68.1% of total assets. The increase in net loans from December 31, 2010 to December 31, 2011 was $5.3 million or 0.61%. This increase was mainly attributed to the Old Harbor Acquisition which added approximately $116.7 million in net loans. During 2011, we had new loan production of approximately $65.4 million resulting in fundings during the year of approximately $50.0 million (including loans originated for sale) which was offset by payoffs, sales, pay downs and charge-offs during the year.

At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans. At December 31, 2010, the allowance for loan losses was $13.1 million or 1.49% of total loans.

At December 31, 2011, our total deposits were $1.182 billion, an increase of $117.0 million (11.0%) over December 31, 2010 of $1.065 billion. The increase was mainly due to the Old Harbor acquisition in October 2011 which added approximately $209.6 million in deposits as of December 31, 2011. This was offset by approximately $90 million in time deposits acquired from the TBOM Acquisition in December 2010 and Old Harbor in October 2011 which were repriced and were paid out during the year. Non-interest bearing deposits represented 27.9% of total deposits at December 31, 2011 compared to 26.4% at December 31, 2010.

Federal Home Loan Advances were $5 million at December 31, 2011 and at December 31, 2010.

Refer to Part 1, Item 1. Business for a discussion of our investment portfolio, loan portfolio, deposits and borrowings.

Results of Operations

We recorded net earnings of $3.7 million for the year ended December 31, 2011, compared to net earnings of $1.6 million for the year ended December 31, 2010. The income for the year ended December 31, 2011 was impacted by the TBOM acquisition at the end of 2010, a reduction in the provision for loan losses year over year and salary, occupancy and data processing expenses, as well as integration expenses of $3.1 million related to the TBOM and Old Harbor acquisitions. Overall operating expenses increased primarily as a result of the Old Harbor Acquisition in October 2011, and a full year of operating costs related to the TBOM acquisition in December 2010.

We recorded net earnings of $1.6 million for the year ended December 31, 2010, compared to net earnings of $3.0 million for the year ended December 31, 2009. The income for the year ended December 31, 2010 was substantially attributed to a gain from the TBOM acquisition of $10.1 million, offset by a $13.5 million provision for loan losses and salary, occupancy and data processing expenses as well as integration related expenses of $2.7 million. Overall operating expenses increased primarily as a result of the TBOM acquisition in December 2010, and a full year of operating costs related to the Republic acquisition in 2009.

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

Net interest earnings for the years ended December 31, 2011 and 2010 are reflected in the following table:

(Dollars in thousands)	Year ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans (a)	$831,830	$55,311	6.65%	$685,251	$41,529	6.06%
Investment securities	147,608	4,362	2.96%	92,063	3,263	3.54%
Federal funds sold and securities purchased under resale agreements	156,842	736	0.47%	158,949	971	0.61%
Total interest earning assets	1,136,280	60,409	5.32%	936,263	45,763	4.89%
Non-interest earning assets	180,407			132,977
Allowance for loan losses	(13,438)			(12,991)
Total Assets	$1,303,249			$1,056,249

Liabilities
Interest-bearing liabilities
NOW accounts	$125,267	$222	0.18%	$108,275	$200	0.18%
Money market accounts	278,104	2,192	0.79%	180,999	1,718	0.95%
Savings accounts	44,696	238	0.53%	37,270	229	0.61%
Certificates of deposit	297,806	3,339	1.12%	301,428	5,131	1.70%
Repos	11,998	16	0.13%	14,228	23	0.16%
Other borrowings	9,053	342	3.78%	10,141	444	4.38%
Total interest-bearing liabilities	766,924	6,349	0.83%	652,341	7,745	1.19%
Non-interest-bearing liabilities
Demand deposit accounts	325,277			222,970
Other liabilities	7,187			6,050
Total non-interest-bearing liabilities	332,464			229,020

Shareholders’ Equity	203,861			174,888

Total Liabilities and Shareholders’ Equity	$1,303,249			$1,056,249
Net interest spread		$54,060	4.49%		$38,018	3.70%
Net interest on average earning assets-Margin (b)			4.76%			4.06%

(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $301 in 2011, and $499 in 2010.

(b)	Net interest margin is net interest income divided by average total interest-earning assets.

Our net interest income for the year ended December 31, 2011 was positively impacted by an increase in average earning assets of $200.0 million or 21.36% as compared to the year ended December 30, 2010 primarily due to loans and investments acquired in the Old Harbor and TBOM acquisitions. Earnings were also positively impacted by the accretion of discounts related to loans acquired in the Old Harbor, TBOM, and Republic acquisitions of approximately $11.8 million for the year ended December 31, 2011 as compared to $5.6 million for the same period in 2010. Included in the $11.8 million of accretion of discount in 2011 was approximately $4.3 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. A corresponding charge of approximately $3.8 million was recorded as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations related to these assets.

Net interest income was $54.1 million for year ended December, 2011, as compared to $38.0 million for the year ended December 31, 2010, an increase of $16.0 million or 42.20%. The increase resulted primarily from an increase in average earning assets of $200.0 million or 21.36% primarily due to the Old Harbor and TBOM acquisitions and a reduction in our average cost of funds. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 70 basis points from 4.06% during the year ended December 31, 2010 to 4.76% during the year ended December 31, 2011, due to an increase in the yield earned in assets of 43 basis point coupled with a decrease of our cost of funds during the year and increases in accretion income during the year. Our cost of funds was approximately 36 basis points lower for the year ended December 31, 2011, as compared to 2010, primarily as a result of lower rates in the renewal of time deposits. Accretion of $11.8 million on acquired loans added approximately 104 basis points to the year ended December 31, 2011 net interest margin. This compares to accretion of loan discount of $5.6 million during the year December 31, 2010, which added approximately 59 basis points to the December 31, 2010 margin. For the year ended December 31, 2011, average loans represented 73.21% of total average interest-earning assets and 76.80% of total average deposits and customer repurchase agreements compared to average loans to total average interest-earning assets of 73.19% and average loans to total average deposits and customer repurchase agreements of 79.2% at December 31, 2010.

Net interest earnings for the years ended December 31, 2010 and 2009 are reflected in the following table:

	Year ended
	December 31, 2010			December 31, 2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans (a)	$685,251	$41,529	6.06%	$506,625	$26,196	5.17%
Investment securities	92,063	3,263	3.54%	48,289	2,118	4.39%
Federal funds sold, securities purchased under resale agreements	158,949	971	0.61%	22,236	225	1.01%
Total interest earning assets	936,263	45,763	4.89%	577,150	28,539	4.94%
Non-interest earning assets	132,977			82,508
Allowance for loan losses	$(12,991)			(6,590)
Total Assets	$1,056,249			$653,068
Liabilities
Interest-bearing liabilities
NOW accounts	$108,275	$200	0.18%	$63,150	$154	0.24%
Money market accounts	180,999	1,718	0.95%	105,755	1,055	1.00%
Savings accounts	37,270	229	0.61%	14,842	97	0.65%
Certificates of deposit	301,428	5,131	1.70%	183,550	5,204	2.84%
Federal funds purchased and Repos	14,228	23	0.16%	14,331	38	0.27%
Other borrowings	10,141	444	4.38%	33,932	698	2.06%
Total interest-bearing liabilities	652,341	7,745	1.19%	415,560	7,246	1.74%
Non-interest-bearing liabilities
Demand deposit accounts	222,970			108,716
Other liabilities	6,050			4,929
Total non-interest bearing liabilities	229,020			113,645

Shareholders’ Equity	174,888			123,863

Total Liabilities and Shareholders’ Equity	$1,056,249			$653,068

Net interest spread		$38,018	3.70%		$21,293	3.20%

Net interest on average earning assets – Margin (b)			4.06%			3.69%

(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $499 in 2010, and $175 in 2009.

(b)	Net interest margin is net interest income divided by average total interest-earning assets.

Net interest income was $38.0 million for the year ended December 31, 2010 compared with $21.3 million for the year ended December 31, 2009, an increase of $16.7 million or 78.6%. The increase resulted primarily from an increase in average earning assets of $359.1 million or 62.2% due primarily to the common stock offering in 2009, the acquisition of Republic in late 2009, and the acquisition of TBOM in late 2010. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 37 basis points from 3.69% during the year ended December 31, 2009 to 4.06% during the year ended December 31, 2010, mainly the result of the accretion income on acquired loans of $5.6 million during the year which added approximately 59 basis points to the December 31, 2010 net interest margin. This amount was partially offset by the decrease of average loans as a percent of earning assets of 73.2% for the year ended December 31, 2010 compared to 87.8% for the year ended December 31, 2009. The net interest margin was significantly affected by a decrease in interest rates paid on deposits, particularly a decrease in the yield paid on certificates of deposit and an increase in average non-interest bearing demand deposit accounts of $114.3 million year-over-year.

          Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2011, as compared to the year ended December 31, 2010, and during the year ended December 31, 2010 as compared to the year ended December 31, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	Years ended December 31, 2011 and 2010
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$13,782	$9,477	$4,305
Investment Securities	1,099	1,712	(613)
Federal funds sold and securities purchased under resale agreements	(235)	(13)	(222)
Total interest-earning assets	$14,646	$11,176	$3,470

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$22	$30	$(8)
Money market accounts	474	803	(329)
Savings accounts	9	42	(33)
Certificates of deposit	(1,792)	(61)	(1,731)
Federal funds purchased and repos	(7)	(3)	(4)
Other borrowings	(102)	(45)	(57)
Total interest-bearing liabilities	$(1,396)	$766	$(2,162)

Net interest spread	$16,042	$10,410	$5,632

Changes in interest earnings for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands)	Years ended December 31, 2010 and 2009
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$15,333	$10,304	$5,029
Investment Securities	1,145	1,616	(471)
Federal funds sold and securities purchased under resale agreements	746	868	(122)
Total interest-earning assets	$17,224	$12,788	$4,436

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$46	$90	$(44)
Money market accounts	663	717	(54)
Savings accounts	132	138	(6)
Certificates of deposit	(73)	2,519	(2,592)
Federal funds purchased and repos	(15)	—	(15)
Other borrowings	(254)	(701)	447
Total interest-bearing liabilities	$499	$2,763	$(2,264)

Net interest spread	$16,725	$10,025	$6,700

          Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2011, the provision for loan losses was $7.0 million as compared to $13.5 million for the year ended December 31, 2010 and $13.2 million for the year ended December 31, 2009. The decrease in the provision for loan losses between the years ended December 31, 2011 and 2010 was primarily due to a reduction in losses recognized within the portfolio from historical levels. As of December 31, 2011 and 2010, the allowance for loan losses was 1.46% and 1.49%, respectively, of total loans. As of December 31, 2011 and 2010, the allowance for loan losses to non-accrual loans was 29.9% and 57.3%, respectively. The reduction in the allowance as a percentage of non-accrual loans over the prior year is primarily due to the continued timely charge-off of specific reserves as well as the supportable values based on new appraisals in 2011 as compared to 2010. The Company obtains new appraisals annually for all non-accruing loans and provides specific reserves when values less disposal costs are less than the carrying value of the loans. Specific reserves are generally charged off after one year. In addition, as compared to prior years, new appraisals have provided more support for impaired loans.

          Non-Interest Income

Following is a schedule of non-interest income for the years ended December 31, 2011, 2010, and 2009:

(Dollars in thousands)	Year ended December 31,
	2011	2010	2009
Service charges on deposit accounts	$3,581	$3,091	$1,418
Losses on sale of OREO	(264)	(113)	(64)
Net gains on sales of securities	364	435	596
Net gains on sales of loans held for sale	58	73	98
Increase in cash surrender value of Company owned life insurance	151	161	156
Adjustment to FDIC loss share receivable	(3,236)	—	—
Gain on acquisition	—	10,133	20,535
Other	1,085	764	223
	$1,739	$14,544	$22,962

          Year Ended December 31, 2011, compared to Year Ended December 31, 2010

Non-interest income decreased to $1.7 million for the year ended December 31, 2011 from $14.5 million for the year ended December 31, 2010. The change was due to the acquisition gain from TBOM in 2010, adjustments to reduce the FDIC loss share receivable in 2011 for the resolution of loans in excess of fair value and an increase in fees earned on deposit accounts.

Service charges on deposit accounts increased by $490,000 or 15.85% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase was primarily due to the increase in average deposits of 25.88% in 2011 as compared to 2010 due primarily from the full year of deposits from the TBOM acquisition and the Old Harbor acquisition in October 2011.

During the year ended December 31, 2011, we sold approximately $20.3 million of securities resulting in a net gain of $364,000 as compared to 2010 when we sold $39.1 million of securities for a net gain of $435,000.

The adjustment to the FDIC indemnification receivable during the year ended December 31, 2011 represented a $3.8 million expense due to the disposition of assets acquired in FDIC assisted transactions above the discounted carrying value of the asset, resulting in a lower actual loss on the asset than originally estimated, net of interest income earned in the receivable offset by accretion income on the FDIC receivable of $566,000 during the year ended December 31, 2011.

Other non-interest income increased to $1.1 million for the year ended December 31, 2011 as compared to $764,000 for the year ended December 31, 2010. This increase was due to a gain on the resolution of borrowings of $87,000 and interest income earned from the Internal Revenue Service on a tax refund of $192,000.

          Year Ended December 31, 2010, compared to Year Ended December 31, 2009

Non-interest income decreased to $14.5 million for the year ended December 31, 2010 from $23.0 million in 2009. The decrease of $7.5 million was mainly the result of the difference on the gain on acquisition of TBOM in 2010 as compared to the $20.5 million gain from the RFB acquisition in 2009.

Service charges on deposit accounts increased by $1.67 million or 118% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase was primarily due to the increase in average deposits of 79% in 2010 as compared to 2009 due primarily from the full year of deposits from the Republic acquisition.

During the year ended December 31, 2010, we sold approximately $39.1 million of securities resulting in a net gain of $435,000 as compared to 2009 when we sold $32.1 million of securities for a net gain of $596,000.

Other non-interest income increased to $764,000 for the year ended December 31, 2010 as compared to $223,000 for the year ended December 31, 2009. This increase was primarily due to increased fees due to the Republic acquisition in late 2009 as well as the TBOM acquisition in late 2010.

          Non-Interest Expenses

Following is a schedule of non-interest expense for years ended December 31, 2011, 2010 and 2009:

(Dollars in thousands)	Year ended December 31,
	2011	2010	2009
Salaries and employee benefits	$20,186	$16,052	$9,808
Occupancy and equipment	7,732	6,237	6,113
Data processing	3,481	2,684	1,858
Telephone	814	757	557
Advertising	293	165	78
Stationary and supplies	387	317	224
Amortization of intangibles	514	433	313
Regulatory assessment	1,395	1,659	1,140
Professional fees	2,442	2,153	1,134
Merger reorganization expense	1,076	2,213	2,711
Impairment losses recognized in earnings	—	—	120
Other	4,525	3,759	2,112
	$42,845	$36,429	$26,168

          Year Ended December 31, 2011, compared to Year Ended December 31, 2010

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2011, non-interest expense increased to $42.8 million compared to $36.4 million for the year ended December 31, 2010, an increase of $6.4 million or 17.61%. A substantial portion of the increase in non-interest expense was due to the acquisition of TBOM in late 2010 and Old Harbor in October 2011.

Salary and employee benefit costs were $20.2 million for the year ended December 31, 2011, an increase of $4.1 million or 25.75%. The increase was a result of the acquisition of the TBOM operation, including three banking centers at the end of 2010 (subsequently closed in June 2011) and the addition of Old Harbor salaries from that acquisition. Included in the year end December 31, 2011 expense is approximately $1.1 million of personnel-related costs that were eliminated by June 30, 2011 due to the integration of TBOM. In connection with the Old Harbor acquisition, we increased our employee headcount and salary expense since the date of acquisition on October 21, 2011. Inclusive within salary expense is approximately $158,000 in salary expense that is anticipated to be eliminated at the end of the first quarter of 2012 as operations are fully integrated.

Occupancy and equipment increased by $1.5 million or 23.97% year over year. The increase was largely due to $620,000 of expense related to space acquired from TBOM which was eliminated effective June 1, 2011. Additionally, the acquisition of Old Harbor resulted in additional occupancy expense of approximately $58,000 during the quarter ended December 31, 2011, which is anticipated to be eliminated in the first quarter of 2012. We also signed a lease in January 2011 for additional space for an operations area which increased expense by $200,000.

Data processing costs were $3.5 million for the year ended December 31, 2011 or an increase of $797,000 compared to 2010, due to the increase in the number of items processed as a result of the TBOM and Old Harbor acquisition.

Regulatory assessments decreased by $264,000 or 15.91% between the years ended December 31, 2011 and 2010 due to a change in the regulatory assessment methodology between periods.

Professional fees were $2.4 million, or an increase of $289,000 compared to 2010 primarily as a result of collection efforts from the increase in non-performing loans and classified assets during 2011.

Merger reorganization expense of $1.1 million in 2011 related primarily to integration, legal and stay bonus expenses for the Old Harbor and TBOM acquisitions as well as one-time compensation-related costs. These amounts are comparable to expenses incurred in 2010 related to the Republic acquisition.

Other non-interest expense of $4.5 million in 2011 increased $766,000 compared to 2010 primarily due to the full year of operations in 2011 from the TBOM acquisition and two and a half months from the Old Harbor acquisition.

          Year Ended December 31, 2010, compared to Year Ended December 31, 2009

During the year ended December 31, 2010, non-interest expense increased to $36.4 million compared to $26.2 million for the year ended December 31, 2009, an increase of $10.3 million or 39.2%.

Salary and employee benefit costs were $16.1 million in 2010 or $6.2 million more than 2009. The increase was primarily a result of the acquisition of the Republic operation, including three banking centers at the end of 2009. In addition, we incurred approximately $510,000 in salary and benefits related to employees who worked for us until the completion of the conversion and integration of the Republic systems.

Occupancy expenses were $6.2 million in 2010 or an increase of $124,000 compared to 2009. The increase was primarily a result of a full year of occupancy costs related to the locations added from the TBOM acquisition in 2009.

Data processing costs in 2010 were $2.7 million or an increase of $826,000 compared to 2009, primarily as a result of the full year of costs related to the increased loans and deposits serviced from the TBOM acquisition.

Professional fees were $2.2 million, or an increase of $1.0 million compared to 2009 primarily as a result of collection efforts from the increase in non-performing loans, classified assets and charge-offs during 2010.

Merger reorganization expenses of $2.2 million in 2010 related primarily to integration, legal and valuation expenses for the TBOM Acquisition, the termination of leases related to excess space and one-time compensation related costs.

Other non-interest expense of $3.8 million in 2010 increased $1.65 million compared to 2009 primarily due to the full year of operations in 2010 from the Republic Acquisition.

          Income Tax Expense (Benefit)

During the year ended December 31, 2011, we recognized income tax expense of $2.3 million due to pre-tax earnings of $6.0 million. During the year ended December 31, 2010, we recognized income tax expense of $1.02 million due to pre-tax earnings of $2.6 million. The effective tax rate for the year ended December 31, 2011 was 38.3% which compares to 38.8% for the year ended December 31, 2010.

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

We manage our assets and liabilities through 1st United’s Asset Liability Committee (“ALCO”) Board Committee which meets quarterly and through our internal management committee which meets more frequently. Management closely monitors 1st United’s interest at risk calculations through model simulations and reports the results of its rate stress testing to ALCO on a quarterly basis.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100 and 200 basis points (“bp”) and plus 300bp, although we may elect not to use particular scenarios that we determined are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a one-year and two-year period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

1st United has been consistently within policy limits on rates stress test up and down 100, 200, and 300 bp, both for net interest margin and EVE. Management has closely monitored 1st United’s gap position which has been liability sensitive during a stable rate environment. Variations on EVE have consistently shown low volatility.

The following tables illustrate the above measurements at year end December 31, 2011:

Net Interest Margin Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Net interest income at one year	$42,661	$43,164	$43,366	$42,138	$43,790	$45,180	$46,288
Interest change	523	1,026	1,228	—	1,652	3,042	4,150
Percentage change	1.2%	2.4%	2.9%	—	3.9%	7.2%	9.8%
Net interest income at two years	$37,772	$39,155	$40,222	$38,950	$40,864	$41,803	$42,379
Interest change	(1,178)	205	1,272	—	1,914	2,853	3,429
Percentage change	(3.0)%	0.5%	3.3%	—	4.9%	7.3%	8.8%

Economic Value of Equity Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Equity value at one year	$226,244	$213,094	$194,426	$178,890	$166,516	$155,024	$143,618
Value change at:	47,354	34,204	15,536		(12,374)	(23,866)	(35,272)
Percent change at:	26.5%	19.1%	8.7%	—	(6.9%)	(13.3%)	(19.7)%

Rate Sensitive Assets over Rate Sensitive Liabilities

At December 31, 2011 the twelve month gap position was at .65.

(Dollars in thousands)	Up to 3 months	>3 months <1 year	>1 year <3 years	>3 years <5 years	>5 years	Total
Interest bearing deposits	$151,460	$—	$—	$—	$—	$151,460
Federal funds sold	700	—	—	—	—	700
Available for sale securities	10,204	27,661	64,525	33,627	65,705	201,722
Equity Securities	—	—	—	—	11,207	11,207
Loans	190,955	131,530	171,816	149,292	237,184	880,777
Total interest earning assets	$353,319	$159,191	$236,341	$182,919	$314,096	$1,245,866

NOW accounts	$106,296	$—	$—	$—	$—	$106,296
IOTA accounts	35,768	—	—	—	—	35,768
Money market accounts	318,862	—	—	—	—	318,862
Regular savings accounts	60,956	—	—	—	—	60,956
Certificate of deposit	83,598	169,318	60,472	17,155	—	330,543
Repurchase agreements	8,746	—	—	—	—	8,746
Federal funds purchased & FHLB Advances	5,000	—	—	—	—	5,000
Total interest bearing liabilities	$619,226	$169,318	$60,472	$17,155	$—	$866,171
Gap	$(265,907)	$(10,127)	$175,869	$165,764	$314,096	$379,695
Cumulative gap	$(265,907)	$(276,304)	$(100,165)	$65,599	$379,695
Cumulative gap ratio	.57	.65	.88	1.08	1.44

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

We monitor and manage our liquidity position on several fronts, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net increase in cash and cash equivalents of $45.7 million from December 31, 2010 to December 31, 2011. During the year ended December 31, 2011, we experienced net cash transferred from acquisitions of $33.8 million, proceeds from sales of securities and maturities and prepayments of $59.3 million and proceeds from the issuance of common stock (net of costs) of $35.1 million offset by a reduction in deposits, net of deposits acquired in the Old Harbor acquisition, of $92 million.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us. At December 31, 2011, we had cash and due from bank balances of $165.4 million and available to be pledged securities in the amount of $178.4 million.

In November 2010, we filed a shelf registration statement on Form S-3 with the SEC through which we may sell from time to time any combination of common stock, preferred stock, debt securities, warrants, subscription rights, and units, in one or more offerings. We may seek to obtain debt or equity financings in the future. Such financings, however, may not be available on terms acceptable to us, or at all. In addition, the Loss Sharing Agreements with the FDIC limit our ability to raise additional equity if a change of control would occur as defined in the Loss Sharing Agreements.

At December 31, 2011, we had borrowings from the FHLB of $5 million which will mature and was repaid in January 2012. At December 31, 2011, we had commitments to originate loans totaling $8.4 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2011 totaled $252.9 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2011, we had short-term lines of credit available from correspondent banks totaling $46.0 million, Federal Reserve Bank discount window availability of $38.2 million and borrowing capacity from the FHLB of $39.0 million based on collateral pledged, for a total credit available of $123.2 million. In addition, being “well capitalized,” 1st United can access the wholesale deposits for approximately $338.1 million based on current policy limits.

Contractual Obligations

     Contractual agreements at December 31, 2011 were as follows:

(Dollars in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

FHLB advances	$5,000	$5,000	$—	$—	$—
Certificates of deposit	330,543	252,916	60,472	17,155	—
Operating leases	16,014	3,606	6,629	3,488	2,291

Total	$351,557	$261,522	$67,101	$20,643	$2,291

We discuss our securities portfolio, deposits and borrowings further in Item 1. Business.

          Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Year ended December 31,
	2011	2010

Balance at beginning of period	$173,488	$170,594
Registration costs on issuance of common stock	—	(21)
Sale of common stock, net of costs	35,090	—
Stock based compensation expense	1,072	830
Net income	3,672	1,598
Change in unrealized gains (losses) on available for sale securities	2,031	487

Balance at end of period	$215,353	$173,488

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2011, 1st United met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 19.94%, a Tier 1 risk-based capital ratio of 18.68%, and a Tier I leverage ratio of 9.15%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents Bancorp’s regulatory capital ratios for the respective periods:

	Well Capitalized Regulatory Requirement	December 31,

		2011		2010
Total capital to risk-weighted assets	10.00%	25.23%		23.08%
Tier I capital to risk-weighted assets	6.00%	23.97%		21.02%
Tier I capital to total average assets	5.00%	11.79	%(a)	11.78%

(a) Tier I capital to year end assets is 11.53%.

We completed the issuance of 5,750,000 shares during the year ended December 31, 2011 at $6.50 per share for total additional proceeds of approximately $35.1 million, net of offering costs of $2.3 million. In addition, we have an effective shelf registration statement, which may be used form time to time when additional capital is required.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2011, we had $8.4 million in commitments to originate loans and $5.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, TBOM on December 17, 2010 and Old Harbor on October 21, 2011. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2011, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

Purchased Credit Impaired Loans

We account for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. We review each loan or loan pool acquired to determine whether there is evidence of a deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements. We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, we update the expected future cash flows on loans acquired. Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

FDIC Loss Share Receivable

We have entered into agreements with the FDIC for reimbursement of losses within acquired loan portfolios. The FDIC loss share receivable is recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable result in either an increase or a decrease in the FDIC loss share receivable. Deterioration in loan credit quality increases the FDIC loss share receivable; increases in credit quality decrease the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduce the FDIC loss share receivable.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic loss from adverse changes in the fair value of financial instruments due to changes in (a) interest rates, (b) foreign exchange rates, or (c) other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. Our market risk is composed primarily of interest rate risk. 1st United has an Asset/Liability Committee (“ALCO”) which is responsible for reviewing the interest rate sensitivity position, and establishing policies to monitor and limit the exposure to interest rate risk.

The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is measured and monitored through gap analysis, which measures the amount of repricing risk associated with the balance sheet at specific points in time. See “Interest Rate Risk Management” and “Liquidity and Capital Resources” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st United Bancorp, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the current year acquisition of Old Harbor Bank of Florida from the scope of management’s report on internal control over financial reporting. As such, this acquired institution has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida February 8, 2012

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010

ASSETS
Cash and due from financial institutions	$164,724	$118,952
Federal funds sold	700	800
Cash and cash equivalents	165,424	119,752
Time deposits in other financial institutions	—	75
Securities available for sale	201,722	102,289
Loans held for sale	100	4,800
Loans, net of allowance of $12,836 and $13,050 at year end 2011 and 2010	867,994	862,743
Nonmarketable equity securities	11,207	18,543
Premises and equipment, net	12,383	9,823
Other real estate owned	13,512	7,409
Company-owned life insurance	5,093	4,727
FDIC loss share receivable	71,900	74,332
Goodwill	51,969	45,008
Core deposit intangible	3,260	3,289
Accrued interest receivable and other assets	16,683	14,391
Total assets	$1,421,247	$1,267,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$329,283	$281,285
Interest bearing	852,425	783,402
Total deposits	1,181,708	1,064,687
Federal funds purchased and repurchase agreements	8,746	12,886
Federal Home Loan Bank advances	5,000	5,000
Other borrowings	—	4,750
Accrued interest payable and other liabilities	10,440	6,370
Total liabilities	1,205,894	1,093,693

Commitments and contingencies (Note 19)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized and undesignated at year end, respectively; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 30,569,032 and 24,793,089 issued and outstanding at year end 2011 and 2010, respectively	307	248
Additional paid-in capital	217,800	181,697
Accumulated deficit	(5,317)	(8,989)
Accumulated other comprehensive income	2,563	532
Total shareholders’ equity	215,353	173,488
Total liabilities and shareholders’ equity	$1,421,247	$1,267,181

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009

Interest income:
Loans, including fees	$55,311	$41,529	$26,196
Securities	4,362	3,263	2,118
Federal funds sold and other	736	971	225
Total interest income	60,409	45,763	28,539
Interest expense:
Deposits	5,991	7,278	6,510
Federal funds purchased and repurchase agreements	16	23	38
Federal Home Loan Bank advances	230	233	375
Other borrowings	112	211	323
Total interest expense	6,349	7,745	7,246

Net interest income	54,060	38,018	21,293

Provision for loan losses	7,000	13,520	13,240

Net interest income after provision for loan losses	47,060	24,498	8,053

Non-interest income:
Service charges on deposit accounts	3,581	3,091	1,418
Net gains (losses) on sales of OREO	(264)	(113)	(64)
Net gains on sales of securities	364	435	596
Net gains on sales of loans held for sale	58	73	98
Gain on acquisition	—	10,133	20,535
Increase in cash surrender value of Company owned life insurance	151	161	156
Adjustment to FDIC loss share receivable	(3,236)	—	—
Other	1,085	764	223
Total noninterest income	1,739	14,544	22,962
Non-interest expense:
Salaries and employee benefits	20,186	16,052	9,808
Occupancy and equipment	7,732	6,237	6,113
Data processing	3,481	2,684	1,858
Telephone	814	757	557
Stationery and supplies	387	317	224
Amortization of intangibles	514	433	313
Professional fees	2,442	2,153	1,134
Advertising	293	165	78
Merger reorganization expense	1,076	2,213	2,711
Regulatory assessment	1,395	1,659	1,140
Other-than-temporary loss	—	—	120
Other	4,525	3,759	2,112
Total non-interest expense	42,845	36,429	26,168

Income before income taxes	5,954	2,613	4,847
Income tax expense	2,282	1,015	1,827
Net income	3,672	1,598	3,020
Preferred stock dividends earned	—	—	(774)

Net income available to common shareholders	$3,672	$1,598	$2,246

Basic earnings per common share	$0.13	$0.06	$0.17
Diluted earnings per common share	$0.13	$0.06	$0.17

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	Shares of Series A Preferred Stock	Series A Preferred Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Shares of Series C Preferred Stock	Series C Preferred Stock	Shares of Series D Preferred Stock	Series D Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2009	459,503	$4,595	—	$—	—	$—	—	$—	8,670,231	$87	$105,581	$(12,162)	$769	$98,870
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	3,020	—	3,020
Change in net unrealized gain (loss) on securities available for sale net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	—	—	(724)	(724)
Total comprehensive income														2,296
Dividends declared on preferred stock	—	—	—	—	—	730	—	(59)	—	—	—	(1,445)	—	(774)
Stock-based compensation expense including tax benefit	—	—	—	—	—	—	—	—			543	—	—	543
Restricted stock grants	—	—	—	—	—	—	—	—	11,429	—	—	—	—
Issuance of common stock, net of cost $5,575	—	—	—	—	—	—	—	—	16,100,000	161	74,764	—	—	74,925
Exchange of Series A and B preferred stock	(459,503)	(4,595)	459,503	4,595		—	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock – net of issuance costs of $171	—	—	—	—	10,000	9,270	—	—	—	—	—	—	—	9,270
Issuance of Series D preferred stock	—	—	—	—			500	559	—	—	—	—	—	559
Redemption of preferred stock	—	—	(459,503)	(4,595)	(10,000)	(10,000)	(500)	(500)	—	—	—	—	—	(15,095)
Balance at December 31, 2009	—	$—	—	$—	—	$—	—	$—	24,781,660	$248	$180,888	$(10,587)	$45	$170,594
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	1,598	—	1,598
Change in net unrealized gain (loss) on securities available for sale net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	—	—	487	487
Total comprehensive income														2,085
Stock-based compensation expense including tax benefit	—	—	—	—	—	—	—	—	—	—	830	—	—	830
Restricted stock grants	—	—	—	—	—	—	—	—	11,429	—	—	—	—
Registration costs on issuance of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	24,793,089	$248	$181,697	$(8,989)	$532	$173,488
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	3,672	—	3,672
Change in net unrealized gain (loss) on securities available for sale net of reclassification and taxes	—	—	—	—	—	—	—	—	—	—	—	—	2,031	2,031
Total comprehensive income												—	—	5,703
Stock-based compensation expense including tax benefit	—	—	—	—	—	—	—	—	—	—	1,072	—	—	1,072
Restricted stock grants	—	—	—	—	—	—	—	—	25,943	1	(1)	—	—	—
Issuance of common stock, net of cost of $2,285	—	—	—	—	—	—	—	—	5,750,000	58	35,032	—	—	35,090
Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	$30,569,032	$307	$217,800	$(5,317)	$2,563	$215,353

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$3,672	$1,598	$3,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	7,000	13,520	13,240
Depreciation and amortization	2,741	2,011	2,021
Net accretion of purchase accounting adjustments	(8,863)	(4,660)	(809)
Net amortization of securities	1,423	780	225
Impairment of securities available for sale	—	—	120
Increase in cash surrender value of company-owned life insurance	(151)	(161)	(156)
Stock-based compensation expense	1,072	830	543
Net (gain) loss on sales of securities	(364)	(435)	(596)
Net (gain) loss on OREO	264	113	64
Net (gain) loss on premises and equipment	32	58	4
Net gain on sales of loans held for sale	(58)	(73)	(98)
Gain on acquisition	—	(10,133)	(20,535)
Loans originated for sale	(3,422)	(3,700)	(6,211)
Proceeds from sales of loans held for sale	8,180	3,924	7,509
Net change in:
Deferred income taxes	1,692	(1,362)	1,936
Deferred loan fees	(164)	(277)	188
Accrued interest receivable and other assets	(4,826)	6,152	(3,586)
Accrued interest payable and other liabilities	2,979	(3,147)	2,369
Net cash provided by (used in) operating activities	11,207	5,038	(752)
Cash flows from investing activities
Proceeds from sales and calls of securities	20,288	39,124	32,106
Proceeds from security maturities and prepayments	38,975	19,767	10,571
Purchases of securities	(125,522)	(42,841)	(62,908)
Loan originations and payments, net	105,877	(7,267)	(5,205)
Proceeds from sale of other real estate owned	6,405	5,085	2,246
Cash received from FDIC loss sharing agreements	17,331	6,109	—
Purchase of nonmarketable equity securities, net	7,728	(57)	1,034
Proceeds from maturity of time deposit	75	—	—
Cash transferred in connection with acquisitions	33,833	35,102	183,026
Additions to premises and equipment, net	(4,206)	(1,863)	(303)
Proceeds from surrender of company-owned life insurance	—	—	2,252
Purchase of company-owned life insurance	(215)	—	(2,200)
Net cash provided by (used in) investing activities	100,569	53,159	160,619
Cash flows from financing activities
Net change in deposits	(92,304)	7,149	16,892
Net change in federal funds purchased and repurchase agreements	(4,140)	(9,457)	490
Net change in short-term Federal Home Loan Bank advances	—	(71,016)	(129,581)
Net change in other borrowings	(4,750)	(341)	(414)
Repurchase and retirement of preferred stock including tax benefit	—	—	(15,095)
Issuance of preferred stock	—	—	9,829
Issuance of common stock, net of expense	35,090	(21)	74,925
Dividends paid	—	—	(774)
Net cash provided by (used in) financing activities	(66,104)	(73,686)	(43,728)

Net change in cash and cash equivalents	45,672	(15,489)	116,139
Beginning cash and cash equivalents	119,752	135,241	19,102
Ending cash and cash equivalents	$165,424	$119,752	$135,241

Supplemental cash flow information:
Interest paid	$6,701	$7,823	$6,877
Income taxes paid	—	225	—

Supplemental disclosures of noncash activities:
Series A preferred stock converted to common stock	$—	$—	$365
Transfer of loans to OREO	10,503	3,790	2,945
Transfer of loans to held for sale portfolio	—	4,800	151

See accompanying notes to the consolidated financial statements

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp” or “Company”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending, Inc. (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, five offices in Miami-Dade County, one office each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida and four offices in Pinellas and Pasco counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. However, the customers’ ability to repay their loans is dependent on the real estate and general market conditions. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At December 31, 2011, EEL held $2,215 in non-performing and $2,448 in performing loans.

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

Reclassifications: Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill and intangible assets, carrying value of deferred tax assets and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities under 90 days, and federal funds sold. Net cash flows are reported within the statement of cash flows for loan and deposit transactions, and federal funds purchased and repurchase agreements.

The company is required to maintain regulatory reserve balances with the Federal Reserve Bank. The average reserve balances required for the year ended December 31, 2011 was $1,600.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities Available for Sale: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, or if it is more likely than not the Company will have to sell the security before recovery of its cost basis, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Palm Beach, Broward Miami-Dade, Pasco and Pinellas counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

Loans Held for Sale: Loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Residential real estate loans held for sale are sold with servicing released. Gains and losses on sales of residential real estate loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.

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

Loans: Loans, excluding certain purchased loans which have shown evidence of deterioration since origination, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in a loan excludes accrued interest receivable and unearned income as well as net deferred loan fees or cost which are not significant.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on cost-recovery method with cash payments applied as a principle reduction, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Certain Acquired Loans: As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310-30 to determine whether (1) there was evidence of credit deterioration since origination, and (2) it was probable that we would not collect all contractually required payment receivable. The Company determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified by us based on our review of each individual loan. Therefore, generally each individual loan that should have been or was on nonaccrual at the acquisition date, loans contractually past due 60 days or more, and each individual loan that was classified by us were included subject to ASC 310-30. These loans were recorded at the discounted expected cash flows of the individual loan and are currently disclosed in Note 4.

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

Troubled Debt Restructurings. A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance for loan losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their interest accrual status at the time of modification.

Allowance for Loan Losses: In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses at December 31, 2011.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management.

The impairment, if any, is determined based on either the present value expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or if the loan is collateral dependent, the fair value of the underlying collateral less estimated cost of sale. The Company may classify a loan as substandard; however, it may not be classified as impaired. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. For troubled debt restructured loans that subsequently default, the Company determines the amount of specific reserve in accordance with our allowance for loan loss policy.

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

Nonmarketable Equity Securities: Nonmarketable equity securities include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock.

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest on additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value. Both cash and stock dividends are reported as income

The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery par value. Both cash and stock dividends are reported as income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the assets’ useful lives, which range from 3 to 10 years. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the lease term or the useful life of the asset. Land is carried at cost.

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value and a charge is recorded in the consolidated statement of operations in the current period.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less the estimated cost to sell the asset. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Goodwill and Core Deposit Intangible: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the Loss Sharing Agreements which were booked as of the acquisition dates of Republic, TBOM, and Old Harbor. The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate owned (“Covered Assets”) acquired as a result of these acquisitions. The range of discount rates on the FDIC Loss Share Receivable was 2.12% to 3.97%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if any, reduces deferred tax assets to the amount expected to be realized.

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

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock grants. Earnings per common share is restated for all stock splits and stock dividends through the date of issue of the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Comprehensive Income Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of related taxes, which are also recognized as separate components of shareholders’ equity.

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standard Board (“FASB”) amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company does not believe the impact of this amendment on the consolidated financial statements will be material.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions of this guidance which resulted in an increase in loans classified as troubled debt restructured of $416.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity. The other provisions of the amendment are is effective for fiscal and interim periods beginning after December 15, 2011.

NOTE 2 –ACQUISITIONS

Old Harbor Bank of Florida

On October 21, 2011, the Company through its banking subsidiary entered into a purchase and assumption agreement and certain loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and the FDIC as receiver, to acquire certain assets and assume substantially all of the deposits, other than depository organized - brokered deposits, and certain liabilities of Old Harbor Bank of Florida (“Old Harbor”), located in Clearwater, Florida. Assets acquired included cash and cash equivalents, investments securities, loans with unpaid principal of $149,186, and other real estate owned. A majority of the loans and all other real estate owned are covered under loss sharing agreements (“Covered Assets”) between the FDIC and 1st United.

The deposits were acquired with a 0% premium and assets were acquired at a discount of approximately $8,500, subject to customary adjustments. The FDIC’s obligation to reimburse the Company for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse the Company for 70% of losses with respect to Covered Assets, up to approximately $49,000. 1st United will reimburse the FDIC for 70% of recoveries with respect to losses for which the FDIC paid 1st United 70% reimbursement under the Loss Sharing Agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and 1st United reimbursement to the FDIC for ten years. The loss sharing agreement applicable to commercial loans and other real estate owned provides for FDIC loss sharing for five years and the Company reimbursement for eight years. In addition, on December 15, 2021, 1st United will pay to the FDIC 50% of the excess, if any, of (1) $9,761 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the acquisition, (b) 20% of the Cumulative Shared-Loss Payments (as defined below) and (c) 3.5% of the total loans subject to loss sharing. For the purposes of the above calculation, “Cumulative Shared-Loss Payments” means (i) the aggregate of all of the payments made or payable to the Company under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss sharing agreements.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair values. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. Specifically, additional information related to the fair value over loans, other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. Preliminary valuation and purchase price allocation adjustments are reflected in the table below.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

Assets	October 21, 2011 (As initially reported)	Preliminary Measurement Period Adjustments	October 21, 2011 (As adjusted)
Cash and cash equivalents	$24,737	$—	$24,737
Securities available for sale	30,975	—	30,975
Federal Home Loan Bank stock	392	—	392
Loans	118,901	(2,240)	116,661
Other real estate owned	2,062	207	2,269
Core deposit intangible	485	—	485
FDIC loss share receivable	17,721	414	18,135
Accrued interest receivable and other assets	1,244	(247)	997
Total Assets Acquired	$196,517	$(1,866)	$194,651

Liabilities
Deposits	$209,617	$—	$209,617
Other	1,091	—	1,091
Total Liabilities Assumed	$210,708	$—	$210,708
Excess of liabilities assumed over assets acquired	14,191	1,866	16,057
Cash received from the FDIC	9,096		9,096
Total Goodwill	$5,095	$1,866	$6,961

The acquisition of Old Harbor is consistent with the Company’s plan to enhance both its footprint and competitive position. This acquisition provided for the initial expansion into the West Coast of Florida markets specifically Pasco and Pinellas counties. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations, all of which contributed to the resulting goodwill associated with the transactions.

On the date of acquisition, the Company did not immediately acquire the furniture or equipment or any of the owned facilities of Old Harbor. Management assessed each banking location and determined not to assume three banking facilities, two of which were leased and one was owned. The Company has purchased two banking facilities and related furniture and equipment for $2,200 and assumed two leased banking facilities.

The Bank of Miami, N.A. Acquisition

On December 17, 2010, the Company, through its banking subsidiary 1st United Bank, entered into a purchase and assumption agreement with the FDIC, as receiver for TBOM. Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements. The loss sharing agreements cover 80% of losses incurred on acquired loan and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate and five years with respect to losses on non-residential real estate and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the loss share agreement with the FDIC.

The Company received a $38,000 net discount on the assets acquired. TBOM operated three banking facilities in Miami-Dade County, Florida. None of the centers were retained by the Company and the related deposits were serviced from existing branch facilities.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Previously reported fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition became available. Specifically, additional information related to the fair value over loans and other real estate and the FDIC loss share receivable changed as new information became available. As a result, the Company updated the previously reported consolidated balance sheets and statements of operations, of changes in Shareholders’ Equity and of Cash Flows for the year ended December 31, 2010 for the final measurement period adjustments. An acquisition gain of $10,133 was recorded as a component of noninterest income in the consolidated statement of operations for the year ended December 31, 2010 as a result of the acquisition.

Final valuation and purchase price allocation adjustments are reflected in the table below:

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

	December 17, 2010 (As initially reported)	Final Measurement Period Adjustments	December 17, 2010 (As adjusted)

Cash and cash equivalents	$74,902	$—	$74,902
Securities available for sale	29,060	—	29,060
Federal Reserve Bank and Federal Home Loan Bank stock	8,253	—	8,253
Loans	203,185	15,054	218,239
Core deposit intangible	677	—	677
FDIC loss share receivable	48,690	(12,380)	36,310
Other real estate owned	9,858	(1,676)	8,182
Other assets	3,691	(1,915)	1,776
TOTAL ASSETS ACQUIRED	$378,316	$(917)	$377,399
Deposits	$254,538	$—	254,538
Federal Home Loan Bank advances	71,016	—	71,016
Other	1,921	(9)	1,912
TOTAL LIABILITIES ASSUMED	$327,475	$(9)	$327,466
Excess of assets acquired over liabilities assumed	50,841	(908)	49,933
Cash paid to FDIC	(39,800)	—	(39,800)
RECORDED GAIN ON ACQUISITION	$11,041	$(908)	$10,133

The Federal Home Loan Bank (FHLB) advances to TBOM were repaid prior to December 31, 2010.

Republic Federal Bank Acquisition

On December 11, 2009, the Company entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, the Company assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain of the assets of Republic. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC.

Republic operated four banking centers in Miami-Dade County, Florida, which immediately became banking centers of the Company.

Under the Republic Loss Sharing Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36,000 and 95% of losses in excess of that amount. The Republic Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Sharing Agreements.

The Company received a $34,200 net discount on the assets acquired. The acquisition was accounted for under the acquisition method of accounting. An acquisition gain totaling $20,535 was recorded related to the acquisition and is included as a component of non-interest income on the consolidated statement of income. Final valuation and purchase price allocations follow:

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

	December 11, 2009 (As initially reported)	Final Measurement Period Adjustments	December 11, 2009 (As adjusted)
Cash and cash equivalents	$25,026	$—	$25,026
Securities	33,637	—	33,637
Federal Reserve Bank and Federal Home Loan Bank stock	5,266	—	5,266
Loans	198,562	(13,833)	184,729
Core deposit intangible	1,248	—	1,248
FDIC loss share receivable	32,900	10,872	43,772
Other assets	3,223	(226)	2,997
TOTAL ASSETS ACQUIRED	$299,862	$(3,187)	$296,675

Deposits	$349,647	$—	$349,647
Repurchase agreements	3,724	—	3,724
Federal Home Loan Bank advances	78,823	—	78,823
Other	2,376	(430)	1,946
TOTAL LIABILITIES ASSUMED	$434,570	$(430)	$434,140

Excess of liabilities over assets acquired	(134,708)	(2,757)	(137,465)
Cash received from FDIC	158,000	—	158,000
RECORDED GAIN ON ACQUISITION	$23,292	$(2,757)	$20,535

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Residential collateralized mortgage obligations	$7,657	$100	$—	$7,757
Residential mortgage-backed	189,953	4,023	(11)	193,965

	$197,610	$4,123	$(11)	$201,722

2010
U.S. agency residential	$3,995	$43	$—	$4,038
Residential collateralized mortgage obligations	14,515	180	—	14,695
Residential mortgage-backed	82,926	954	(324)	83,556

	$101,436	$1,177	$(324)	$102,289

At December 31, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at December 31, 2011 and 2010 were issued or sponsored by U.S. Government agencies.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
Residential mortgage-backed and residential collateralized mortgage obligations	197,610	201,722
	$197,610	$201,722

Securities available for sale at December 31, 2011 and 2010 with a fair value of $23,343 and $31,497, respectively, were pledged to secure public deposits and repurchase agreements.

Securities purchased during the years ended December 31, 2011, 2010 and 2009 were $125,522, $42,841 and $62,908, respectively. We purchase securities using excess cash reserves.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the years ended December 31, 2011, 2010 and 2009, respectively, were as follows:

	December 31,
	2011	2010	2009
Proceeds from sale	$20,288	$39,124	$32,106
Gross gain	364	503	630
Gross loss	—	68	34
Net gains on sales of securities	$364	$435	$596

Gross unrealized losses at December 31, 2011 and 2010, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2011
Residential collateralized mortgage obligations	$—	$—	$—	$—	$—	$—
Residential mortgage-backed	7,487	(11)	14	—	7,501	(11)

	$7,487	$(11)	$14	$—	$7,501	$(11)
2010
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations	—	—	—	—	—	—
Residential mortgage-backed	23,557	(324)	—	—	23,557	(324)

	$23,557	$(324)	$—	$—	$23,557	$(324)

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES (continued)

At December 31, 2011, 100% of the residential mortgage mortgage-backed securities and residential collateralized mortgage obligations held by the Company were issued by the U.S. government and U.S. government sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support.

At December 31, 2011 and 2010, there were 7 and 13, respectively, residential mortgage-backed securities with unrealized losses. At December 31, 2011 and 2010, securities with unrealized losses had depreciated 0.15% and 1.36%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell these securities prior to their anticipated recovery. The Company does not consider these securities to be other–than–temporarily impaired at December 31, 2011.

For the year ended December 31, 2009, the Company recorded a $120 loss associated with the other-than-temporary decline in the value of a corporate obligation. The Company recorded the impairment as a result of lack of marketability and weakening financial conditions of the issuer. Subsequent to the impairment charge, the subsidiary bank of the issuer was closed by the FDIC. Consequently, all of the loss was considered credit related by the Company. There was no other-then-temporary impairment losses recorded for the years ended December 31, 2011 and 2010.

NOTE 4 - LOANS

Loans at year end were as follows:

	December 31, 2011			December 31, 2010
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total

Commercial	$46,180	$125,846	$172,026	$33,267	$131,936	$165,203
Real estate:
Residential	110,515	86,165	196,680	118,150	110,204	228,354
Commercial	232,236	223,616	455,852	207,358	227,497	434,855
Construction and land development	16,300	27,836	44,136	7,136	26,757	33,893
Consumer and other	1,069	11,014	12,083	4,632	8,994	13,626
Total loans	$406,300	$474,477	880,777	$370,543	$505,388	875,931

Add (deduct):
Unearned income and net deferred loan (fees) costs			53			(138)
Allowance for loan losses			(12,836)			(13,050)
Loans, net of allowance			$867,994			$862,743

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

NOTE 4 - LOANS (continued)

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

The Company has purchased loans as part of its acquisitions of Old Harbor in 2011, TBOM in 2010, and Republic in 2009, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Commercial	$22,173	$10,420	$849
Real estate	161,947	151,357	72,180
Construction and land development	19,411	—	—
Consumer	—	3,947	41

Unpaid principal balance	$203,531	$165,724	$73,070

Carrying amount	$105,682	$86,412	$36,675

For those purchased credit impaired loans disclosed above, the Company increased the allowance for loan losses by $432, $84, and $2,571 during 2011, 2010 and 2009, respectively. The allowance for loan losses related to these loans was $652, $304 and $500 at December 2011, 2010 and 2009, respectively. No allowance for loan losses was reversed during the year ended 2011, 2010 or 2009.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

Loans purchased during the year for which it was probable at acquisition that all contractually required payments would not be collected were as follows.

	2011	2010	2009

Contractually required payments receivable of loans purchased during the year:	$55,651	$119,394	$104,751

Cash flows expected to be collected at acquisition	$29,936	$71,790	$39,137
Fair value of acquired loans at acquisition	$24,439	$57,163	$29,966

Accretable yield, or income expected to be collected, was as follows.

Balance at January 1, 2009	$610
New loans purchased	9,171
Accretion of income	(809)
Reclassifications from non-accretable difference	199
Disposals	—
Balance at December 31, 2009	9,171
New loans purchased	14,627
Accretion of income	(2,911)
Reclassifications from non-accretable difference	—
Disposals	—
Balance at December 31, 2010	20,887
New loans purchased	5,497
Accretion of income	(6,421)
Reclassifications from non-accretable difference	217
Disposals	—
Balance at December 31, 2011	$20,180

Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were as follows:

	2011	2010	2009
Loans purchased during the year	$4,778	$3,803	$4,033
Loans at end of year	6,435	6,331	4,033

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	522	1,735	3,059	1,640	44	7,000
Loans charged off	(1,306)	(2,829)	(1,937)	(1,162)	(132)	(7,366)
Recoveries	63	13	35	36	5	152
Ending Balance, December 31, 2011	$3,111	$1,945	$5,302	$2,409	$69	$12,836

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2010	$3,926	$1,738	$4,276	$3,046	$296	$13,282
Provisions for loan losses	1,443	3,331	2,027	5,959	760	13,520
Loans charged off	(1,617)	(2,069)	(2,204)	(7,125)	(918)	(13,933)
Recoveries	80	26	46	15	14	181
Ending Balance, December 31, 2010	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Activity in the allowance for loan losses for the year ended December 31, 2009 was as follows:

2009
Beginning balance	$5,799
Provision for loan losses	13,240
Loans charged-off	(5,788)
Recoveries	31
Ending balance, December 31, 2009	$13,282

The allocation of the allowance for loan losses by portfolio segment at December 31, 2011 and 2010 was as follows:

As of December 31, 2011:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Loans individually evaluated for impairment	$13,936	$9,231	$24,826	$6,277	$—	$54,270
Purchase credit impaired loans	10,486	24,841	63,047	7,308	—	105,682
Loans collectively evaluated for impairment	147,604	162,608	367,979	30,551	12,083	720,825
Total	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 – LOANS (continued)

As of December 31, 2010:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total Specific Reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Loans individually evaluated for impairment	$434	$10,612	$15,720	$6,510	$289	$33,565
Purchase credit impaired loans	2,624	31,386	48,834	3,568	—	86,412
Loans collectively evaluated for impairment	162,145	186,356	370,301	23,815	13,337	755,954
	$165,203	$228,354	$434,855	$33,893	$13,626	$875,931

The following table represents loans individually evaluated for impairment by class of loan as of December 31, 2011.

	Recorded Investment in Impaired Loans With Allowance
December 31, 2011	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,588	$810	$165	$2,478	$1,979	$10
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	1,871	710	446
Secured – real estate	—	—	—	1,700	1,686	1,273
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	140	81	11	7,849	7,073	666
Non-owner occupied	633	487	85	6,577	6,577	1,773
Multi-family	443	427	28	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	—	—	—
Unimproved land	—	—	—	2,516	2,516	892

Consumer and other	—	—	—	—	—	—

Total December 31, 2011	$2,804	$1,805	$289	23,004	$20,554	$5,073

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$478	$423	$6,008	$5,362
HELOCs and equity	—	—	644	644

Commercial:
Secured – non-real estate	—	—	3,150	2,026
Secured – real estate	—	—	9,563	9,514
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	476	476
Non-owner occupied	398	345	11,868	8,089
Multi-family	1,271	1,271	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	8,598	3,761
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2011	$2,147	$2,039	$40,307	$29,872

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Recorded Investment in Impaired Loans With Allowance
December 31, 2010	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$50	$50	$4	$6,971	$6,971	$1,126
HELOCs and equity	—	—	—	1,513	1,513	651

Commercial:
Secured – non-real estate	—	—	—	311	311	210
Secured – real estate	—	—	—	50	50	50
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	6,124	6,124	812
Non-owner occupied	—	—	—	6,512	6,512	685
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	6,965	5,382	822
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	289	289	108

Total December 31, 2010	$50	$50	$4	28,735	$27,152	$4,464

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2010	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$214	$214	$1,725	$1,725
HELOCs and equity	—	—	139	139

Commercial:
Secured – non-real estate	73	73	—	—
Secured – real estate	—	—	—	—
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	1,455	1,455
Non-owner occupied	183	183	1,446	1,446
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	—	—
Unimproved land	—	—	1,557	1,128

Consumer and other	—	—	—	—

Total December 31, 2010	$470	$470	$6,322	$5,893

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

Average recorded investment in impaired loans and related interest income and cash-based interest income for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31, 2011			Year ended December 30, 2010
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate
First mortgages	$9,088	$29	$81	$8,728	$132	$132
HELOC and equity	630	1	12	2,015	1	1

Commercial
Secured non real estate	8,392	116	77	1,640	15	15
Secured real estate	3,769	67	430	49	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate
Owner occupied	9,437	161	167	7,424	149	147
Non-owner occupied	15,512	429	153	7,959	236	236
Multifamily	1,659	—	6	—	—	—

Construction and Land Development
Construction	—	—	—	5,631	—	—
Improved Land	4,387	264	12	6,189	216	216
Unimproved Land	2,516	111	—	1,349	—	—

Consumer and Other	—	—	—	290	—	—

Total	$55,390	$1,178	$938	$41,274	$749	$747

Average recorded investment of impaired loans and related interest income and cash-basis interest income recognized for the year ended December 31, 2009 was as follows:

2009
Average of impaired loans during the year	$19,960
Interest income recognized during impairment	551
Cash-basis interest income recognized	302

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the years ended

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

December 31, 2011, 2010 and 2009, interest income not recognized on non-accrual loans was approximately $1,545, $858, and $436 respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Non performing loans represent loans which are not performing in accordance with the contractual loan agreements. Included in the tables that follow are loans in non-accrual and 90 days and over past due categories with a carrying value of $43,476 and $22,787 as of December 31, 2011 and 2010, respectively. Loans which are 90 days or greater past due and accruing interest income were $647 and $0 at December 31, 2011 and 2010, respectively. Non performing loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

The following tables summarize past due and non-accrual loans by the number of days past due as of December 31, 2011 and 2010:

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,864	$402	$—	$—	$4,622	$5,103	$6,486	$5,505
HELOCs and equity	—	—	—	—	323	644	323	644

Commercial:
Secured – non-real estate	666	479	—	146	228	1,882	894	2,507
Secured – real estate	—	—	—	—	1,013	9,930	1,013	9,930
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	272	—	—	798	4,781	798	5,053
Non-owner occupied	—	—	—	—	2,737	8,904	2,737	8,904
Multi-family	356	—	—	318	2,077	—	2,433	318

Construction and Land Development:
Construction	—	—	—	—	87	—	87	—
Improved land	—	—	—	—	—	264	—	264
Unimproved land	—	—	—	—	80	—	80	—

Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

December 31, 2010

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$2,280	$—	$116	$—	$3,722	$6,062	$6,118	$6,062
HELOCs and equity	—	136	—	—	—	1,638	—	1,774

Commercial:
Secured – non-real estate	—	1,095	—	185	73	191	73	1,471
Secured – real estate	—	—	—	—		50		50
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	4,692	—	—	321	4,800	321	9.492
Non-owner occupied	937	92	359	2,276	183	3,581	1,479	5,949
Multi-family	—	—	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	118	631	118	631
Unimproved land	—	—	—	—	—	1,128	—	1,128

Consumer and other	—	—	—	—	—	289	—	289
Total December 31, 2010	$3,217	$6,015	$475	$2,461	$4,417	$18,370	$8,109	$26,846

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2011 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy. During the year ended December 31, 2011, the Company modified $5,992 in commercial real estate loans, $1,527 in commercial loans, $1,894 in residential real estate loans and $2,516 in land loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of December 31, 2011 and 2010, respectively, all of which were performing in accordance with the restructured terms.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

	December 31, 2011	December 31, 2010
Residential real estate	$2,306	$2,649
Commercial real estate	11,394	6,996
Construction and land development	6,013	4,750
Commercial	2,124	277
Total	$21,837	$14,672

Of the $21,837 of performing trouble debt restructurings at December 31, 2011, $8,135 was classified as special mention and $13,702 was classified as substandard. Of the $14,672 of performing trouble debt restructurings at December 31, 2010, $2,604 was classified as special mention and $12,068 was classified as substandard. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. Loans modified within the last twelve months and defaulted within that period are comprised of one residential real estate loan for $1,752, two commercial real estate loans for $4,781, one commercial loan for $285 and one land development loan for $264. These loans are included in non-accrual loans at December 31, 2011 with a specific reserve in the allowance for loan losses of $684. There were no loans, classified as troubled debt restructured, which were non-accrual at December 31, 2010. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The average yield on the performing loans classified as troubled debt restructurings was 4.63% and 4.80% as of December 31, 2011 and 2010, respectively. Troubled debt restructuring loans are considered impaired.

During the year ended December 31, 2011, the Company lowered the interest rate on $4,983 of commercial real estate loans prior to maturity which we did not consider to be troubled debt restructurings.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at December 31, 2011. The Company has allocated $1,843 and $1,764 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively.

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

NOTE 4 - LOANS (continued)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2011
Residential Real Estate:
First mortgages	$140,128	$95,151	$1,363	$4,622	$26,156	$5,567	$7,269
HELOCs and equity	56,552	9,056	—	323	39,774	5,449	1,950

Commercial:
Secured – non-real estate	116,886	25,521	748	228	81,132	6,160	3,097
Secured – real estate	44,716	15,466	251	1,013	15,639	1,663	10,684
Unsecured	10,424	2,953	—	—	7,029	—	442

Commercial Real Estate:
Owner occupied	173,505	46,173	8,478	798	97,428	10,036	10,592
Non-owner occupied	241,902	132,822	6,277	2,737	76,072	12,776	11,218
Multi-family	40,445	30,970	1,904	2,077	4,817	677	—

Construction and Land Development:
Construction	8,173	3,246	—	87	4,840	—	—
Improved land	18,447	5,743	—	—	7,203	1,290	4,211
Unimproved land	17,516	6,922	222	80	7,777	—	2,515

Consumer and other	12,083	1,069	—	—	10,877	5	132

Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4 - LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2010
Residential Real Estate:
First mortgages	$172,895	$106,352	$5,444	$3,748	$46,921	$1,622	$8,808
HELOCs and equity	55,459	2,606	—	—	48,754	1,764	2,335

Commercial:
Secured – non-real estate	105,319	11,584	4,617	94	86,448	—	2,576
Secured – real estate	37,012	5,230	—	—	31,732	—	50
Unsecured	22,872	11,742	—	—	9,921	757	452

Commercial Real Estate:
Owner occupied	157,487	31,860	84	512	105,426	6,636	12,969
Non-owner occupied	238,457	119,311	22,994	302	73,573	5,446	16,831
Multi-family	38,911	30,218	2,077	—	6,616	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—
Improved land	22,206	7,018		118	8,604	1,084	5,382
Unimproved land	11,687	—	—	—	7,830	214	3,643

Consumer and other	13,626	4,632	—	—	8,666	39	289

Total December 31, 2010	$875,931	$330,553	$35,216	$4,774	$434,491	$17,562	$53,335

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of other real estate owned as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$1,922	$8,067	$9,989	$2,147	$3,945	$6,092
Residential real estate	532	2,991	3,523	302	1,015	1,317
Total	$2,454	$11,058	$13,512	$2,449	$4,960	$7,409

At December 31, 2011, other real estate owned measured at fair value less costs to sell, had a carrying amount of $13,512 net of the valuation allowance of $0. At December 31, 2010, other real estate owned had a carrying amount of $7,409, net of the valuation of $0.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6 - PREMISES AND EQUIPMENT

At December 31, 2011 and 2010, premises and equipment were as follows:

	2011	2010

Land	$900	$278
Buildings	5,278	4,000
Buildings and leasehold improvements	6,754	6,011
Furniture, fixtures and equipment	7,381	6,104
	20,313	16,393

Less accumulated depreciation	7,930	6,570

Premises and equipment, net	$12,383	$9,823

Depreciation expense was $1,614, $1,210, and $1,411, for the years ended 2011, 2010, and 2009, respectively.

The Company leases several of its office facilities under operating leases. Rent expense was $3,596, $3,359, and $2,973 for the years ended 2011, 2010, and 2009, respectively.

Rent commitments under these non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2012	$3,606
2013	3,533
2014	3,096
2015	2,044
2016	1,444
Thereafter	2,291
$16,014

NOTE 7 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC Loss Share Receivable which resulted from the acquisition of financial institutions covered under loss sharing agreements with the FDIC is as follows:

	2011	2010

Beginning of year	$74,332	$43,772
Effect of acquisition	18,135	36,310
Cash received	(17,331)	(6,109)
Discount accretion	566	359
Adjustment for changes in cash flows on related loans	(3,802)	—
Impairment	—	—
End of year	$71,900	$74,332

As of the years ended December 31, 2011 and 2010, the Company has determined that the FDIC loss share receivable is collectible and no impairment charge has been recorded.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in the balance for goodwill during the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Beginning of year	$45,008	$45,008	$45,008
Effect of acquisitions	6,961	—	—
Impairment	—	—	—
End of year	$51,969	$45,008	$45,008

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. The first step includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company’s annual impairment analysis as of December 31, 2011, indicated that the fair value of the reporting unit exceeded its carrying amount. Consequently, the second step to the impairment test was not necessary.

The amount of goodwill remaining to be deducted for tax purposes was $20,411, $4,815, and $5,290 for the years ended December 31, 2011, 2010 and 2009, respectively.

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of December 31, 2011 and 2011:

	2011		2010
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$5,242	$1,982	$4,757	$1,468

Amortization expense was $514, $433, and $313 for the years ending December 31, 2011, 2010, and 2009, respectively.

Estimated amortization expense for each of the next five years is as follows.

2012	$564
2013	523
2014	478
2015	444
2016	409
2017 and after	842
$3,260

NOTE 9 - DEPOSITS

Time deposits of $100 or more were $191,579 and $252,161 at December 31, 2011 and 2010, respectively.

Scheduled maturities of time deposits for the next five years are as follows.

2012	$252,916
2013	51,472
2014	9,000
2015	11,612
2016	5,543
$330,543

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank (“FHLB”). This credit line is collateralized by $93,683 of residential first mortgage and commercial real estate loans under a blanket lien arrangement. At December 31, 2011, the Bank had borrowing capacity from the FHLB of $39,026 based on eligible pledged collateral. At December 31, 2011and 2010, Federal Home Loan advances consisted of a $5,000 convertible advance at a rate of 4.6% maturing on January 11, 2012. The advance was paid in full on that date.

NOTE 11 – OTHER BORROWINGS

On July 7, 2008, 1st United entered into a Subordinated Capital Note Purchase Agreement (“Note Purchase Agreement”) with a correspondent bank (“Lender”). Pursuant to the Note Purchase Agreement, 1st United issued to Lender an unsecured Subordinated Capital Note (the “Debenture”) in the principal amount of $5,000. The Debenture bore interest at a fixed rate of 5.69% until May 16, 2010, after which time the fluctuating interest rate is equal to the three month British Bankers Association LIBOR Daily Floating Rate (“LIBOR”) plus 245 basis points per annum. 1st United began repaying principal of $125 each quarter on September 15, 2010. In November 2011, 1st United repaid the Debenture in full and in conjunction with this transaction received a two percent discount. The Company recorded a gain on the extinguishment of the debt of $87, which was recorded as other income in the consolidated statement of operations. 1st United paid $112 in interest during the year ended December 31, 2011. For the year ended December 31, 2010, the Debenture was included in total capital for purposes of computing total capital to risk weighted assets for both the Company and 1st United.

NOTE 12 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 25% of the first 6.0% of the compensation contributed. Beginning January 1, 2012 employee contributions up to 15% of total compensation will be matched at 33% of the first 6.0%. Employee benefit expense related to this plan was $115, $93, and $49 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, cash bonuses and supplemental retirement benefits, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $301, $255, and $169 for the years ended December 31, 2011, 2010 and 2009, respectively.

Each of the employment agreements previously provided for the granting of stock options in an amount equal to 3.33% of the issued and outstanding common stock of the Company from time to time (not including any common stock outstanding as a result of the exercise by the executives of options granted). As of December 31, 2011 and 2010, 3,059,322 and 2,484,321, respectively, stock options were granted under the terms of the employment agreements. In December 2011, the employment agreements were amended to eliminate the 3.3% issuance of stock options in the future.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows:

	2011	2010	2009

Current Provision
Federal	$209	$—	$—
State	—	—	—

Total	209	—	—

Deferred Provision

Federal	1,740	867	1,560
State	333	148	267

Total	2,073	1,015	1,827

Total Provision

Federal	1,949	867	1,560
State	333	148	267

Total	$2,282	$1,015	$1,827

The balance of deferred tax assets and liabilities at the December 31, 2011 and 2010 follows:

	2011	2010

Deferred tax assets:
Net operating loss and credit carryforward	$4,173	$8,184
Allowance for loan losses	15,294	13,575
Fair value adjustment of loans and other real estate owned	5,154	13,787
Accrued expenses	526	655
Depreciation	126	589
Deferred compensation	1,377	915
Other	803	118
	27,453	37,823
Deferred tax liabilities:
Deferred gain	(3,487)	(4,813)
FDIC loss share receivable	(21,249)	(28,377)
Tax deductible goodwill and other intangibles	(2,180)	(2,343)
Prepaid expenses	(624)	(302)
Net unrealized gain on securities available for sale	(1,549)	(321)
	(29,088)	(36,156)

Net deferred tax asset (liability)	$(1,636)	$1,667

The deferred tax liability related to the gain on the Republic and TBOM transactions will reverse ratably over six years. The remainder will be realized as the applicable assets are sold or mature.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 13 - INCOME TAXES (continued)

The Company continues to assess its earnings history, its estimate of future earnings, the expected reversal of differences in book and taxable income, and the expiration dates of its net operating loss carryforwards to determine that it was more likely than not that the deferred tax assets will be realized. The Company has determined that the realization of the deferred tax assets continues to be more likely than not and no valuation allowance was recorded for at December 31, 2011 and 2010.

At December 31, 2011, the Company has Federal and State net operating loss carryforwards of approximately $8,640 and $25,876, respectively, which begin to expire in 2028. It is anticipated that these carryforwards, both Federal and State, will be utilized prior to their expiration. Due to the issuance of additional stock in September of 2009, the Company has undergone a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a limitation of the amount of net operating losses that can be utilized by the Company, annually. However, it is anticipated such annual limitations will not materially impact the Company.

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2011	2010	2009
Federal statutory rate times financial statement income	$2,024	$888	$1,648
Effect of:
State Taxes	219	94	176
Earnings from company owned life insurance	(51)	(55)	33
Incentive stock option expense	49	37	40
Other, net	41	51	(70)

Total	$2,282	$1,015	$1,827

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax within the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2008, except to the extent net operating losses are carried back to earlier years. Equitable Financial Group, Inc., which was merged into the Company in 2008, was under audit by the IRS for the carryback of a portion of its 2008 net operating losses to the years 2006 and 2007. The audit was concluded in 2010 with no changes. Also, as the result of the American Recovery & Reinvestment Act of 2009, Equitable was able to carryback additional losses incurred in 2008 to the taxable years 2003 through 2005 resulting in an additional refund due of $3,015. The returns for these years are currently under audit by the IRS. The examining agent has proposed to accept these returns as filed. While the Joint Committee on Taxation is required to review this “no change” proposal, it is anticipated that it will accept the examining agent’s recommendation.

There were no significant unrecognized tax benefits at December 31, 2011, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

NOTE 14 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates for the years ended December 31, 2011 and 2010 were as follows

	Year ended December 31,
	2011	2010
Beginning balance	$11,809	$13,009
New loans	11	324
Repayments	(2,127)	(1,524)

Ending balance	$9,693	$11,809

Deposits held within our banking subsidiary from principal officers, directors, and their affiliates at December 31, 2011 and 2010 were $11,279 and $12,124, respectively.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 14 - RELATED-PARTY TRANSACTIONS (continued)

Additionally, the Company paid $892, $489, and $252, for the years ended December 31, 2011, 2010 and 2009, respectively, to various entities owned by directors of the Company or 1st United Bank for architectural design services and furniture related to its office facilities, insurance services and legal services. The Company entered into a lease that commenced in 2006 and can be renewed every 5 years on a property owned by a director, for which it has made lease payments of $136, $158, and $158 during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At December 31, 2011 and 2010, 62,712 shares had been issued and no options were available to be issued under the plan. No additional shares can be issued under the 2003 Plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2011, 388,300 option awards were issued and outstanding under the 2008 Incentive Plan. Up to an additional 961,910 awards may be issued under the 2008 Incentive Plan.

During 2009, the Company implemented a plan to allow non-executive employees, at the employees’ option, to exchange 45,000 stock options issued in 2008 under the 2003 Plan with an exercise price of $14.50 per share for 45,000 stock options to be issued under the 2008 Incentive Plan with an exercise price of $7.20 per share, but with new vesting periods. The new vesting period would commence on the grant date of the new options. All 45,000 shares had been exchanged as of December 31, 2010.

Additionally, 3,059,322 and 2,484,321 options to purchase the Company’s common stock were outstanding at December 31, 2011 and December 31, 2010, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2011 and 2010, 62,000 options and 62,000 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for these plans and agreements were $816, $830, and $543, respectively, for the years ended December 31, 2011, 2010 and 2009.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

The fair value of options granted during 2011 and 2010 was determined using the following weighted-average assumptions as of grant date.

	2011		2010

Risk-free interest rate	2.17%		2.42%
Expected term	5.5	years	7	years
Expected stock price volatility	30.00%		30.00%
Dividend yield	—		—

A summary of stock option activity for the year ended 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at beginning of year	2,799,175	$7.83	6.54	years	$1,890,297
Granted	775,301	6.60
Exercised	—	—
Forfeited, exchanged or expired	(5,501)	7.03
Outstanding at end of year	3,568,975	7.56	7.1	years	1,897,448
Fully vested and expected to vest	3,568,975	7.56	7.1	years	1,897,448
Exercisable at end of year	1,166,947	9.97	5.11	years	386,889

Information related to stock options granted during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$2.12	$1.83	1.72

As of December 31, 2011 and 2010, there were $4,789 and $3,963, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 6.42 years.

In 2009, the Company granted 80,000 shares of its common stock to non-employee directors pursuant to the terms of the 2008 Incentive Plan. The grant price was $7.15 per share. Under the terms of the agreement, the restricted shares will vest one-seventh immediately and one-seventh equally at the end of the next six years, subject to accelerated vesting upon a change of control. The fair value of restricted stock award at the grant date was $572, which one-seventh immediately vested with the remaining being amortized into expense over the six-year vesting period on the straight-line method. Amortization expense was $81, $81 and $81 for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, 34,287 shares had vested and 45,713 shares were non-vested.

In 2011, the Company granted 101,600 shares of its common stock to non-employee directors of the Company and 1st United. The fair value of the stock award was $640, which vest one-seventh at the date of grant and one-seventh each year thereafter over the following six years. The grant price at the date of grant was $6.30. Amortization expense for the year ended December 31, 2011 was $175. At December 31, 2011, 14,514 shares had vested and 87,086 shares were non-vested.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 16 – COMMON STOCK OFFERING

In March 2011, the Company issued 5,000,000 shares of common stock at $6.50 per share. The total proceeds of the common stock offering were $30,458, net of offering costs of $2,042. In April 2011, the underwriter exercised its full over-allotment option and 750,000 common shares were issued at $6.50 per share for additional proceeds of $4,632, net of offering costs of $243.

During 2009, the Company issued 16,100,000 (“the Offering”) shares of common stock at $5.00 per share. The total proceeds of the Offering were $74,925 (net of offering costs of $5,575).

NOTE 17 - PREFERRED STOCK

On March 13, 2009, the Company entered into a Letter Agreement with the Treasury Department as part of the Treasury Department’s Capital Purchase Program, pursuant to which the Company agreed to issue and sell 10,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (“Series C Preferred”), having a liquidation amount per share of $1,000, for a total price of $10,000 and a warrant (“Warrant”) to purchase up to 500 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”), at an initial per share exercise price of $0.01. The Treasury Department exercised the Warrant immediately, and the Company issued 500 shares of Series D Preferred. Total proceeds, net of issuance costs of approximately $171, were approximately $9,829.

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

Management believes as of December 31, 2011, the Company and 1st United meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2011 and 2010, the most recent regulatory notifications categorized 1st United as well capitalized under the regulatory notifications framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of December 31, 2011
Total Capital to risk-weighted assets
Consolidated	$165,832	25.23%	$52,582	8.00%	$65,728	10.00%
1st United	130,011	19.94%	52,157	8.00%	65,196	10.00%
Tier I capital to risk-weighted assets
Consolidated	157,559	23.97%	26,291	4.00%	39,437	6.00%
1st United	121,810	18.68%	26,079	4.00%	39,118	6.00%
Tier I capital to total average assets
Consolidated	157,559	11.79%	53,466	4.00%	66,833	5.00%
1st United	121,810	9.15%	53,258	4.00%	66,573	5.00%

As of December 31, 2010
Total Capital to risk-weighted assets
Consolidated	$137,486	23.08%	$47,655	8.00%	$59,568	10.00%
1st United	116,775	19.73%	47,346	8.00%	59,182	10.00%
Tier I capital to risk-weighted assets
Consolidated	125,221	21.02%	23,827	4.00%	35,741	6.00%
1st United	104,564	17.67%	23,673	4.00%	35,509	6.00%
Tier I capital to total average assets
Consolidated	125,221	11.78%	42,526	4.00%	53,157	5.00%
1st United	104,564	9.90%	42,233	4.00%	52,791	5.00%

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

At December 31, 2011, 1st United could, without prior approval, declare dividends of approximately $9,056 plus any 2012 net profits retained to the date of the dividend declaration. There have been no dividends declared.

NOTE 19 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer’s financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments to make loans are generally made for periods of 60 days or less and may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 19 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$2,520	$5,903	$4,490	$15,680
Unused lines of credit	600	60,020	2,162	45,257
Stand-by letters of credit	3,990	1,110	3,140	904

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 2.0% to 18.0% and the underlying loans have maturities ranging from one month to 28 years.

NOTE 20 - FAIR VALUES

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

▪

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

▪	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 20 - FAIR VALUES (continued)

Assets measured at fair value on a recurring basis at December 31, 2011and 2010 are summarized below.

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for Sale Securities:
Residential collateralized mortgage obligations	$193,965	$—	$193,965	$—
Residential mortgage-backed	7,757	—	7,757	—
	$201,722	$—	$201,722	$—

	Fair value measurements at December 31, 2010 using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for Sale Securities:
U.S. Government and federal agency	$4,038	$—	$4,038	$—
Residential collateralized mortgage obligations	14,695	—	14,695	—
Residential mortgage-backed	83,556	—	83,556	—
	$102,289	$—	$102,289	$—

There were no recurring liabilities measured at fair value at December 31, 2011 and 2010.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans
Residential	$2,614	$—	$—	$2,614
Commercial	677	—	—	677
Commercial real estate	12,082	—	—	12,082
Construction and land development	1,624	—	—	1,624
Consumer and other	—	—	—	—
	$16,997	$—	$—	$16,997
Other real estate:
Commercial	$9,989	$—	—	9,989
Residential	3,523	—	—	3,523
	$13,512	$—	$—	$13,512

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 20 - FAIR VALUES (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,359, with a valuation allowance of $5,362 resulting in an additional provision for loan losses of $6,116 for the year ending December 31, 2011.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $13,512, with no valuation allowance for the year ending December 31, 2011.

	Fair value measurements at December 31, 2010 using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired loans
Residential	$6,753	$—	$—	$6,753
Commercial	101	—	—	101
Commercial real estate	11,139	—	—	11,139
Construction and land development	4,560	—	—	4,560
Consumer and other	181	—	—	181
	$22,734	$—	$—	$22,734
Other real estate:
Commercial	$6,092	$—	—	6,092
Residential	1,317	—	—	1,317
	$7,409	$—	$—	$7,409

At December 31, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,202, with a valuation allowance of $4,468 resulting in an additional provision for loan losses of $3,212 for the year ended December 31, 2010.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $7,409 with no valuation allowance for the year ended December 31, 2010.

There have been no transfers between levels for 2011 and 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 20 - FAIR VALUES (continued)

The carrying amount and estimated fair values of financial instruments were as follows at December 31, 2011 and 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$165,424	$165,424	$119,752	$119,752
Time deposits in other financial institutions	—	—	75	75
Securities available for sale	201,722	201,722	102,289	102,289
Loans, net, including loans held for sale	868,094	867,301	867,543	866,159
Nonmarketable equity securities	11,207	N/A	18,543	N/A
Company owned life insurance	5,093	5,093	4,727	4,727
FDIC loss share receivable	71,900	71,900	74,332	74,332
Accrued interest receivable	2,947	2,947	2,318	2,318

Financial liabilities
Deposits	$1,181,708	$1,181,841	$1,064,687	$1,064,878
Federal funds purchased and repurchase agreements	8,746	8,747	12,886	12,881
Federal Home Loan Bank advances	5,000	5,000	5,000	5,000
Other borrowings	—	—	4,750	4,752
Accrued interest payable	430	430	782	782

The methods and assumptions used to estimate fair value are described as follows:

▪

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in other financial institutions, accrued interest receivable and payable, demand deposits, and deposits that reprice frequently and fully.

▪

Fair value of loans is based on discounted future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the allowance for loan losses.

▪

For deposits with infrequent repricing or repricing limits, federal funds purchased and repurchase agreements, fair value is based on discounted cash flows using current market rates applied to the estimated life.

▪	The fair value of Federal Home Loan Bank advances and other borrowings is based on current rates for similar financing.

▪	It was not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

▪

The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. These amounts were not material at December 31, 2011 and 2010.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings per share computation follow:

	2011	2010	2009
Basic
Net Income (loss)	$3,672	$1,598	$3,020
Preferred stock dividends earned	—	—	(774)
Amount available to common shareholders	$3,672	$1,598	$2,246

Weighted average common shares outstanding	29,240,932	24,781,660	13,234,286

Basic earnings per common share	$0.13	$0.06	$0.17

Diluted
Net Income (loss)	$3,672	$1,598	$3,020
Preferred shareholder dividends earned	—	—	(774)
Amount available to common shareholders	$3,672	$1,598	$2,246

Weighted average common shares outstanding for basic earnings per common share	29,240,932	24,781,660	13,234,286

Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	14,990	98,912	—
Average shares and dilutive potential common shares	29,255,922	24,880,572	13,234,286

Diluted earnings per common share	$0.13	$0.06	$0.17

Stock options for 3,568,975, 1,069,177, and 2,799,533 shares of common stock were not considered in computing diluted earnings per share for 2011, 2010, and 2009, respectively, because they were antidilutive.

NOTE 22 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	Year ended December 31,
	2011	2010	2009
Unrealized holding gains and losses on available-for-sale securities	$3,623	$1,216	$(685)
Less reclassification adjustments for (gains) losses later recognized in income	(364)	(435)	(476)
Net unrealized gains and losses	3,259	781	(1,161)
Tax effect	(1,228)	(294)	437

Other comprehensive income (loss)	$2,031	$487	$(724)

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2011	2010
ASSETS
Cash and cash equivalents	$27,828	$13,136
Investment in subsidiaries	186,562	159,679
Other assets	1,001	673

	$215,391	$173,488

LIABILITIES AND EQUITY
Other liabilities	$38	$—
Shareholders’ equity	215,353	173,488
	$215,391	$173,488

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2011	2010	2009

Interest income	$210	$228	$192
Equity in undistributed subsidiary income	4,036	1,803	3,127
Interest expense	—	—	(12)
Other expense	(794)	(557)	(352)

Income before income tax	3,452	1,474	2,955
Income tax expense (benefit)	(220)	(124)	(65)
Net income	$3,672	$1,598	$3,020

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 23 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2011	2010	2009
Cash flows from operating activities
Net income	$3,672	$1,598	$3,020
Adjustments:
Equity in undistributed subsidiary income	(4,036)	(1,803)	(3,127)
Stock based compensation expense	1,072	830	543
Net change in other assets and liabilities	(291)	(396)	(36)
Net cash from operating activities	417	229	400

Cash flows from investing activities Investments in subsidiary	(20,815)	(27,749)	(35,462)

Cash flows from financing activities
Proceeds from borrowings	—	—	(250)
Dividends paid	—	—	(774)
Repurchase and retirement of preferred stock	—	—	(15,095)
Issuance of preferred stock	—	—	9,829
Issuance of common stock	35,090	(21)	74,925
Net cash from financing activities	35,090	(21)	68,635

Net change in cash and cash equivalents	14,692	(27,541)	33,573
Beginning cash and cash equivalents	13,136	40,677	7,104

Ending cash and cash equivalents	$27,828	$13,136	$40,677

NOTE 24 – SUBSEQUENT EVENTS (UNAUDITED)

On October 24, 2011, 1st United entered into an Agreement and Plan of Merger (the “Agreement”) to acquire 100% of the outstanding common shares of Anderen Financial (“Anderen”), the parent company of Anderen Bank. Upon closing, existing shareholders of Anderen will receive a combination of 50% common equity shares of the Company and 50% cash at a price based on the adjusted (in accordance with the Agreement) tangible book value of Anderen. On December 31, 2011 the unaudited financial statement of Anderen had assets of $206,728 including $146,016 of total loans, $49,413 of cash and securities, $1,253 of other real estate owned and $12,645 of other assets. Liabilities included $166,668 in deposits and common shareholder equity was approximately $40,000. The transaction is expected to close in the second quarter of 2012, subject to shareholder approval. The Company expects to record goodwill associated with the transaction, however the amount will not be known until the initial fair value accounting is completed.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 25 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
Year ended December 31, 2011
Total interest income	$14,681	$16,302	$13,590	$15,836
Total interest expense	1,724	1,588	1,452	1,585
Net interest income	12,957	14,714	12,138	14,251
Provision for loan losses	1,900	1,450	1,450	2,200
Net interest income after provision for loan losses	11,057	13,264	10,688	12,051
Net gain (Loss) on OREO	(224)	—	(29)	(11)
Gain (Loss) on sale of investment, net	—	—	—	364
Adjustment to FDIC Loss Share Receivable	(244)	(1,506)	(205)	(1,281)
Other noninterest income	1,197	1,138	1,145	1,395
Merger reorganization expense	450	300	—	326
Noninterest expense (b)	10,741	10,858	9,367	10,803
Income before income taxes	595	1,738	2,232	1,389
Income tax expense	240	674	836	532
Net income	$355	$1,064	$1,396	$857

Earnings per share - basic	$0.01	$0.03	$0.05	$0.03
Earnings per share – diluted	0.01	0.03	0.05	0.03

(a)	includes acquisition of Old Harbor

(b)

Noninterest expense for the first and second quarter were impacted by additional expenses incurred prior to the conversion of TBOM in May 2011. The fourth quarter noninterest expense was impacted by the acquisition of Old Harbor in October 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control -Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2011.

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
As permitted, the Company has excluded the current year acquisition of Old Harbor Bank of Florida (represents approximately 13% of total assets at December 31, 2011) from the scope of management’s report on internal control over financial reporting.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, and the firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-K.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that could significantly affect our internal control over financial reporting.

Item 9B.	Other Information

On February 8, 2012, we announced via press release our financial results for the quarter and fiscal year ended December 31, 2011. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 9B of this Annual Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 - Election of Directors,” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2012 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting. Our shareholders approved the 2008 Incentive Plan at the 2008 Annual Meeting. The 2008 Incentive Plan replaces the Officers’ and Employees’ Stock Option Plan. We no longer grant equity compensation pursuant to the Officers’ and Employees’ Stock Option Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Securities Holders	447,643	$8.16	961,910	(2)

Equity Compensation Plans Not Approved by Securities Holders	3,121,332	$7.39	—	(1)

Total	3,568,975	$7.52	961,910

(1) Messrs. Orlando, Schupp, and Marino were granted stock options from time to time pursuant to a written employment agreement. Please see section captioned “Executive Compensation” in our Proxy Statement.

(2) Total securities available for future issuance includes the impact of issuance of 181,600 common shares which vest over a 7 year period to its non-employee directors.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2011 and 2010

Consolidated Statements of Operations for Fiscal Years 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2011, 2010, and 2009

Consolidated Statements of Cash Flows for Fiscal Years 2011, 2010, and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2

Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5

Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

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

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement of Form S-3 (filed 11/23/10) (No. 333-070789)

10.1

Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2

Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.3

Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8

Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 2/14/11) (No. 001-34462)

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 8, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

Information required to be presented in Exhibit 11 is provided in Note 21 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 8, 2012, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino
JOHN MARINO PRESIDENT AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp
Rudy E. Schupp Chief Executive Officer (Principal Executive Officer)

/s/ John Marino
John Marino President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paula Berliner	/s/ Carlos Morrison
Paula Berliner, Director	Carlos Morrison, Director

/s/ Jeffery L. Carrier	/s/ Joseph W. Veccia, Jr.
Jeffery L. Carrier, Director	Joseph W. Veccia, Jr., Director

/s/ Ronald A. David	/s/ John Marino
Ronald A. David, Director	John Marino, Director

/s/ James D. Evans	/s/ Warren S. Orlando
James D. Evans, Director	Warren S. Orlando, Director

/s/ Arthur S. Loring	/s/ Rudy E. Schupp
Arthur S. Loring, Director	Rudy E. Schupp, Director

/s/ Thomas E. Lynch
Thomas E. Lynch, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2

Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4

Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5

Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

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

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement of Form S-3 (filed 11/23/10) (No. 333-070789)

10.1

Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2

Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.3

Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6

Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8

Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 2/14/11) (No. 001-34462)

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 8, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

Information required to be presented in Exhibit 11 is provided in Note 21 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.