Form 10-Q
period 2012-03-31
1st United Bancorp, Inc.
filed 2012-04-26
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2012
Common stock, $.01 par value	34,054,520

1ST UNITED BANCORP, INC.
March 31, 2012
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;

•	the frequency and magnitude of foreclosure of our loans;

•	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;

•	our customers’ willingness to make timely payments on their loans;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	technological changes;

•	negative publicity and the impact on our reputation;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the limited trading activity of our common stock;

•	the concentration of ownership of our common stock;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$134,569	$164,724
Federal funds sold	1,227	700
Cash and cash equivalents	135,796	165,424
Securities available for sale	219,248	201,722
Loans held for sale	192	100
Loans, net of allowance of $12,366 and $12,836 at March 31, 2012 and December 31, 2011	855,567	867,994
Nonmarketable equity securities	11,211	11,207
Premises and equipment, net	12,191	12,383
Other real estate owned	13,385	13,512
Company-owned life insurance	15,656	5,093
FDIC loss share receivable	66,210	71,900
Goodwill	51,969	51,969
Core deposit intangible	3,117	3,260
Accrued interest receivable and other assets	16,259	16,683
Total assets	$1,400,801	$1,421,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$354,038	$329,283
Interest bearing	811,327	852,425
Total deposits	1,165,365	1,181,708
Federal funds purchased and repurchase agreements	11,138	8,746
Federal Home Loan Bank advances	—	5,000
Accrued interest payable and other liabilities	8,420	10,442
Total liabilities	1,184,923	1,205,896
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 30,914,166 and 30,569,032 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	309	307
Additional paid-in capital	218,078	217,800
Accumulated deficit	(4,539)	(5,319)
Accumulated other comprehensive income	2,030	2,563
Total shareholders’ equity	215,878	215,351
Total liabilities and shareholders’ equity	$1,400,801	$1,421,247

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011
Interest income:
Loans, including fees	$14,372	$13,717
Securities available for sale	1,327	787
Federal funds sold and other	189	177

Total interest income	15,888	14,681
Interest expense:
Deposits	1,428	1,631
Federal funds purchased and repurchase agreements	3	6
Federal Home Loan Bank and Federal Reserve Bank borrowings	6	55
Other borrowings	—	32

Total interest expense	1,437	1,724

Net interest income	14,451	12,957
Provision for loan losses	1,300	1,900

Net interest income after provision for loan losses	13,151	11,057
Non-interest income:
Service charges and fees on deposit accounts	832	931
Net losses on sales of OREO	(25)	(224)
Net gains on sales of securities	498	—
Net gains on sales of loans held for sale	19	11
Increase in cash surrender value of Company owned life insurance	63	36
Adjustment to FDIC loss share receivable	(1,315)	(244)
Other	208	219
Total non-interest income	280	729

Non-interest expense:
Salaries and employee benefits	5,709	5,242
Occupancy and equipment	1,945	2,052
Data processing	879	891
Telephone	214	231
Stationery and supplies	125	88
Amortization of intangibles	143	129
Professional fees	678	513
Advertising	72	33
Merger reorganization expense	340	450
Regulatory assessment	358	455
Other	1,713	1,107
Total non-interest expense	12,176	11,191

Income before taxes	1,255	595
Income tax expense	475	240
Net income	$780	$355

Basic earnings per common share	$0.03	$0.01
Diluted earnings per common share	$0.03	$0.01

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$780	$355
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(859)	152
Income tax benefit (expense)	326	(57)
Other comprehensive income (loss)	(533)	95
Comprehensive income	$247	$450

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	24,793,089	$248	$181,697	$(8,989)	$532	$173,488
Comprehensive income:
Net income	—	—	—	355	—	355
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	95	95
Total comprehensive income, net of taxes						450
Stock-based compensation expense		—	311	—	—	311
Restricted stock grants	14,514	—	—	—	—	—
Issuance of common stock, net of cost of $2,042	5,000,000	50	30,408	—	—	30,458
Balance at March 31, 2011	29,807,603	$298	$212,416	$(8,634)	$627	$204,707

Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Comprehensive income:
Net income	—	—	—	780	—	780
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	(533)	(533)
Total comprehensive income, net of taxes						247
Stock-based compensation expense	—	—	280	—	—	280
Restricted stock grants	345,134	2	(2)	—	—	—
Balance at March 31, 2012	30,914,166	$309	$218,078	$(4,539)	$2,030	$215,878

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$780	$355
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	1,300	1,900
Depreciation and amortization	602	601
Net accretion of purchase accounting adjustments	3,493	2,942
Net amortization of securities	623	(269)
Adjustment to FDIC receivable	1,315	244
Increase in cash surrender value of company-owned life insurance	(63)	(37)
Stock-based compensation expense	280	311
Net (gains) losses on sales of securities	(498)	—
Net loss on other real estate owned	25	224
Net loss on premises and equipment	—	11
Net gain on sale of loans held for sale	(19)	(11)
Write-down of other real estate owned	264	—
Loans originated for sale	(809)	(812)
Proceeds from sale of loans held for sale	736	5,623
Net change in:
Deferred income tax	(113)	(298)
Deferred loan fees	17	225
Accrued interest receivable and other assets	424	(3,525)
Accrued interest payable and other liabilities	(1,583)	774
Net cash provided by (used in) operating activities	6,774	8,258
Cash flows from investing activities
Proceeds from sales and calls of securities	29,945	1,000
Proceeds from security maturities and prepayments	12,420	6,423
Purchases of securities	(60,875)	(15,946)
Loan originations and payments, net	5,036	42,192
Proceeds from sale of other real estate owned	2,280	1,952
Cash received from FDIC loss sharing agreements	4,514	(244)
Purchase of nonmarketable equity securities, net	(4)	252
Purchase of Company owned life insurance	(10,500)	—
Additions to premises and equipment, net	(267)	(352)
Net cash provided by (used in) investing activities	(17,451)	35,277

Cash flows from financing activities
Net change in deposits	(16,343)	(38,790)
Net change in federal funds purchased and repurchase agreements	2,392	(559)
Net change in Federal Home Loan Bank advance	(5,000)
Net change in other borrowings	—	(125)
Issuance of common stock net of expense	—	30,458
Net cash provided by (used in) financing activities	(18,951)	(9,016)

Net change in cash and cash equivalents	(29,628)	34,519
Beginning cash and cash equivalents	165,424	119,752

Ending cash and cash equivalents	$135,796	$154,271
Supplemental cash flow information:
Interest paid	$1,345	$1,759
Transfer of loans to other real estate owned	2,581	1,586

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp or “Company”“) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, four offices in Miami-Dade County, one office each in the cities of Vero Beach, Sebastian and Barefoot Bay, Florida and four offices in Pinellas and Pasco counties. 1st United’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, and commercial and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At March 31, 2012, EEL held $2,423 in performing loans and $1,816 in non-performing loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. The December 31, 2011 balance sheet was derived from the Company’s December 31, 2011 audited financial statements and has been adjusted for additional information related to the fair values of assets and liabilities acquired. See Note 2. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

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

Stock options to acquire 3,658,070 and 2,094,478, respectively, shares of common stock were not considered in computing diluted earnings (loss) per share for the quarters ended March 31, 2012 and 2011 because consideration of those instruments would be antidilutive.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the Federal Deposit Insurance Corporation (“FDIC”) related to the loss share agreements which were booked as of the acquisition dates of Republic Federal Bank, N.A. (“Republic”),The Bank of Miami, N.A. (“TBOM”) and Old Harbor Bank of Florida (“Old Harbor”). The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM, Republic and Old Harbor acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest, reduces the FDIC Loss Share Receivable.

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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If, at acquisition, we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses at March 31, 2012.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays (loan payments made within 90 days of the due date) and payment shortfalls (which are tracked as past due amounts) generally are not classified as impaired. The Company determines the past due status of a loan based on the number of days contractually

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

past due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Charge-offs of loans are made by portfolio segment at the time that the collection of the full principal, in management’s judgment, is doubtful. This methodology for determining charge-offs is consistently applied to each segment.

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, the Company reviews and classifies a sample of loans (including all impaired and nonperforming loans) as to potential loss exposure. The Company’s analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

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

NOTE 2 – ACQUISITIONS

Old Harbor Bank of Florida

On October 21, 2011, the Company, through its banking subsidiary, entered into a purchase and assumption agreement and certain loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and the FDIC as receiver, to acquire certain assets and assume substantially all of the deposits, other than depository organized - brokered deposits, and certain liabilities of Old Harbor, located in Clearwater, Florida. Assets acquired included cash and cash equivalents, investments securities, loans with unpaid principal of $149,186, and other real estate owned. A majority of the loans and all other real estate owned are covered under loss sharing agreements (“Covered Assets”) between the FDIC and 1st United. The loss sharing agreements cover 70% of losses incurred up to $49 million on covered loans and other real estate owned as well as third party collection costs and 90 days of accrued interest on covered loans.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 –ACQUISITIONS (continued)

The acquisition of Old Harbor is consistent with the Company’s plan to enhance both its footprint and competitive position. This acquisition provided for the initial expansion into Florida’s Gulf Coast markets, specifically Pasco and Pinellas counties. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations, all of which contributed to the resulting goodwill associated with the transaction. The Company completed the integration of Old Harbor in March 2012.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Residential collateralized mortgage obligations	$6,888	$83	$—	$6,971
Residential mortgage-backed	209,106	3,357	(186)	212,277
	$215,994	3,440	(186)	219,248

December 31, 2011
Residential collateralized mortgage obligations	$7,657	$100	$—	$7,757
Residential mortgage-backed	189,953	4,023	(11)	193,965
	$197,610	$4,123	$(11)	$201,722

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at March 31, 2012 and December 31, 2011 were issued or sponsored by U.S. government agencies.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
Residential mortgage-backed and residential collateralized mortgage obligations	215,994	219,248
	$215,994	$219,248

Securities as of March 31, 2012 and December 31, 2011 with a fair value of $18,930 and $23,343, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three months ended March 31, 2012, were as follows:

	Three months ended March 31,
	2012	2011
Proceeds from sale	$29,945	$—
Gross gain	$498	$—
Gross (loss)	—	—
Net gains (losses) on sales of securities	$498	$—

Gross unrealized losses at March 31, 2012 and December 31, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
Residential collateral mortgage obligations	$—	$—	$—	$—	$—	$—
Residential mortgage-backed	29,550	(186)	14	—	29,564	(186)
	$29,550	$(186)	$14	$—	$29,564	$(186)

December 31, 2011
Residential collateral mortgage obligations	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed	7,487	(11)	14	—	7,501	(11)
	$7,487	$(11)	$14	$—	$7,501	$(11)

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

At March 31, 2012 and December 31, 2011, there were 8 and 7, respectively, residential mortgage-backed securities with unrealized losses. At March 31, 2012 and December 31, 2011, securities with unrealized losses had depreciated 0.63% and 0.15%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at March 31, 2012, and December 31, 2011 were deemed to be temporary.

NOTE 4 - LOANS

Loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$45,704	$130,348	$176,052	$46,180	$125,846	$172,026
Real estate:
Residential	109,271	78,990	188,261	110,515	86,165	196,680
Commercial	222,388	228,129	450,517	232,236	223,616	455,852
Construction and land development	12,600	28,334	40,934	16,300	27,836	44,136
Consumer and other	945	11,189	12,134	1,069	11,014	12,083
	$390,908	$476,990	867,898	$406,300	$474,477	880,777

Add (deduct):
Unearned income and net deferred loan (fees) costs			35			53
Allowance for loan losses			(12,366)			(12,836)
			$855,567			$867,994

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

Activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	1,493	59	(41)	(161)	(50)	1,300
Loans charged off	(31)	(284)	(1,697)	—	—	(2,012)
Recoveries	20	113	37	22	50	242
Ending Balance, March 31, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(270)	1,202	589	359	20	1,900
Loans charged off	(200)	(140)	(539)	—	(133)	(1,012)
Recoveries	50	—	11	33	—	94
Ending Balance, March 31, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

          Allowance for Loan Losses Allocation

As of March 31, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$3,012	$413	$1,387	$1,007	$—	$5,819
Purchase credit impaired loans	—	111	117	—	—	228
Total specific reserves	3,012	524	1,504	1,007	—	6,047
General reserves	1,581	1,309	2,097	1,263	69	6,319
Total	$4,593	$1,833	$3,601	$2,270	$69	$12,366

Loans individually evaluated for impairment	$14,448	$8,678	$22,358	$6,263	$1	$51,748
Purchase credit impaired loans	9,916	23,820	59,279	6,903	—	99,918
Loans collectively evaluated for impairment	151,688	155,763	368,880	27,768	12,133	716,232
	$176,052	$188,261	$450,517	$40,934	$12,134	$867,898

As of December 31, 2011:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total Specific Reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Loans individually evaluated for impairment	$13,936	$9,231	$24,826	$6,277	$—	$54,270
Purchase credit impaired loans	10,486	24,841	63,047	7,308	—	105,682
Loans collectively evaluated for impairment	147,604	162,608	367,979	30,551	12,083	720,825
	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2012 and December 31, 2011, respectively.

	Recorded Investment in Impaired Loans With Allowance
March 31, 2012	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$2,137	$1,285	$266	$2,712	$2,213	$134
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	3,261	2,151	1,243
Secured – real estate	—	—	—	3,058	3,016	1,769
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	140	78	14	7,880	7,103	688
Non-owner occupied	632	487	85	6,115	6,115	600
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	621	264	138
Unimproved land	—	—	—	2,516	2,516	869

Consumer and other	—	—	—	—	—	—

Total March 31, 2012	$2,909	$1,850	$365	26,176	$23,391	$5,454

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
March 31, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$347	$321	$4,628	$3,893
HELOCs and equity	—	—	953	953

Commercial:
Secured – non-real estate	—	—	3,570	1,050
Secured – real estate	—	—	8,293	8,231
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	1,317	1,317
Non-owner occupied	398	346	9,007	5,212
Multi-family	1,714	1,700	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,950	3,483
Unimproved land	—	—	—	—

Consumer and other	—	—	18	1

Total March 31, 2012	$2,459	$2,367	$35,736	$24,140

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans With Allowance
December 31, 2011	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,588	$810	$165	$2,478	$1,979	$10
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	1,871	710	446
Secured – real estate	—	—	—	1,700	1,686	1,273
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	140	81	11	7,849	7,073	666
Non-owner occupied	633	487	85	6,577	6,577	1,773
Multi-family	443	427	28	—	—	—

Construction and Land
Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	—	—	—
Unimproved land	—	—	—	2,516	2,516	892

Consumer and other	—	—	—	—	—	—

Total December 31, 2011	$2,804	$1,805	$289	$23,004	$20,554	$5,073

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Average of impaired loans and related interest income for three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:

First mortgages	$7,943	$28	$1	$9,275	$159	$107
HELOC and equity	961	—	—	1,666	—	—

Commercial:
Secured non real estate	3,412	18	—	1,051	1	2
Secured real estate	11,266	16	1	49	2	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	8,520	44	1	10,199	332	134
Non-owner occupied	12,167	122	—	9,294	264	91
Multifamily	1,699	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,752	29	—	5,450	105	46
Unimproved Land	2,516	27	—	1,128	—	—

Consumer and Other:	11	—	—	—	—	—

Total	$52,247	$284	$3	$38,112	$863	$380

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2012 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy. During the quarter ended March 31, 2012, the Company modified $299 in commercial loans and $1,367 in commercial real estate loans. During the year ended December 31, 2011, the Company modified $5,992 in commercial real estate loans, $1,527 in commercial loans, $1,894 in residential real estate loans and $2,516 in land loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively, all of which were performing in accordance with the restructured terms.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	March 31, 2012	December 31, 2011
Residential real estate	$2,305	$2,306
Commercial real estate	12,448	11,394
Construction and land development	5,999	6,013
Commercial	2,364	2,124
Total	$23,116	$21,837

At March 31, 2012, there were seven loans which were troubled debt restructured loans with a carrying amount of $7,416 and specific reserves of $965 that were non-accrual and included in non-accrual loans. At December 31, 2011, there were five loans which were troubled debt restructured loans with a carrying amount of $7,100 and specific reserves of $684 that were non-accrual and included in non-accrual loans. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.72% and 4.63% at March 31, 2012 and December 31, 2011, respectively. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at March 31, 2012.

Of the $23,116 of performing troubled debt restructurings March 31, 2012, $9,748 were classified as special mention and $13,368 were classified as substandard. At December 31, 2011 of the $21,837 of performing trouble debt restructurings, $8,135 were classified as special mention and $13,702 were classified as substandard. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. Loans modified within the last twelve months and defaulted within the quarter ended March 31, 2012 are comprised of one commercial loan for $33 and one commercial real estate loan for $285. These loans are included in non-accrual loans at March 31, 2102 with a specific reserve in the allowance for loan losses of $116 .

During the quarter ended March 31, 2012, we had approximately $2,788 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended March 31, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $514 and $185, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual and 90 days and over past due categories with a carrying value of $37,500 and $43,476 as of March 31, 2012 and December 31, 2011, respectively. Loans which are 90 days or greater past due and accruing interest income were $0 and $647 at March 31, 2012 and December 31, 2011, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of March 31, 2012 and December 31, 2011, respectively:

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$—	$—	$—	$—	$3,957	$3,883	$3,957	$3,883
HELOCs and equity	—	—	—	—	68	953	68	953

Commercial:
Secured – non-real estate	405	201	—	329	29	1,909	434	2,439
Secured – real estate	—	—	—	—	1,169	9,983	1,169	9,983
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	231	—	—	789	5,082	789	5,313
Non-owner occupied	—	1,729	—	—	2,976	4,225	2,976	5,954
Multi-family	—	317	—	—	1,996	—	1,996	317

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	264	—	264
Unimproved land	—	—	—	—	216	—	216	—

Consumer and other	—	1	—	—	—	1	—	2
Total March 31, 2012	$405	$2,479	$—	$329	$11,200	$26,300	$11,605	$29,108

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,864	$402	$—	$—	$4,622	$5,103	$6,486	$5,505
HELOCs and equity	—	—	—	—	323	644	323	644

Commercial:
Secured – non-real estate	666	479	—	146	228	1,882	894	2,507
Secured – real estate	—	—	—	—	1,013	9,930	1,013	9,930
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	272	—	—	798	4,781	798	5,053
Non-owner occupied	—	—	—	—	2,737	8,904	2,737	8,904
Multi-family	356	—	—	318	2,077	—	2,433	318

Construction and Land Development:
Construction	—	—	—	—	87	—	87	—
Improved land	—	—	—	—	—	264	—	264
Unimproved land	—	—	—	—	80	—	80	—

Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

March 31, 2012
Residential Real Estate:
First mortgages	$132,609	$93,385	$2,852	$3,957	$25,390	$2,568	$4,457
HELOCs and equity	55,652	9,009	—	68	39,169	5,003	2,403

Commercial:
Secured – non-real estate	112,794	23,046	736	29	79,340	5,224	4,419
Secured – real estate	51,384	16,575	—	1,169	20,763	2,149	10,728
Unsecured	11,874	4,149	—	—	7,286	—	439

Commercial Real Estate:
Owner occupied	171,634	46,247	8,406	789	94,567	9,014	12,611
Non-owner occupied	238,262	129,179	2,343	2,977	83,429	12,846	7,488
Multi-family	40,621	28,542	1,909	1,996	7,504	353	317

Construction and Land Development:
Construction	5,942	—	—	—	5,942	—	—
Improved land	18,348	5,661	—	—	7,168	1,311	4,208
Unimproved land	16,644	6,502	221	216	7,189	—	2,516

Consumer and other	12,134	945	—	—	11,053	8	128

Total March 31, 2012	$867,898	$363,240	$16,467	$11,201	$388,800	$38,476	$49,714

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2011
Residential Real Estate:
First mortgages	$140,128	$95,151	$1,363	$4,622	$26,156	$5,567	$7,269
HELOCs and equity	56,552	9,056	—	323	39,774	5,449	1,950

Commercial:
Secured – non-real estate	116,886	25,521	748	228	81,132	6,160	3,097
Secured – real estate	44,716	15,466	251	1,013	15,639	1,663	10,684
Unsecured	10,424	2,953	—	—	7,029	—	442

Commercial Real Estate:
Owner occupied	173,505	46,173	8,478	798	97,428	10,036	10,592
Non-owner occupied	241,902	132,822	6,277	2,737	76,072	12,776	11,218
Multi-family	40,445	30,970	1,904	2,077	4,817	677	—

Construction and Land Development:
Construction	8,173	3,246	—	87	4,840	—	—
Improved land	18,447	5,743	—	—	7,203	1,290	4,211
Unimproved land	17,516	6,922	222	80	7,777	—	2,515

Consumer and other	12,083	1,069	—	—	10,877	5	132

Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

As part of the acquisition of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at March 31 2012 was approximately $99,919, net of a discount of $44,037. During the three months ended March 31, 2012 and 2011, the Company accreted $1,846 and $1,468, respectively, into interest income on these loans. The remaining accretable discount was $12,931 at March 31, 2012. In addition, $99,919 is covered by the FDIC loss share agreements.

At March 31, 2012, $8,869 of these loans were included in nonaccrual loans and in the substandard classification. Further, the Company has recorded an allowance for loan losses of $228 at March 31, 2012 related to these loans. For the three months ended March 31, 2012 and 2011, the Company recorded no additional allowance for loan losses for these loans.

NOTE 5 – COMMON STOCK OFFERING

Bancorp completed the issuance of 5,000,000 common shares during the quarter ended March 31, 2011. In April 2011, the underwriter exercised its full over-allotment option and 750,000 common shares were issued at $6.50 per share for additional proceeds of $4,531, net of offering costs of $344.

NOTE 6 – FAIR VALUES

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level II: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given assets over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the appraisal department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide-statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value. Based on our most recent analysis, no discounts to current appraisals have been warranted.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, are summarized below.

	Fair value measurements at March 31, 2012 using
	March 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
Residential collateralized mortgage obligations	$6,971	$—	$6,971	$—
Residential mortgage-backed	212,277	—	212,277	—
	$219,248	$—	$219,248	$—

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
Residential collateralized mortgage obligations	$7,757	$—	$7,757	$—
Residential mortgage-backed	193,965	—	193,965	—
	$201,722	$—	$201,722	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2012 using
	March 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$3,098	$—	$—	$3,098
Commercial	2,155	—	—	2,155
Commercial real estate	12,396	—	—	12,396
Construction and land development	1,773	—	—	1,773
Consumer and other	—	—	—	—
	$19,422	$—	$—	$19,422
Other real estate owned:
Commercial real estate	$9,535	$—	$—	$9,535
Residential real estate	3,850	—	—	3,850
	$13,385	$—	$—	$13,385

At March 31, 2012, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $25,241, with a valuation allowance of $5,819 resulting in an additional provision of loan losses of $1,823 for the period.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $13,420, and had a valuation of $35 at March 31, 2012.

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$2,614	$—	$—	$2,614
Commercial	677	—	—	677
Commercial real estate	12,082	—	—	12,082
Construction and land development	1,624	—	—	1,624
Consumer and other	—	—	—	—
	$16,997	$—	$—	$16,997
Other real estate owned:
Commercial real estate	$9,989	$—	$—	$9,989
Residential real estate	3,523	—	—	3,523
	$13,512	$—	$—	$13,512

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,359, with a valuation allowance of $5,362 resulting in an additional provision for loan losses of $6,116 for the year ended December 31, 2011.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $13,512, with no valuation allowance for the year ended December 31, 2011.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2012 and 2011.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Carrying amount and estimated fair values of financial instruments were as follows at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$135,796	$135,796	$165,424	$165,424
Securities available for sale	219,248	219,248	201,722	201,722
Loans, net, including loans held for sale	855,759	856,190	868,094	867,301
Nonmarketable equity securities	11,211	N/A	11,207	N/A
FDIC loss share receivable	66,210	66,210	71,900	71,900
Accrued interest receivable	3,174	3,174	2,947	2,947

Financial liabilities
Deposits	1,165,365	1,165,308	1,181,708	1,181,841
Federal funds purchased and repurchase agreements	11,138	11,139	8,746	8,747
Federal Home Loan Bank advances	—	—	5,000	5,000
Accrued interest payable	522	522	430	430

Fair value methods and assumptions are periodically evaluated by the Company. The methods and assumptions used to estimate fair value are described as follows:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.

Loans, net

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy. Fair value for other loans are estimated using discounted cash flows analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Nonmarketable equity securities

Nonmarketable equity securities include Federal Home Loan Bank Stock and Federal Reserve Bank Stock. It is not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

FDIC Loss Share Receivable

The fair value of the FDIC Loss Share Receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses the Company expects to realize on loans and other real estate owned covered under Loss Sharing Agreements. As a result, the fair value is considered a Level III classification in the fair value hierarchy.

Deposits

The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition, equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level II classification in the fair value hierarchy. The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level II classification in the fair value hierarchy. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

Federal Funds purchased and repurchase agreements

The carrying amounts of federal funds and repurchase agreements generally mature within ninety days and approximate their fair value resulting in a Level II classification in the fair value hierarchy.

Federal Home Loan Advances

The fair value of Federal Home Loan Bank Advances are estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings and are classified as a Level II in the fair value hierarchy.

Accrued interest receivable/ payable

The carrying amounts of accrued interest receivable approximate fair value resulting in a Level III classification. The carrying amounts of accrued interest payable approximate fair value resulting in a Level II classification.

Off-balance sheet instruments

The fair value of off-balance-sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements andthe counterparties’ credit standing. The fair value of commitments is not material.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standard Board (“FASB”) amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices of (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of the remaining amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity effective January 1, 2012, with the components of comprehensive income presented in a separate statement.

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

	Three months ended March 31,
	2012	2011
Net income	$780	$355
Basic EPS:
Weighted average shares of common stock outstanding	30,584,940	25,307,603
Basic EPS	$0.03	$0.01

Diluted EPS:
Weighted average shares of common stock outstanding	30,584,940	25,307,603
Effect of dilutive shares:
Stock options	—	59,905
Restricted stock	3,644	—
Total dilutive shares	30,588,584	25,367,508
Diluted EPS	$0.03	$0.01

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company issues loan commitments, lines of credit, and letters of credit to meet its customers’ financing needs. Commitments to make loans are generally made for periods ranging from 60 to 90 days and may expire without being used. Off balance sheet risk to credit loss may exist up to the face amount of these instruments. The Company uses the same credit policies to make such commitments as are used to originate loans which include obtaining collateral at the time exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,620	$3,911	$2,520	$5,903
Unused lines of credit	8,505	59,675	600	60,020
Stand-by letters of credit	3,137	1,636	3,990	1,110

The fixed rate loan commitments have interest rates ranging from 2.0% to 18.0% and the underlying loans have maturities ranging from one month to 28 years.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2012, the Company completed its merger of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank, pursuant to the Agreement and Plan of Merger, dated October 24, 2011 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, each share of AFI common stock was cancelled and automatically converted, at the election of the AFI shareholders, into the right to receive cash, common stock of the Company, or a combination of 50% cash and 50% common stock of the Company. The consideration paid to AFI shareholders was $38,250, which consisted of approximately $19,125 in cash and 3,140,430 shares of the Company’s common stock. At December 31, 2011, the audited financial statements of AFI had assets of $206,728 including $146,016 of total loans, $49,413 of cash and securities, $1,253 of other real estate owned and $13,128 in other assets. Liabilities included $166,668 in deposits. The Company expects to record goodwill associated with the transaction, however, the amount will not be known until the initial fair value accounting is completed.

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

We follow a business plan that emphasizes the delivery of banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, services to professionals, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration and Export-Import Bank lending program, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities and variable rate loans.

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

Pending Acquisitions

          Acquisition of Anderen Finanical, Inc.

On April 1, 2012, 1st United Bancorp, Inc. completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank, pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the Per Share Consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,430 shares of the Company’s common stock. The Company will estimate the acquisition fair value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805) and ASC Topic 820, Fair Value Measurements. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. The Company anticipates recording goodwill associated with this transaction and integrating the operations of Anderen by June 2012.

Recent Acquisitions

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

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $18.1 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Company additionally recorded estimated goodwill associated with the transaction of $7.0 million. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. Specifically, additional information related to the fair value over loans, other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. The integration of the operations of Old Harbor was completed in March 2012.

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

Financial Overview

•	Net income for the quarter ended March 31, 2012 was $780,000 compared to net income of $355,000 for the quarter ended March 31, 2011.

•	Net interest margin was 4.73% for the quarter ended March 31, 2012, compared to 4.90% for the quarter ended March 31, 2011.

•

During the quarter ended March 31, 2012, we incurred approximately $574,000 in personnel, IT and facilities costs and merger reorganization expense that related to the integration of Old Harbor which are anticipated to be eliminated by June 30, 2012.

•

Non-performing assets at March 31, 2012 represented 3.63% of total assets compared to 4.01% at December 31, 2011. Non-performing assets not covered by the Loss Share Agreements represented 2.03% of total assets at March 31, 2012 compared to 2.39% at December 31, 2011.

•

Securities available for sale increased by approximately $17.5 million from December 31, 2011 to $219.2 million at March 31, 2012. The increase was a result of the Company investing excess liquidity of approximately $60.9 million in Agency securities during the quarter ended March 31, 2012, which was offset by investment maturities and prepayments of $12.4 million and sales of $29.9 million resulting in gains on sales of $498,000.

•

FDIC Loss Share receivable was reduced by approximately $5.7 million from $71.9 million at December 31, 2011 to $66.2 million at March 31, 2012. The decrease was due to cash receipts of approximately $4.5 million, a reduction of $1.6 million related to the disposition of acquired loans at above their discounted carrying values, offset by accretion of income on the receivable of $294,000.

•	The changes in operating results for the three months ended March 31, 2012 when compared to the same period ended March 31, 2011 were substantially the result of the TBOM and Old Harbor acquisitions.

•	Net loans decreased by approximately $12.4 million to $855.6 million at March 31, 2012 primarily due to payoffs and resolutions on acquired loans partially offset by new loan production.

•	On April 1, 2012, we completed the acquisition through merger of Anderen Financial, Inc. and its subsidiary, Anderen Bank, for approximately $38 million in stock and cash.

OPERATING RESULTS

For the quarter ended March 31, 2012, we reported a net income of $780,000 compared to a net income of $355,000 for the quarter ended March 31, 2011.

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

Net interest earnings for the three-month periods ended March 31, 2012 and 2011 are reflected in the following table:

	March 31, 2012			March 31, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets Loans	$876,212	$14,372	6.58%	$840,573	$13,717	6.62%
Investment securities	208,392	1,327	2.55%	99,191	890	3.59%
Federal funds sold and securities purchased under resale agreements	141,832	189	0.53%	132,875	74	0.23%
Total interest-earning assets	1,226,436	15,888	5.19%	1,072,639	14,681	5.56%
Non interest-earning assets	189,726			189,229
Allowance for loan losses	(13,256)			(13,390)
Total assets	$1,402,906			$1,248,478

Liabilities and Shareholders’
Equity
Interest-bearing liabilities NOW accounts	$134,930	$55	0.16%	$122,676	$58	0.19%
Money market accounts	308,235	462	0.60%	251,133	536	0.87%
Savings accounts	59,220	55	0.37%	40,457	55	0.55%
Certificates of deposit	319,697	856	1.07%	325,735	982	1.22%
Fed funds purchased and repurchase agreements	10,596	3	0.11%	14,282	6	0.17%
Federal Home Loan Bank advances and other borrowings	550	6	4.38%	9,726	87	3.63%
Total interest-bearing liabilities	833,228	1,437	0.69%	764,009	1,724	0.92%

Non-interest bearing liabilities
Demand deposit accounts	343,450			300,199
Other liabilities	9,444			6,553
Total non-interest-bearing liabilities	352,894			306,752
Shareholders’ equity	216,784			177,717
Total liabilities and shareholders’ equity	$1,402,906			$1,248,478
Net interest spread		$14,451	4.50%		$12,957	4.64%
Net interest on average earning assets - Margin			4.73%			4.90%

Our net interest income for the three months ended March 31, 2012 was positively impacted by the increase in average earning assets of $153.8 million as compared to the three months ended March 31, 2011 primarily the result of loans and investments acquired in the Old Harbor acquisition and the purchase of investments during the quarter ended March 31, 2012. These increases were primarily offset by a reduction in the overall yield earned on investments quarter to quarter as well as a slight decrease in the yield earned on loans. Earnings for the current quarter were also positively impacted by the accretion of discounts related to loans acquired in the Old Harbor, TBOM and Republic acquisitions of approximately $3.5 million for the three months ended March 31, 2012 as compared to $2.6 million for the same period in 2011. Included in the $3.5 million of accretion of discount in 2012 was approximately $1.6 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. A corresponding charge of approximately $1.6 million was recorded as an adjustment to FDIC loss share receivable in non-interest income related to these assets. Included in the $2.6 million of accretion discount in 2011 was approximately $513,000 related to the disposition of assets above the discounted carrying values; a corresponding charge of approximately $410,000 was recorded as an adjustment to FDIC loss share receivable in non-interest income related to those assets.

Net interest income was $14.4 million for the three months ended March 31, 2012, as compared to $13.0 million for the three months ended March 31, 2011, an increase of $1.4 million, or 11.53%. The increase resulted primarily from an increase in average earning assets of $153.8 million or 14.34% primarily due to the Old Harbor acquisition, securities purchases during the quarter ended March 31, 2012, and a reduction of the costs of funds of 23 basis points offset by a decrease in the yield earned on securities quarter over quarter. The net interest margin (i.e., net interest income divided by average earning assets) decreased 17 basis points from 4.90% during the three months ended March 31, 2011 to 4.73% during the three months ended March 31, 2012, mainly the result of lower overall yield earned on the investment portfolio, partially offset by a decrease in the costs of funds. Accretion of $3.5 million on acquired loans added approximately 115 basis points to the quarter ended March 31, 2012 net interest margin. This compares to accretion of loan discount of $2.6 million during the three months ended March 31, 2011, which added approximately 97 basis points to the March 31, 2011 margin. For the three months ended March 31, 2012, average loans represented 62.46% of total average assets and 74.50% of total average deposits and customer repurchase agreements, compared to average loans of 67.33% of total average assets and average loans of 79.71% to total average deposits and customer repurchase agreements at March 31, 2011. Our cost of funds was approximately 23 basis points lower for the three months ended March 31, 2012, as compared to 2011, primarily as a result of lower rates in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended March 31, 2012 and 2011:

	March 31, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$655	$584	$71
Investment securities	437	755	(318)
Federal funds sold and securities purchased under resale agreements	115	5	110

Total interest-earning assets	$1,207	$1,344	$(137)
Liabilities
Interest-bearing liabilities
NOW accounts	$(3)	$5	$(8)
Money market accounts	(74)	106	(180)
Savings accounts	—	21	(21)
Certificates of deposit	(126)	(18)	(108)
Fed funds purchased and repurchase agreements	(3)	(1)	(2)
Other borrowings	(81)	(97)	16

Total interest-bearing liabilities	(287)	16	(303)

Net interest spread	$1,494	$1,328	$166

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $449,000 or 61.59%, to $280,000 for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011. The decrease was principally a result of an adjustment to the FDIC receivable caused by the disposition of assets above the discounted carrying values. The adjustment to the FDIC receivable was partially offset by greater gains on sales of securities during the quarter ended March 31, 2012, as compared to the prior year.

Service charges and fees on deposits decreased from the quarter ended March 31, 2011 by approximately $99,000 to $832,000 for the quarter ended March 31, 2012 primarily as a result of lower activity service charges and wire transfer fees quarter over quarter.

The adjustment to FDIC indemnification asset during the quarter ended March 31, 2012 represented a $1.6 million expense due to the disposition of assets acquired in FDIC assisted acquisition transactions above the discounted carrying value of the asset. When such a disposition occurs, a lower actual loss on the asset is realized compared to the originally estimated loss net of interest income earned on the receivable. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income for the quarter ended March 31, 2012 was $294,000.

During the three months ended March 31, 2012, the Company had sales of $29.9 million of securities for a net gain of $498,000 as compared to no sales of securities during the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Bank sold $2.3 million in OREO properties with a carrying value of $2.3 million and recorded losses on the dispositions of $25,000 as compared to sales of OREO with a carrying value of $1.32 million for a net loss of $224,000 for the three months ended March 31, 2011.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by

$985,000, or 8.80%, from $11.2 million for the three months ended March 31, 2011 to $12.2 million for the three months ended March 31, 2012, primarily due to operations acquired as a result of the Old Harbor acquisition.

The following summarizes the changes in non-interest expense accounts for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three months ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Difference
Salaries and employee benefits	$5,709	$5,242	$467
Occupancy and equipment	1,945	2,052	(107)
Data processing	879	891	(12)
Telephone	214	231	(17)
Stationery and supplies	125	88	37
Amortization of intangibles	143	129	14
Professional fees	678	513	165
Advertising	72	33	39
Merger reorganization expense	340	450	(110)
Regulatory assessment	358	455	(97)
Other	1,713	1,107	606
Total non-interest expense	$12,176	$11,191	$985

Salary and employee benefits increased by approximately $467,000 to $5.7 million for the three months ended March 31, 2012 as compared to $5.2 million for the three months ended March 31, 2011, primarily as a result of the acquisition of the Old Harbor operation.

Occupancy and equipment decreased by approximately $107,000 to $1.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 of $2.1 million primarily as a result of decreased lease expense as well as equipment and furniture rental as a result of the integration of the TBOM operation in the second quarter of 2011. In May 2011, the three banking centers acquired as a result of the TBOM acquisition were closed. During the quarter ended March 31, 2012, the Company incurred approximately $45,000 in occupancy related expenses for Old Harbor banking centers which have been eliminated.

Data processing expenses decreased by $12,000 to $879,000 for the three months ended March 31, 2012, primarily the result of lower overall data processing expenses. Data processing integration costs for the Anderen merger is estimated at $200,000, and is anticipated to be incurred in the second quarter.

Professional fees increased by $165,000 to $678,000 for the three months ended March 31, 2012 due to increased computer consulting fees primarily due to the integration of the Old Harbor operation and legal fees associated with the Old Harbor ingetration and Anderen acquisition of $111,000.

Regulatory assessment decreased by $97,000 or 21.32% to $358,000 for the quarter ended March 31, 2012, as compared to $455,000 for the quarter ended March 31, 2011. The decrease is due to a change in the regulatory assessment methodology period over period.

Increases in other non-interest expenses were primarily due to the Old Harbor acquisition, as well as $264,000 in other real estate write downs for the quarter ending March 31, 2012 due to new appraisals received.

We recorded $1.3 million in provision for loan losses for the three months ended March 31, 2012, compared to $1.9 million for the three months ended March 31, 2011. The $1.3 million provision for loan losses for the three months ended March 31, 2012 was primarily the result of charge-offs during the quarter, changes within classified assets during the quarter and the continuing fluctuations of values on the underlying collateral on impaired loans. Substantially all of the charge-offs of $2.0 million for the quarter ended March 31, 2012 had specific reserves at December 31, 2011. The provision for loan losses of $1.3 million was less than net charge-off of $1.8 million primarily due to the reduction in the overall historical charge-off ratios used to determine general reserves as well as the overall reduction in special mention loans during the quarter.

We recorded income tax expense of $475,000 for the three months ended March 31, 2012, compared to $240,000 of income tax expense for the three months ended March 31, 2011. The increase is due to higher pretax income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

FINANCIAL CONDITION

At March 31, 2012 our total assets were $1.40 billion and our net loans were $855.6 million or 61.1% of total assets. At December 31, 2011, our total assets were $1.42 billion and our net loans were $868.0 million or 61.1% of total assets. Net loans decreased by approximately $12.4 million to $855.6 million at March 31, 2012 due primarily to payoffs and resolutions on acquired loans offset with new loan production.

At March 31, 2012, the allowance for loan losses was $12.4 million or 1.42% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans.

At March 31, 2012, our total deposits were $1.17 billion, a decrease of $16.3 million or 1.38% when compared to December 31, 2011 of $1.182 billion. Non-interest bearing deposits represented 30.38% of total deposits at March 31, 2012 compared to 27.87% at December 31, 2011. The decrease in total deposits was primarily a result of the run off of higher cost deposits acquired in the Old Harbor acquisition.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2012 and December 31, 2011, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84.23% and 84.17%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, and locations.

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

The following charts illustrate the composition of loans in our loan portfolio as of March 31, 2012 and December 31, 2011.

Loan Portfolio as of March 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	512	$132,609	15.28%	9.47%
HELOCs and equity	320	55,652	6.41%	3.97%

Commercial:
Secured – non-real estate	561	112,794	13.00%	8.05%
Secured – real estate	88	51,384	5.92%	3.67%
Unsecured	35	11,874	1.37%	0.85%

Commercial Real Estate:
Owner occupied	203	171,634	19.78%	12.25%
Non-owner occupied	246	238,262	27.45%	17.01%
Multi-family	91	40,621	4.68%	2.90%

Construction and Land Development:
Construction	2	5,942	0.68%	0.42%
Improved land	34	18,348	2.11%	1.31%
Unimproved land	25	16,644	1.92%	1.19%

Consumer and other	214	12,134	1.40%	0.87%

Total March 31, 2012	2,331	$867,898	100.00%	61.96%

Loan Portfolio as of December 31, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	540	$140,128	15.91%	9.86%
HELOCs and equity	334	56,552	6.42%	3.98%

Commercial:
Secured – non-real estate	573	116,886	13.27%	8.22%
Secured – real estate	88	44,716	5.08%	3.15%
Unsecured	39	10,424	1.18%	0.73%

Commercial Real Estate:
Owner occupied	202	173,505	19.70%	12.21%
Non-owner occupied	243	241,902	27.46%	17.02%
Multi-family	96	40,445	4.59%	2.85%

Construction and Land Development:
Construction	7	8,173	0.93%	0.58%
Improved land	34	18,447	2.09%	1.30%
Unimproved land	27	17,516	1.99%	1.23%

Consumer and other	224	12,083	1.38%	0.85%

Total December 31, 2011	2,407	$880,777	100.00%	61.98%

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$1,778	0.20%	$3,135	0.36%
Residential spec	—	—%	1,492	0.17%
Commercial	4,164	0.48%	263	0.03%
Commercial spec	—	—%	3,283	0.37%
Land Development
Residential	7,087	0.82%	1,918	0.22%
Residential spec	11,135	1.28%	19,136	2.17%
Commercial	1,045	0.12%	1,048	0.12%
Commercial spec	15,725	1.81%	13,861	1.57%

Total	$40,934	4.71%	$44,136	5.01%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of March 31, 2012, and December 31, 2011, which are performing in accordance with their modification agreements.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Residential real estate	$2,305	$2,306
Commercial real estate	12,448	11,394
Construction and land development	5,999	6,013
Commercial	2,364	2,124

Total	$23,116	$21,837

At March 31, 2012, there were seven loans which were troubled debt restructured loans with a carrying amount of $7.4 million and specific reserves of $965,000 that were non-accrual and included in non-accrual loans. There were five loans which were troubled debt restructured loans with a carrying amount of $7.1 million and specific reserves of $684,000 that were non-accrual and included in non-accrual loans at December 31, 2011. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.72% and 4.63% at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, we had $2.8 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended March 31, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $514,000 and $185,000, respectively.

Our non-performing and troubled debt restructuring assets at March 31, 2012 and December 31, 2011were as follows:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$3,883	$3,957	$7,840	$5,103	$4,622	$9,725
Home equity lines	953	68	1,021	644	323	967
Commercial real estate	9,307	5,761	15,068	13,038	5,612	18,650
Construction and land development	264	216	480	264	167	431
Commercial	11,892	1,198	13,090	11,812	1,241	13,053
Other	1	—	1	3	—	3
Total	$26,300	$11,200	$37,500	$30,864	$11,965	$42,829

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	647	—	647
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$—	$—	$—	$647	$—	$647

Total non-accruing loans	$26,300	$11,200	$37,500	$30,864	$11,965	$42,829
Accruing => 90 days past due	—	—	—	647	—	647
Foreclosed real estate	2,112	11,273	13,385	2,454	11,058	13,512
Total non-performing assets	28,412	22,473	50,885	33,965	23,023	56,988
Trouble debt restructured loans	23,060	56	23,116	21,781	56	21,837
Total non-performing assets and troubled debt restructured loans	$51,472	$22,529	$74,001	$55,746	$23,079	$78,825

Ratios
Total non-accruing and accruing => 90
days past due to total loans	3.03%	1.29%	4.32%	3.58%	1.36%	4.94%
Total non-performing assets to total assets	2.03%	1.60%	3.63%	2.39%	1.62%	4.01%
Total non-performing assets and troubled debt restructured loans to total assets	3.67%	1.61%	5.28%	3.92%	1.62%	5.55%

Included in non-accrual loans are purchase credit impaired loans of $8.9 million that are subject to Loss Sharing Agreements in which cash flows could not be reasonably estimated. Of the non-performing assets and performing troubled debt restructuring, at March 31, 2012, $22.5 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Sharing Agreements as compared to $23.1 million at December 31, 2011. These assets were initially recorded at fair value and as such we do not expect to incur any additional future losses on these assets.

At March 31, 2012, the Bank had approximately $2.1 million of non-performing loans and $5.2 million of other real estate owned approved for sale and pending closing. Of these pending sales, $2.2 million are not covered under loss share, agreements and $5.1 million are covered under loss share agreements.

Since December 31, 2011, for non-performing assets not subject to Loss Share Agreements, we had approximately $1.9 million in non-accrual loans which were charged off, $3.0 million were paid off and approximately $818,000 was added to non-accrual and no loans were returned to accrual status during the period.

Loans included in non-accrual loans not covered by Loss Share Agreements at March 31, 2012 were as follows:

(Dollars in thousands)
	Carrying Value	Specific Reserve	Net Carrying Value	Appraised Value	Appraisal Date
Loans greater than $1 million:
Commercial property in St. Lucie. Brevard and Martin Counties	$11,381	$2,381	$9,000	$13,360	9/13/2011
Commercial property in Palm Beach County	4,554	416	4,138	4,200	3/6/2012
Residential property in Palm Beach County	2,055	—	2,055	2,800	3/1/ 2012
Industrial condo in Broward County	1,816	—	1,816	2,020	1/4/2012
Residential property in Broward County	1,756	4	1,752	1,950	8/9/2011
Subtotal	21,562	2,801	18,761

Loans under $1 million:	4,738	755	3,983

Total	$26,300	$3,556	$22,744

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$—	$—	$—	$—	$4,025	$4,836	$4,025	$4,836
Commercial	405	201	—	329	1,198	11,892	1,603	12,422
Commercial Real Estate	—	2,277	—	—	5,761	9,307	5,761	11,584
Construction and Land Development	—	—	—	—	216	264	216	264
Consumer and other	—	1	—	—	—	1	—	2
Total March 31, 2012	$405	$2,479	$—	$329	$11,200	$26,300	$11,605	$29,108

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,864	$402	$—	$—	$4,945	$5,747	$6,809	$6,149
Commercial	666	479	—	146	1,241	11,812	1,907	12,437
Commercial Real Estate	356	272	—	318	5,612	13,685	5,968	14,275
Construction and Land Development	—	—	—	—	167	264	167	264
Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

Past due loans subject to Loss Share Agreements decreased by $3.2 million from $14.9 million at December 31, 2011 to $11.6 million at March 31, 2012. Past due loans not subject to Loss Share Agreements decreased by $4.0 from $33.1 million at December 31, 2011 to $29.1 million at March 31, 2012. Overall there were decreases in loans accruing 30 to 59 days past due of $1.2 million and non-accrual loans past due greater than 90 days of $5.2 million between December 31, 2011 and March 31, 2012. These decreases were due to continued resolution of past due loans by the Company.

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

For the three months ended March 31, 2012 and 2011, the Bank recorded $3.5 million and $2.6 million, respectively, in interest income related to the accretion of discounts on loans acquired under Loss Share Agreements. Included within these amounts were $1.6 million and $513,000 of accretion income related to loans which were resolved during the three months ended March 31, 2012 and 2011. The Bank records a charge to earnings with the FDIC loss share receivable within non-interest income for discounts realized on loans which were resolved at amounts greater than or equal to our acquired balance. For the three months ended March 31, 2012 and 2011, the Bank recorded a charge to the adjustment to FDIC loss share receivable of $1.6 million and $410,000, respectively.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2012 and December 31, 2011.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
March 31, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,285	$266	$2,226	$147	$321	$4,846
Commercial	—	—	5,167	3,012	—	9,281
Commercial Real Estate	565	99	13,218	1,289	2,046	6,529
Construction and Land Development	—	—	2,780	1,007	—	3,483
Consumer and other	—	—	—	—	—	1
Total March 31, 2012	$1,850	$365	$23,391	$5,455	$2,367	$24,140

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$810	$165	$1,992	$23	$423	$6,006
Commercial	—	—	2,396	1,719	—	11,540
Commercial Real Estate	995	124	13,650	2,439	1,616	8,565
Construction and Land Development	—	—	2,516	892	—	3,761
Consumer and other	—	—	—	—	—	—
Total December 31, 2011	$1,805	$289	$20,554	$5,073	$2,039	$29,872

Impaired loans decreased by $2.5 million from $54.3 million at December 31, 2011 to $51.7 million at March 31, 2012. Impaired loans subject to loss share agreements increased by $373,000 as the Bank continues to evaluate acquired credits. Impaired loans not subject to Loss Share Agreements decreased by $2.9 million from December 31, 2011 to March 31, 2012 primarily due to decreases in loans past due and non-accrual of approximately $5.2 million and slightly offset by increases in modified loans classified as TDR’s of $1.7 million.

Allowance for Loan Losses

At March 31, 2012, the allowance for loan losses was $12.4 million or 1.42% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a Loss Share Agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses as of both March 31, 2012 and December 31, 2011.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals are reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at March 31, 2012 and December 31, 2011:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
March 31, 2012
Residential Real Estate	$188,261	$102,394	$2,852	$4,025	$64,559	$7,571	$6,860
Commercial	176,052	43,770	736	1,198	107,389	7,373	15,586
Commercial Real Estate	450,517	203,968	12,658	5,762	185,500	22,213	20,416
Construction and Land Development:	40,934	12,163	221	216	20,299	1,311	6,724
Consumer and other	12,134	945	—	—	11,053	8	128
Total March 31, 2012	$867,898	$363,240	$16,467	$11,201	$388,800	$38,476	$49,714

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate	$196,680	$104,207	$1,363	$4,945	$65,930	$11,016	$9,219
Commercial	172,026	43,940	999	1,241	103,800	7,823	14,223
Commercial Real Estate	455,852	209,965	16,659	5,612	178,317	23,489	21,810
Construction and Land Development:	44,136	15,911	222	167	19,820	1,290	6,726
Consumer and other	12,083	1,069	—	—	10,877	5	132
Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

Substandard loans totaled $60.9 million at March 31, 2012 (of which $11.2 million were subject to the Loss Sharing Agreements) and $64.1 million at December 31, 2011 (of which $12.0 million were subject to the Loss Sharing Agreements). The decrease of $3.2 million since December 31, 2011 was primarily due to the resolution of loans not covered under Loss Sharing Agreements of $2.4 million through sale or foreclosure during the quarter. There was a reduction of $2.4 million in the total substandard loans not covered under Loss Sharing Agreements period over period. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at March 31, 2012, we had $51.7 million (or 6.0% of total loans) in loans we classified as impaired. This compares to $54.3 million or 6.2% of total loans at December 31, 2011. The decrease was primarily due to the resolution of loans during the quarter. At March 31, 2012 and December 31, 2011, the specific credit allocation included in the allowance for loan losses for loans impaired were approximately $5.8 million and $5.4 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At March 31, 2012, we had $54.9 million (6.3% of outstanding loans), which included $16.5 million in loans subject to Loss Sharing Agreements, which compares to $62.9 million (7.14% of outstanding loans) of which $19.2 million were subject to Loss Sharing Agreements, at December 31, 2011. Special mention loans not subject to Loss Sharing Agreements were $38.5 million at March 31, 2011, a decrease of $5.1 million from December 31, 2011. The decrease is attributable to resolution of loans and ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

We base the allowance for loan losses on estimates and ultimate realized losses may vary from current estimates. We review these estimates quarterly, and as adjustments, either positive or negative, become necessary, we make a corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty repaying loans and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in loan loss provisions.

During the three months ended March 31, 2012, we recorded $1.3 million in provision for loan losses primarily as a result of charge-offs during the period, changes within classified loans and a continued deterioration of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	1,493	59	(41)	(161)	(50)	1,300
Loans charged off	(31)	(284)	(1,697)	—	—	(2,012)
Recoveries	20	113	37	22	50	242
Ending Balance, March 31, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total

Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(270)	1,202	589	359	20	1,900
Loans charged off	(200)	(140)	(539)	—	(133)	(1,012)
Recoveries	50	—	11	33	—	94
Ending Balance, March 31, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$3,012	$413	$1,387	$1,007	$—	$5,819
Purchase credit impaired loans	—	111	117	—	—	228
Total specific reserves	3,012	524	1,504	1,007	—	6,047
General reserves	1,581	1,309	2,097	1,263	69	6,319
Total	$4,593	$1,833	$3,601	$2,270	$69	$12,366

Total Loans	$176,052	$188,261	$450,517	$40,934	$12,134	$867,898

Allowance as percent of loans per category as of March 31, 2012	2.61%	0.97%	0.80%	5.55%	0.57%	1.42%

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Total Loans	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777

Allowance as percent of loans per category as of December 31, 2011	1.81%	0.99%	1.16%	5.46%	0.57%	1.46%

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time the loan is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At March 31, 2012, we had $13.4 million of OREO property, of which $3.1 million was a result of the Old Harbor acquisition, $3.7 was a result of the TBOM acquisition and $4.5 million as a result of the Republic acquisition and all are covered by their respective loss share agreements. At December 31, 2011, we had $13.5 million of OREO property, of which $11.1million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective loss share agreements.

The following is a summary of other real estate owned as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$1,606	$7,929	$9,535	$1,922	$8,067	$9,989
Residential real estate	506	3,344	3,850	532	2,991	3,523
Total	$2,112	$11,273	$13,385	$2,454	$11,058	$13,512

Investment Securities

We manage our securities available for sale portfolio, which represented 16.99% of our average earning asset base for the three months ended March 31, 2012, as compared to 12.99% at year ended December 31, 2011, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Sharing Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the three months ended March 31, 2012, the Company received cash of $4.5 million from the FDIC, recorded an adjustment of $1.6 million related to the disposal of covered assets at amounts above their carrying value and recorded discount accretion of $294,000.

Deposits

Total deposits decreased by $16.3 million from December 31, 2011 to total deposits of $1.165 billion at March 31, 2012, due primarily to partial run off of deposits acquired in the Old Harbor transaction which was partially offset by growth in transaction accounts during the quarter. At March 31, 2012, non-interest bearing deposits represented approximately 30.38% of deposits compared to 27.87% at December 31, 2011. The Bank had no brokered deposits at March 31, 2012. However, the Bank does participate in the CDARS program (reciprocal) with balances of $11.1 million at March 31, 2012.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2012, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 25.10%, a Tier 1 risk-based capital ratio of 23.84%, and a Tier 1 leverage ratio of 11.78%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios as of March 31, 2012 and December 31, 2011:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of March 31, 2012
Total Capital to risk-weighted assets
Consolidated	$167,135	25.10%	$53,266	8.00%	$66,582	10.00%
1st United	130,384	19.71%	52,929	8.00%	66,161	10.00%
Tier I capital to risk-weighted assets
Consolidated	158,762	23.84%	26,633	4.00%	39,949	6.00%
1st United	122,066	18.45%	26,465	4.00%	39,697	6.00%
Tier I capital to total average assets
Consolidated	158,762	11.78%	53,913	4.00%	67,391	5.00%
1st United	122,066	9.09%	53,718	4.00%	67,148	5.00%

As of December 31, 2011
Total Capital to risk-weighted assets
Consolidated	$165,832	25.23%	$52,582	8.00%	$65,728	10.00%
1st United	130,011	19.94%	52,157	8.00%	65,196	10.00%
Tier I capital to risk-weighted assets
Consolidated	157,559	23.97%	26,291	4.00%	39,437	6.00%
1st United	121,810	18.68%	26,079	4.00%	39,118	6.00%
Tier I capital to total average assets
Consolidated	157,559	11.79%	53,466	4.00%	66,833	5.00%
1st United	121,810	9.15%	53,258	4.00%	66,573	5.00%

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At March 31, 2012, we had approximately $355.0 million in cash and cash equivalents and securities, of which $18.9 million of securities, at fair value, were pledged.

At March 31, 2012, we had no short-term or long-term borrowings. At March 31, 2012, we had commitments to originate loans totaling $8.5 million and commitments of $68.2 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2012 total $230.0 million, and loans maturing in the next twelve months total approximately $203.2 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2012, we had short-term lines available from correspondent banks totaling $51.0 million, FRB discount window availability of $40.8 million, and borrowing capacity from the FHLB of $35.4 million based on collateral pledged, for a total credit available of $127.2 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $332.4 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2012, we had $8.5 million in commitments to originate loans, $68.2 million in unused lines of credit and $4.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100, 200 and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment. 1st United has been consistently within policy limits on rates stress test up and down 100, 200, and 300 bp, both for net interest margin and EVE. Management has closely monitored 1st United’s gap position which has been liability sensitive during a stable rate environment. Variations on EVE have consistently shown low volatility.

Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	9.00%	(21.00)%
Up 200 basis points	5.00%	(14.00)%
Up 100 basis points	2.00%	(6.00)%
Base
Down 100 basis points	(2.00)%	8.00%
Down 200 basis points	(6.00)%	18.00%
Down 300 basis points	(10.00)%	30.00%

We had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.91%.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

On April 26, 2012, we announced via press release our financial results for the three-month period ended March 31, 2012. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a)          The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 26, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: April 26, 2012	By:/s/John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated April 26, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document