Form 10-Q
period 2012-06-30
1st United Bancorp, Inc.
filed 2012-07-23
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2012
Common stock, $.01 par value	34,070,270

1ST UNITED BANCORP, INC.
June 30, 2012
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform, Consumer Protection Act and Basel III;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the FDIC loss share receivable;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;

•	the frequency and magnitude of foreclosure of our loans;

•	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;

•	our customers’ willingness to make timely payments on their loans;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	technological changes;

•	negative publicity and the impact on our reputation;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the limited trading activity of our common stock;

•	the concentration of ownership of our common stock;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$300,177	$164,724
Federal funds sold	495	700
Cash and cash equivalents	300,672	165,424
Securities available for sale	160,083	201,722
Loans held for sale	160	100
Loans, net of allowance of $9,356 and $12,836 at June 30, 2012 and December 31, 2011	933,769	867,994
Nonmarketable equity securities	8,461	11,207
Premises and equipment, net	17,698	12,383
Other real estate owned	26,749	13,512
Company-owned life insurance	20,781	5,093
FDIC loss share receivable	57,688	71,900
Goodwill	57,430	51,969
Core deposit intangible	3,628	3,260
Accrued interest receivable and other assets	26,326	16,683
Total assets	$1,613,445	$1,421,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$431,225	$329,283
Interest bearing	927,181	852,425
Total deposits	1,358,406	1,181,708
Federal funds purchased and repurchase agreements	8,948	8,746
Federal Home Loan Bank advances	—	5,000
Accrued interest payable and other liabilities	9,835	10,442
Total liabilities	1,377,189	1,205,896
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,070,270 and 30,569,032 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	341	307
Additional paid-in capital	237,481	217,800
Accumulated deficit	(3,892)	(5,319)
Accumulated other comprehensive income	2,326	2,563
Total shareholders’ equity	236,256	215,351
Total liabilities and shareholders’ equity	$1,613,445	$1,421,247

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$17,303	$15,055	$31,675	$28,773
Securities available for sale	1,677	1,056	3,004	1,842
Federal funds sold and other	186	191	375	368

Total interest income	19,166	16,302	35,054	30,983
Interest expense:
Deposits	1,473	1,495	2,901	3,126
Federal funds purchased and repurchase agreements	3	3	6	9
Federal Home Loan Bank and Federal Reserve Bank borrowings	—	58	6	113
Other borrowings	—	32	—	64

Total interest expense	1,476	1,588	2,913	3,312

Net interest income	17,690	14,714	32,141	27,671
Provision for loan losses	3,100	1,450	4,400	3,350

Net interest income after provision for loan losses	14,590	13,264	27,741	24,321
Non-interest income:
Service charges and fees on deposit accounts	878	892	1,711	1,790
Net losses on sales of OREO	—	—	(25)	(225)
Net gains on sales of securities	1,175	—	1,673	—
Net gains on sales of loans held for sale	46	2	65	13
Increase in cash surrender value of Company owned life insurance	125	36	187	73
Adjustment to FDIC loss share receivable	(1,824)	(1,506)	(3,139)	(1,751)
Other	191	208	398	460
Total non-interest income	591	(368)	870	360

Non-interest expense:
Salaries and employee benefits	6,238	5,120	11,946	10,362
Occupancy and equipment	2,020	2,053	3,965	4,105
Data processing	937	864	1,815	1,656
Telephone	261	207	475	438
Stationery and supplies	138	113	263	201
Amortization of intangibles	182	122	325	251
Professional fees	426	301	818	613
Advertising	63	66	135	100
Merger reorganization expense	1,309	340	1,760	910
Regulatory assessment	387	418	745	874
OREO expense	392	60	763	139
Loan expense	682	544	1,249	895
Other	1,127	950	2,078	1,803
Total non-interest expense	14,162	11,158	26,337	22,347

Income before taxes	1,019	1,738	2,274	2,334
Income tax expense	372	674	847	915
Net income	$647	$1,064	$1,427	$1,419

Basic earnings per common share	$0.02	$0.03	$0.04	$0.05
Diluted earnings per common share	$0.02	$0.03	$0.04	$0.05

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$647	$1,064	$1,427	$1,419
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	476	1,573	(381)	1,725
Income tax benefit (expense)	(180)	(592)	144	(649)
Other comprehensive income (loss)	296	981	(237)	1,076
Comprehensive income	$943	$2,045	$1,190	$2,495

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	24,793,089	$248	$181,697	$(8,989)	$532	$173,488
Comprehensive income:
Net income	—	—	—	1,419	—	1,419
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,076	1,076
Total comprehensive income, net of taxes						2,495
Stock-based compensation expense		—	563	—	—	563
Restricted stock grants	14,514	—	—	—	—	—
Issuance of common stock, net of cost of $2,285	5,750,000	58	35,032	—	—	35,090
Balance at June 30, 2011	30,557,603	$306	$217,292	$(7,570)	$1,608	$211,636

Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Comprehensive income:
Net income	—	—	—	1,427	—	1,427
Change in net unrealized gain on securities available for sale, net of taxes	—	—	—	—	(237)	(237)
Total comprehensive income, net of taxes						1,190
Stock-based compensation expense	—	—	604	—	—	604
Restricted stock grants	360,884	3	(3)	—	—	—
Issuance of common stock, net of costs of $15	3,140,354	31	19,080	—	—	19,111
Balance at June 30, 2012	34,070,270	$341	237,481	$(3,892)	$2,326	$236,256

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$1,427	$1,419
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,400	3,350
Depreciation and amortization	1,628	913
Net accretion of purchase accounting adjustments	(8,052)	(6,936)
Net amortization of securities	1,138	433
Adjustment to FDIC receivable	3,139	1,751
Increase in cash surrender value of company-owned life insurance	(187)	(73)
Stock-based compensation expense	604	563
Net (gains) on sales of securities	(1,673)	—
Net loss on other real estate owned	25	225
Net loss on premises and equipment	4	13
Net gain on sale of loans held for sale	(65)	(13)
Write-down of other real estate owned	326	—
Loans originated for sale	(3,866)	(1,077)
Proceeds from sale of loans held for sale	3,871	5,796
Net change in:
Deferred income tax	135	805
Deferred loan fees	(53)	(180)
Accrued interest receivable and other assets	735	(1,585)
Accrued interest payable and other liabilities	(2,586)	(201)
Net cash provided by operating activities	950	5,203
Cash flows from investing activities
Proceeds from sales of securities	102,521	—
Proceeds from security maturities calls and prepayments	37,888	13,117
Purchases of securities	(60,875)	(45,337)
Loan originations and payments, net	52,059	74,648
Proceeds from sale of other real estate owned	4,615	3,536
Cash received from FDIC loss sharing agreements	11,073	12,293
Purchase of nonmarketable equity securities, net	3,242	4,238
Purchase of Company owned life insurance	(15,500)	—
Cash paid in connection with merger	(11,166)	—
Additions to premises and equipment, net	(661)	(1,540)
Net cash provided by investing activities	123,196	60,955

Cash flows from financing activities
Net change in deposits	15,900	(44,336)
Net change in federal funds purchased and repurchase agreements	202	(668)
Net change in Federal Home Loan Bank advance	(5,000)	—
Net change in other borrowings	—	(250)
Issuance of common stock net of expense	—	35,090
Net cash provided by (used in) financing activities	11,102	(10,164)

Net change in cash and cash equivalents	135,248	55,994
Beginning cash and cash equivalents	165,424	119,752

Ending cash and cash equivalents	$300,672	$175,746
Supplemental cash flow information:
Interest paid	$2,865	$3,518
Taxes paid	357	—
Transfer of loans to other real estate owned	17,676	6,439

See accompanying notes to the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp or “Company”) and its wholly-owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County; four offices in Broward County; four offices in Miami-Dade County; one office each in the cities of Vero Beach, Sebastian and Barefoot Bay; five offices in Pinellas and Pasco counties; and one office each in Orange and Hillsborough counties. 1st United’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, and commercial and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At June 30, 2012, EEL held $2,418 in performing loans and $1,641 in non-performing loans.

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

Stock options to acquire 3,989,029 and 3,560,410, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2012 and 2011 because consideration of those instruments would be antidilutive. Stock options to acquire 3,823,550 and 1,904,474, respectively, shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2012 and 2011 because consideration of those instruments would be antidilutive.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses at June 30, 2012.

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

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, the Company reviews and classifies loans (including all impaired and nonperforming loans) as to potential loss exposure. The Company’s analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

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

NOTE 2 – ACQUISITIONS

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (Anderen Financial, Inc. and Anderen Bank are subsequently referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the AFI per share consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38,250 which consisted of approximately $19,125 in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19,111, net of $15 of costs. The Company recorded goodwill of $5,460 as a result of the merger which is not deductible for tax purposes. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values become available through the measurement period, not to exceed one year. Information related to the fair value of assets acquired and liabilities assumed is preliminary and may change as new information becomes available.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

The acquisition of AFI is consistent with the Company’s plans to continue to enhance its footprint and competitive position within the state of Florida. This acquisition complemented the initial expansion into the Florida Gulf Coast markets with the acquisition of Old Harbor. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these factors contributed to the resulting goodwill in the transaction. The fair value of the assets acquired and liabilities assumed on April 1, 2012 was as follows:

Cash	$1,444
Federal Funds sold	6,500
Securities available for sale	37,742
Federal Home Loan Bank stock	496
Loans	131,986
OREO	527
Core deposit intangible	692
Fixed assets	5,595
Other assets	10,911
TOTAL ASSETS ACQUIRED	$195,893

Deposits	$160,979
Other	2,124
TOTAL LIABILITIES ASSUMED	$163,103

Excess of assets acquired over liabilities assumed	$32,790
Purchase price	38,250
Goodwill	$5,460

The following summarizes the net interest and other income, net income and earnings per share as if the merger with Anderen was effective as of the beginning of the earliest period presented. There was no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

(dollars in thousands, except per share data)	Three months ended June 30, 2012		Six months ended June 30, 2012
	2012(1)	2011	2012	2011
Net interest and other income	$18,281	$16,975	$35,369	$32,653

Net income	647	1,515	1,692	2,119

Basic earnings per share	0.02	0.05	0.05	0.07

Diluted earnings per share	0.02	0.05	0.05	0.07

(1) As the merger was effective April 1, 2012, there were no proforma adjustments to the quarter ending June 30, 2012.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

Old Harbor Bank of Florida

On October 21, 2011, the Company, through its banking subsidiary, entered into a purchase and assumption agreement and certain loss sharing agreements with the FDIC and the FDIC as receiver, to acquire certain assets and assume substantially all of the deposits, other than depository organized - brokered deposits, and certain liabilities of Old Harbor, located in Clearwater, Florida. Assets acquired included cash and cash equivalents, investments securities, loans with unpaid principal of $149,186, and other real estate owned. A majority of the loans and all other real estate owned are covered under loss sharing agreements between the FDIC and 1st United. The loss sharing agreements cover 70% of losses incurred up to $49,000 on covered loans and other real estate owned as well as third party collection costs and 90 days of accrued interest on covered loans.

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

The Bank of Miami, N.A. Acquisition

On December 17, 2010, the Company, through its banking subsidiary 1st United Bank, entered into a purchase and assumption agreement with the FDIC, as receiver for TBOM. Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements. The loss sharing agreements cover 80% of losses incurred on acquired loan and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate and five years with respect to losses on non-residential real estate and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the Loss Share Agreements with the FDIC.

The Company received a $38,000 net discount on the assets acquired. TBOM operated three banking facilities in Miami-Dade County, Florida. None of the centers were retained by the Company and the related deposits were serviced from existing branch banking centers.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. agency residential	$2,998	$3	$—	$3,001
Residential collateralized mortgage obligations	6,108	52	—	6,160
Residential mortgage-backed	147,247	3,675	—	150,922
	$156,353	3,730	—	160,083
December 31, 2011
U.S. agency residential	$—	$—	$—	$—
Residential collateralized mortgage obligations	7,657	100	—	7,757
Residential mortgage-backed	189,953	4,023	(11)	193,965
	$197,610	$4,123	$(11)	$201,722

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at June 30, 2012 and December 31, 2011 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$2,998	$3,001
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
Residential mortgage-backed and residential collateralized mortgage
obligations	153,355	157,082
	$156,353	$160,083

Securities as of June 30, 2012 and December 31, 2011 with a fair value of $17,477 and $23,343, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and six months ended June 30, 2012, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Proceeds from sale	$72,577	$—	$102,521	$—
Gross gain	1,175	—	1,673	—
Gross (loss)	—	—	—	—
Net gains (losses) on sales of securities	$1,175	$—	$1,673	$—

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at June 30, 2012 and December 31, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential mortgage-backed	12	—	14	—	26	—
	$12	$—	$14	$—	$26	$—
December 31, 2011
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential Mortgage-backed	7,487	(11)	14	—	7,501	(11)
	$7,487	$(11)	$14	$—	$7,501	$(11)

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

At June 30, 2012 and December 31, 2011, there were 2 and 7, respectively, residential mortgage-backed securities with unrealized losses. At June 30, 2012 and December 31, 2011, securities with unrealized losses had depreciated 0.01% and 0.15%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at December 31, 2011 were deemed to be temporary.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$38,759	$143,677	$182,436	$46,180	$125,846	$172,026
Real estate:
Residential	101,692	82,990	184,682	110,515	86,165	196,680
Commercial	213,031	294,470	507,501	232,236	223,616	455,852
Construction and land development	11,191	44,577	55,768	16,300	27,836	44,136
Consumer and other	818	11,815	12,633	1,069	11,014	12,083
	$365,491	$577,529	943,020	$406,300	$474,477	880,777
Add (deduct):
Unearned income and net deferred loan (fees) costs			105			53
Allowance for loan losses			(9,356)			(12,836)
			$933,769			$867,994

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development and consumer and other. The Company’s business activity is with customers located in Palm Beach, Broward, Miami-Dade, Pinellas, Pasco, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366
Provisions for loan losses	3,335	(66)	452	(590)	(31)	3,100
Loans charged off	(5,151)	(357)	(682)	—	—	(6,190)
Recoveries	9	2	69	—	—	80
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,827	(6)	411	(751)	(81)	4,400
Loans charged off	(5,182)	(641)	(2,379)	—	—	(8,202)
Recoveries	30	114	106	22	50	322
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

Activity in the allowance for loan losses for the three and six months ended June 30, 2011 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032
Provisions for loan losses	234	(342)	569	989	—	1,450
Loans charged off	(705)	(575)	(301)	(666)	—	(2,247)
Recoveries	7	9	22	—	—	38
Ending Balance, June 30, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(38)	861	1,160	1,348	19	3,350
Loans charged off	(903)	(716)	(841)	(666)	(132)	(3,258)
Recoveries	57	9	32	33	—	131
Ending Balance, June 30, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

          Allowance for Loan Losses Allocation

As of June 30, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$396	$219	$1,121	$1,096	$—	$2,832
Purchase credit impaired loans	119	110	203	—	—	432
Total specific reserves	515	329	1,324	1,096	—	3,264
General reserves	2,271	1,083	2,116	584	38	6,092
Total	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Loans individually evaluated for impairment	$3,478	$5,407	$21,403	$6,254	$—	$36,542
Purchase credit impaired loans	9,266	22,074	60,708	6,797	31	98,876
Loans collectively evaluated for impairment	169,692	157,201	425,390	42,717	12,602	807,602
	$182,436	$184,682	$507,501	$55,768	$12,633	$943,020

As of December 31, 2011:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total Specific Reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Loans individually evaluated for impairment	$13,936	$9,231	$24,826	$6,277	$—	$54,270
Purchase credit impaired loans	10,486	24,841	63,047	7,308	—	105,682
Loans collectively evaluated for impairment	147,604	162,608	367,979	30,551	12,083	720,825
	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2012 and December 31, 2011, respectively.

	Recorded Investment in Impaired Loans With Allowance
June 30, 2012	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$760	$489	$88	$2,710	$2,211	$118
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	1,630	539	289
Secured – real estate	—	—	—	1,354	1,354	107
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	139	75	11	1,968	1,523	366
Non-owner occupied	274	183	9	6,096	6,096	694
Multi-family	1,269	1,269	41	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	621	264	194
Unimproved land	—	—	—	2,516	2,516	902

Consumer and other	—	—	—	—	—	—

Total June 30, 2012	$2,442	$2,016	$149	16,908	$14,516	$2,683

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
June 30, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,972	$1,329	$771	$415
HELOCs and equity	—	—	950	950

Commercial:
Secured – non-real estate	—	—	5,095	1,585
Secured – real estate	—	—	—	—
Unsecured	9	—	—	—

Commercial Real Estate:
Owner occupied	2,229	2,112	4,958	4,288
Non-owner occupied	757	649	9,004	5,208
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,932	3,474
Unimproved land	—	—	—	—

Consumer and other	—	—	17	—

Total June 30, 2012	$4,967	$4,090	$28,727	$15,920

	Recorded Investment in Impaired Loans With Allowance
December 31, 2011	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,588	$810	$165	$2,478	$1,979	$10
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	1,871	710	446
Secured – real estate	—	—	—	1,700	1,686	1,273
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	140	81	11	7,849	7,073	666
Non-owner occupied	633	487	85	6,577	6,577	1,773
Multi-family	443	427	28	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	—	—	—
Unimproved land	—	—	—	2,516	2,516	892

Consumer and other	—	—	—	—	—	—

Total December 31, 2011	$2,804	$1,805	$289	$23,004	$20,554	$5,073

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$478	$423	$6,008	$5,362
HELOCs and equity	—	—	644	644

Commercial:
Secured – non-real estate	—	—	3,150	2,026
Secured – real estate	—	—	9,563	9,514
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	476	476
Non-owner occupied	398	345	11,868	8,089
Multi-family	1,271	1,271	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	8,598	3,761
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2011	$2,147	$2,039	$40,307	$29,872

Average of impaired loans and related interest income for three months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$5,290	$4	$4	$4,554	$8	$9
HELOC and equity	965	—	—	963	—	—

Commercial:
Secured non real estate	2,828	17	17	3,120	34	35
Secured real estate	1,358	12	13	1,362	28	30
Unsecured	1	—	—	1	—	—

Commercial Real Estate:
Owner occupied	9,455	72	68	8,866	170	174
Non-owner occupied	12,204	108	118	12,277	225	231
Multifamily	1,270	—	—	1,270	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,740	—	—	3,746	34	34
Unimproved Land	2,516	27	32	2,516	54	59

Consumer and Other:	—	—	—	6	—	—

Total	$39,627	$240	$252	$38,681	$553	$572

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$13,107	$3	$3	$13,298	$7	$7
HELOC and equity	727	—	—	727	—	—

Commercial:
Secured non real estate	2,065	8	8	3,374	17	17
Secured real estate	1,455	16	16	1,531	34	34
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	10,282	111	77	10,272	207	207
Non-owner occupied	11,596	101	127	11,631	212	212
Multifamily	1,482	—	—	1,514	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	4,954	41	37	5,157	84	83
Unimproved Land	2,633	27	27	2,673	56	47

Consumer and Other:	—	—	—	—	—	—

Total	$48,301	$307	$295	$50,177	$617	$607

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2012 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. To determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy. During the quarter ended June 30, 2012, the Company modified $1,765 in commercial real estate loans. During the six months ended June 30, 2012, the Company modified $295 in commercial loans and $3,125 in commercial real estate loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively, all of which were performing in accordance with the restructured terms.

	June 30, 2012	December 31, 2011
Residential real estate	$465	$2,306
Commercial real estate	14,170	11,394
Construction and land development	2,516	6,013
Commercial	2,322	2,124
Total	$19,473	$21,837

At June 30, 2012, there were eight loans which were troubled debt restructured loans with a carrying amount of $6,194 and specific reserves of $532 that were non-accrual and included in non-accrual loans. At December 31, 2011, there were five loans which were troubled debt restructured loans with a carrying amount of $7,100 and specific reserves of $684 that were non-accrual and included in non-accrual loans. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.98% and 4.63% at June 30, 2012 and December 31, 2011, respectively. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at June 30, 2012.

Of the $19,473 performing troubled debt restructurings as of June 30, 2012, $7,880 were classified as special mention and $11,593 were classified as substandard. At December 31, 2011, of the $21,837 performing trouble debt restructurings, $8,135 were classified as special mention and $13,702 were classified as substandard. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. There were no loans modified within the last twelve months which defaulted within the quarter ended June 30, 2012 or during the six months ending June 30, 2012. Loans modified within the twelve months of June 30, 2011 and defaulted within the six months ending June 30, 2011 were comprised of one residential loan for $1.8 million.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

During the quarter ended June 30, 2012, we had four commercial loan for $1,938 which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended June 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $244 and $552, respectively. During the six months ended June 30, 2012 and 2011, interest income not recognized on non-accrual loans was $758 and $1,100, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual and 90 days and over past due categories with a carrying value of $23,921 and $43,476 as of June 30, 2012 and December 31, 2011, respectively. Loans which are 90 days or greater past due and accruing interest income were $0 and $647 at June 30, 2012 and December 31, 2011, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of June 30, 2012 and December 31, 2011, respectively:

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
June 30, 2012	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$414	$—	$—	$—	$3,698	$2,302	$4,112	$2,302
HELOCs and equity	—	—	—	—	66	950	66	950

Commercial:
Secured – non-real estate	390	35	—	308	24	867	414	1,210
Secured – real estate	—	8	—	—	1,095	100	1,095	108
Unsecured	—	—	—	—	1	—	1	—

Commercial Real Estate:
Owner occupied	296	104	—	—	2,519	726	2,815	830
Non-owner occupied	—	—	—	—	2,181	4,050	2,181	4,050
Multi-family	—	319	—	—	1,359	—	1,359	319

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,738	—	3,738
Unimproved land	—	—	—	—	214	—	214	—

Consumer and other	—	1	—	—	—	31	—	32
Total June 30, 2012	$1,100	$467	$—	$308	$11,157	$12,764	$12,257	$13,539

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
June 30, 2012
Residential Real Estate:
First mortgages	$126,772	$86,121	$2,833	$3,698	$28,698	$2,548	$2,874
HELOCs and equity	57,910	8,974	—	66	41,454	5,014	2,402

Commercial:
Secured – non-real estate	122,255	17,420	422	24	96,125	4,950	3,314
Secured – real estate	45,205	15,657	—	1,095	25,526	2,086	841
Unsecured	14,976	4,141	—	—	10,257	144	434

Commercial Real Estate:
Owner occupied	189,880	42,879	8,334	2,519	119,133	9,120	7,895
Non-owner occupied	276,238	125,411	2,336	2,181	126,156	12,853	7,301
Multi-family	41,383	28,012	—	1,359	11,347	346	319

Construction and Land Development:
Construction	9,679	—	—	—	9,679	—	—
Improved land	25,146	5,024	—	—	15,187	745	4,190
Unimproved land	20,943	5,734	219	214	12,260	—	2,516

Consumer and other	12,633	818	—	—	11,543	120	152

Total June 30, 2012	$943,020	$340,191	$14,144	$11,156	$507,365	$37,926	$32,238

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate:
First mortgages	$140,128	$95,151	$1,363	$4,622	$26,156	$5,567	$7,269
HELOCs and equity	56,552	9,056	—	323	39,774	5,449	1,950

Commercial:
Secured – non-real estate	116,886	25,521	748	228	81,132	6,160	3,097
Secured – real estate	44,716	15,466	251	1,013	15,639	1,663	10,684
Unsecured	10,424	2,953	—	—	7,029	—	442

Commercial Real Estate:
Owner occupied	173,505	46,173	8,478	798	97,428	10,036	10,592
Non-owner occupied	241,902	132,822	6,277	2,737	76,072	12,776	11,218
Multi-family	40,445	30,970	1,904	2,077	4,817	677	—

Construction and Land Development:
Construction	8,173	3,246	—	87	4,840	—	—
Improved land	18,447	5,743	—	—	7,203	1,290	4,211
Unimproved land	17,516	6,922	222	80	7,777	—	2,515

Consumer and other	12,083	1,069	—	—	10,877	5	132

Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

As part of the AFI merger as well as acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at June 30, 2012 was approximately $98,876, net of a discount of $49,706.

The Company maintained an allowance for loan losses of $432 at June 30, 2012 for loans acquired with deteriorated credit quality. During the three and six months ended June 30, 2012, the Company accreted $3,026 and $4,873, respectively, into interest income on these loans. During the three and six months ended June 30, 2011, the Company accreted $2,928 and $4,396, respectively, into interest income on these loans. The remaining accretable discount was $11,802 at June 30, 2012. In addition, $84,746 of the $98,876 is covered by the FDIC loss share agreements.

Loans related to the AFI merger for which it was probable at acquisition that all contractually required payments would not be collected were as follows.

April 2012
Contractually required payments receivable of loans purchased during the year:	$13,731

Cash flows expected to be collected at acquisition	$9,239
Fair value of acquired loans at acquisition	$8,089
Accretable yield	$1,150

Loans acquired from Anderen for which we were unable to reasonably estimate cash flows were $1,559 on the date of acquisition. The carrying value of these loans at June 30, 2012 is $91.

The initial fair value for loans without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of covered non-impaired loans at April 1, 2012. The aggregate contractual balance was $125,988 with purchase accounting discounts of $3,650 for a net carrying value of $122,338. The fair value adjustment of $3,650 will be accreted into interest income over the average life of the loans.

NOTE 5 – COMMON STOCK OFFERING

Bancorp completed the issuance of 5,000,000 common shares during the quarter ended June 30, 2011. In April 2011, the underwriter exercised its full over-allotment option and 750,000 common shares were issued at $6.50 per share for additional proceeds of $4,531, net of offering costs of $344.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given assets over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, are summarized below.

	Fair value measurements at June 30, 2012 using
	June 30, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Agency Residential	$3,001	$—	$3,001	$—
Residential collateralized mortgage obligations	6,160	—	6,160	—
Residential mortgage-backed	150,922	—	150,922	—
	$160,083	$—	$160,083	$—

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
Residential collateralized mortgage obligations	$7,757	$—	$7,757	$—
Residential mortgage-backed	193,965	—	193,965	—
	$201,722	$—	$201,722	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at June 30, 2012 using
	June 30, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$2,494	$—	$—	$2,494
Commercial	1,497	—	—	1,497
Commercial real estate	8,025	—	—	8,025
Construction and land development	1,684	—	—	1,684
Consumer and other	—	—	—	—
	$13,700	$—	$—	$13,700
Other real estate owned:
Commercial real estate	$19,224	$—	$—	$19,224
Residential real estate	7,525	—	—	7,525
	$26,749	$—	$—	$26,749

At June 30, 2012, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $16,532, with a valuation allowance of $2,832 resulting in an additional provision of loan losses of $2,192 for the period.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $26,749, and had no valuation allowance at June 30, 2012.

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

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$300,672	$300,672	$165,424	$165,424
Securities available for sale	160,083	160,083	201,722	201,722
Loans, net, including loans held for sale	933,929	936,168	868,094	867,301
Nonmarketable equity securities	8,461	N/A	11,207	N/A
FDIC loss share receivable	57,688	57,688	71,900	71,900
Accrued interest receivable	3,168	3,168	2,947	2,947

Financial liabilities
Deposits	1,358,406	1,358,620	1,181,708	1,181,841
Federal funds purchased and repurchase agreements	8,948	8,948	8,746	8,747
Federal Home Loan Bank advances	—	—	5,000	5,000
Accrued interest payable	478	478	430	430

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

Off-balance sheet instruments

The fair value of off-balance-sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices of (Level III) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$647	$1,064	$1,427	$1,419
Basic EPS:
Weighted average shares of common stock outstanding	33,725,613	30,466,944	32,155,277	27,901,526
Basic EPS	$0.02	$0.03	$0.04	$0.05

Diluted EPS:
Weighted average shares of common stock outstanding	33,725,613	30,466,944	32,155,277	27,901,526
Effect of dilutive shares:
Stock options	—	40	—	24,307
Restricted stock	2,074	7,257	2,867	7,257
Total dilutive shares	33,727,687	30,474,241	32,158,144	27,933,090
Diluted EPS	$0.02	$0.03	$0.04	$0.05

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$10,763	$5,022	$2,520	$5,903
Unused lines of credit	8,715	79,660	600	60,020
Stand-by letters of credit	3,486	1,610	3,990	1,110

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

Recent Mergers & Acquisitions

          Merger of AFI Finanical, Inc.

On April 1, 2012, 1st United Bancorp, Inc. completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the Per Share Consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company estimated the acquisition fair value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805) and ASC Topic 820, Fair Value Measurements. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. The Company recorded goodwill associated with this transaction of approximately $5.46 million and integrated the operations of AFI in June 2012. The Company acquired and retained three banking centers with the merger.

          Acquisition of Old Harbor Bank of Florida

On October 21, 2011, 1st United entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all of the assets of Old Harbor Bank of Florida (“Old Harbor”). The fair value of the assets acquired included $24.7 million in cash and cash equivalents, $31.0 million in securities available for sale, $116.7 million in loans and $2.3 million in other real estate owned. 1st United also assumed approximately $209.6 million in deposits. Old Harbor operated seven banking centers in Pasco and Pinellas Counties, Florida, and had 42 employees.

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

In connection with the acquisition of Old Harbor, 1st United entered into loss sharing agreements (the “Old Harbor Loss Sharing Agreements”) with the FDIC that collectively cover a substantial portion of the loan portfolio and all of the other real estate owned (the “Covered Assets”). None of the other acquired assets of Old Harbor are covered by the Old Harbor Loss Sharing Agreements with the FDIC. The Old Harbor Loss Sharing Agreements provide for the reimbursement of 70% of losses with respect to Covered Assets, up to approximately $49 million. The Old Harbor Loss Sharing Agreements apply to single-family residential mortgage loans and to commercial loans and other real estate owned are for terms of ten and five years, respectively.

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

          The Bank of Miami Acquisition

On December 17, 2010, the Company, through its banking subsidiary 1st United, entered into a purchase and assumption agreement with the FDIC to acquire certain assets and liabilities of The Bank of Miami (“TBOM”). Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements (the “TBOM Loss Sharing Agreements”). The loss sharing agreements cover 80% of losses incurred on acquired loans and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate loans and five and eight years, respectively, with respect to loss sharing and loss recoveries on non-residential real estate loans. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the TBOM Loss Sharing Agreement.

1st United received a $38.0 million net discount on the assets acquired. TBOM operated three banking centers in Miami-Dade County, Florida. None of the centers were retained by the Company and the related deposits were serviced from existing 1st United banking centers.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The Company recorded an estimated receivable from the FDIC in the amount of $36.3 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The TBOM Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

          Republic Federal Acquisition

On December 11, 2009, 1st United, entered into a purchase and assumption agreement (the “Republic Agreement”) with the FDIC, as receiver for Republic Federal Bank, National Association (“Republic”), Miami, Florida. According to the terms of the Republic Agreement, 1st United assumed all deposits (except certain brokered deposits) and borrowings, and acquired certain assets of Republic. Assets acquired included loans and cash and investments. All of Republic’s repossessed or foreclosed real estate and substantially all non-performing loans were retained by the FDIC. Republic operated four banking centers in Miami-Dade County, Florida, and had approximately 100 employees. The Company assumed approximately $349.6 million in deposits in this transaction.

All of the Republic loans acquired are covered by two loss sharing agreements (the “Republic Loss Sharing Agreements”) between the FDIC and 1st United, which affords 1st United significant loss protection. Under the Republic Loss Sharing Agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $36 million and 95% of losses in excess of that amount. 1st United received a $34.2 million net discount on the assets acquired. The Republic Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The Company recorded an estimated receivable from the FDIC in the amount of $43.8 million, which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the Republic Loss Sharing Agreements.

Financial Overview

•

Net income for the quarter ended June 30, 2012 was $647,000 compared to net income of $1.1 million for the quarter ended June 30, 2011. Net income was $1.4 million for the six month periods ended June 30, 2012 and $1.4 million for the six month period ended June 30, 2011.

•

Net interest margin was 5.14% for the quarter ended June 30, 2012 compared to 5.35% for the quarter ended June 30, 2011. Net interest margin was 4.95% for the six months ended June 30, 2012 compared to 5.13% for the six month period ended June 30, 2011.

•

During the three and six months ended June 30, 2012, we incurred approximately $1.3 million and $1.8 million, respectively, in personnel, IT and facilities costs and merger reorganization expense that related to the integration of AFI and Old Harbor. During the three and six months ended June 30, 2011, we incurred approximately $340,000 and $910,000, respectively, of merger reorganization expenses related to the integration of TBOM.

•

Non-performing assets at June 30, 2012 represented 3.14% of total assets compared to 4.01% at December 31, 2011. Non-performing assets not covered by the Loss Share Agreements represented 1.68% of total assets at June 30, 2012 compared to 2.39% at December 31, 2011.

•

Securities available for sale decreased by approximately $41.6 million from December 31, 2011 to $160.1 million at June 30, 2012. The decrease was a result of investment maturities and prepayments of $37.9 million and proceeds from sales of $102.5 million resulting in gains on sales of $1.7 million for the six months ended June 30, 2012. These decreases were partially offset by purchases of $60.9 million and the acquisition of $37.7 million in securities from the AFI Merger.

•

Other real estate owned (“OREO”) increased by $13.2 million to $26.7 million at June 30, 2012 from $13.5 million at December 31, 2011. The increase was due to the foreclosure of $17.7 million of loans which was partially offset by OREO sales of $4.6 million. At June 30, 2012, we had $8.5 million of OREO under contract for sale.

•

FDIC loss share receivable was reduced by approximately $14.2 million from $71.9 million at December 31, 2011 to $57.7 million at June 30, 2012. The decrease was due to cash receipts of approximately $11.1 million, a reduction of $3.6 million related to the disposition of acquired loans at above their discounted carrying values, offset by accretion of income on the receivable of $509,000.

•	Deposits increased by $176.7 million from $1.18 billion at December 31, 2011 to $1.36 billion at June 30, 2012 due primarily to the acquisition of $161.0 million in deposits from the merger with AFI.

•

The changes in operating results for the three and six months ended June 30, 2012 when compared to the same period ended June 30, 2011 were substantially the result of the Old Harbor acquisition and the AFI merger.

•

Net loans increased by approximately $65.8 million to $933.8 million at June 30, 2012 resulting from the acquisition of $132.0 million of loans from the AFI merger as well as new loan production which was offset by payoffs and resolutions on acquired loans.

OPERATING RESULTS

For the quarter ended June 30, 2012, we reported a net income of $647,000 compared to a net income of $1.1 million for the quarter ended June 30, 2011.

For the six month periods ended June 30, 2012 and June 30, 2011, we reported net income of $1.4 million and $1.4 million, respectively.

Analysis for Three Month Periods ended June 30, 2012 and 2011

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

Net interest earnings for the three-month periods ended June 30, 2012 and 2011 are reflected in the following table:

	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$985,902	$17,303	7.04%	$804,809	$15,055	7.50%
Investment securities	240,673	1,677	2.79%	123,637	1,056	3.42%
Federal funds sold and securities purchased under resale agreements	152,619	186	0.49%	174,579	191	0.44%
Total interest-earning assets	1,379,194	19,166	5.57%	1,103,025	16,302	5.93%
Non interest-earning assets	230,491			183,657
Allowance for loan losses	(13,007)			(14,082)
Total assets	$1,596,678			$1,272,600

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$161,259	$61	0.15%	$123,432	$54	0.18%
Money market accounts	360,215	460	0.51%	265,214	565	0.85%
Savings accounts	66,386	50	0.30%	40,595	54	0.53%
Certificates of deposit	366,799	902	0.99%	289,977	822	1.14%
Fed funds purchased and repurchase agreements	10,555	3	0.11%	11,843	3	0.10%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	9,603	90	0.30%
Total interest-bearing liabilities	965,214	1,476	0.61%	740,664	1,588	0.86%

Non-interest bearing liabilities
Demand deposit accounts	385,543			316,933
Other liabilities	9,889			5,024
Total non-interest-bearing liabilities	395,432			321,957
Shareholders’ equity	236,032			209,979
Total liabilities and shareholders’ equity	$1,596,678			$1,272,600
Net interest spread		$17,690	4.96%		$14,714	5.07%

Net interest on average earning assets - Margin			5.14%			5.35%

Our net interest income for the three months ended June 30, 2012 was positively impacted by the increase in average earning assets of $276.2 million as compared to the three months ended June 30, 2011 primarily the result of loans and investments acquired in the AFI merger and Old Harbor acquisition. These increases were offset by a reduction in the overall yield earned on investments and loans quarter to quarter. Earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of $4.7 million for the three months ended June 30, 2012 as compared to $4.2 million for the same period in 2011. Included in the $4.7 million of accretion of discount in 2012 was approximately $2.0 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. Included in the $4.2 million of accretion discount in 2011 was approximately $2.1 million related to the disposition of assets above the discounted carrying values.

Net interest income was $17.7 million for the three months ended June 30, 2012, as compared to $14.7 million for the three months ended June 30, 2011, an increase of $3.0 million, or 20.23%. The increase resulted primarily from an increase in average earning assets of $276.2 million or 25.04% primarily due to the AFI merger and Old Harbor acquisition and a reduction of the costs of funds of 25 basis points offset by a decrease in the yield earned on securities quarter over quarter. The net interest margin (i.e., net interest income divided by average earning assets) decreased 21 basis points from 5.35% during the three months ended June 30, 2011 to 5.14% during the three months ended June 30, 2012, mainly the result of lower overall yield earned on the investment and loan portfolios, partially offset by a decrease in the costs of funds. Accretion of $4.7 million on acquired loans added approximately 138 basis points to the quarter ended June 30, 2012 net interest margin. Of the 138 basis points, 59 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. This compares to accretion of loan discount of $4.2 million during the three months ended June 30, 2011, which added approximately 153 basis points to the June 30, 2011 margin. Of the 153 basis points, 76 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. For the three months ended June 30, 2012, average loans represented 61.75% of total average assets and 72.99% of total average deposits and customer repurchase agreements, compared to average loans of 63.24% of total average assets and average loans of 76.80% to total average deposits and customer repurchase agreements at June 30, 2011. Our cost of funds was approximately 25 basis points lower for the three months ended June 30, 2012, as compared to 2011, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended June 30, 2012 and 2011:

	June 30, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,248	$3,223	$(975)
Investment securities	620	845	(225)
Federal funds sold and securities purchased under resale agreements	(4)	(26)	22

Total interest-earning assets	$2,864	$4,042	$(1,178)
Liabilities
Interest-bearing liabilities
NOW accounts	$7	$15	$(8)
Money market accounts	(105)	164	(269)
Savings accounts	(4)	25	(29)
Certificates of deposit	80	199	(119)
Fed funds purchased and repurchase agreements	—	—	—
Other borrowings	(90)	(90)	—

Total interest-bearing liabilities	(112)	313	(425)

Net interest spread	$2,976	$3,729	$(753)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $959,000 to $591,000 for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011. The increase was principally a result of gains on sales of securities during the quarter ended June 30, 2012 of $1.2 million which was partially offset by a greater adjustment to the FDIC receivable.

The adjustment to FDIC indemnification asset during the quarter ended June 30, 2012 represented a $2.0 million expense related to increases in cash flows on assets covered by Loss Share Agreements which reduces the FDIC receivable. This compares to $1.7 million for the quarter ended June 30, 2011. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income on the FDIC loss share receivable for the quarter ended June 30, 2012 and June 30, 2011 was $214,000 and $166,000, respectively.

During the three months ended June 30, 2012, the Company had sales of $72.6 million of available for sale securities for a net gain of $1.2 million as compared to no sales of securities during the three months ended June 30, 2011.

During the three months ended June 30, 2012, the Bank sold $2.3 million in OREO properties with a carrying value of $2.3 million and recorded no losses on the these dispositions as compared to sales of OREO with a carrying value of $1.6 million and recorded no gains or losses for the three months ended June 30, 2011.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $3.0 million, or 26.9%, from $11.2 million for the three months ended June 30, 2011 to $14.2 million for the three months ended June 30, 2012, primarily due to operations acquired as a result of the AFI merger on April 1, 2012 and the acquisition of Old Harbor in October 2011.

The following summarizes the changes in non-interest expense accounts for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Difference
Salaries and employee benefits	$6,238	$5,120	$1,118
Occupancy and equipment	2,020	2,053	(33)
Data processing	937	864	73
Telephone	261	207	54
Stationery and supplies	138	113	25
Amortization of intangibles	182	122	60
Professional fees	426	301	125
Advertising	63	66	(3)
Merger reorganization expense	1,309	340	969
Regulatory assessment	387	418	(31)
OREO expense	392	60	332
Loan expense	682	544	138
Other	1,127	950	177
Total non-interest expense	$14,162	$11,158	$3,004

Salary and employee benefits increased by approximately $1.1 million to $6.2 million for the three months ended June 30, 2012 as compared to $5.1 million for the three months ended June 30, 2011, primarily as a result of employees added from the AFI merger on April 1, 2012 and the acquisition of Old Harbor in October 2011.

Occupancy and equipment decreased slightly by approximately $33,000 to $2.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 of $2.1 million. The Company integrated and closed the four banking centers in May 2011 which were added as part of the TBOM acquisition in 2010. This was offset by the seven banking centers added from the acquisition of Old Harbor in October 2011 and AFI merger in April 2012.

Professional fees increased by $125,000 to $ 426,000 for the three months ended June 30, 2012 due to increased consulting and loan processing expenses as the Company expanded operations through acquisitions.

OREO expense increased by $332,000 for the three months ended June 30, 2012, as compared to $60,000 for the three months ended June 30, 2011. The increase is due to a rise in the number of OREO properties (primarily related to acquisitions) held period over period as well as the write down during the quarter ending June 30, 2012 on two properties of $62,000.

Loan expense increased by $138,000 from $544,000 for the three months ending June 2011 as compared to $682,000 for the three months ending June 2012. The change was primarily due to foreclosure related expenses associated with the increased loss-sharing assets acquired period over period.

Merger reorganization expenses of $1.3 million is comprised of legal and professional costs of $204,000, IT integration and conversion expenses of $247,000, severance costs of $228,000, lease and contract termination costs of $432,000 and other miscellaneous expenses associated with the merger of AFI. The Company integrated the operations of AFI in June 2012 and thus we do not expect additional AFI merger related expenses for the remainder of the year. The $340,000 of merger reorganization expense for the three months ending June 30, 2011 related to TBOM integration expenses.

We recorded $3.1 million in provision for loan losses for the three months ended June 30, 2012, compared to $1.45 million for the three months ended June 30, 2011. The $3.1 million provision for loan losses for the three months ended June 30, 2012 was primarily the result of $6.2 million in charge-offs for the quarter ended June 30, 2012 offset by a reduction in non-performing loans and smaller fluctuations in appraised values on non-performing loans. The $6.2 million in charge-offs was predominately due to the resolution of a $11.4 million loan with an associated charge-off of $5.2 million. The loan was collateralized by 15 gas stations and it was determined that a bulk sale of these assets at below the appraised values was in the best interest of the Company. At March 31, 2012, the Company had provided for $2.5 million of the $5.2 million charge-off. This asset is included in OREO at June 30, 2012 and anticipated to be sold during the third quarter 2012. In addition, the reduction in the general reserve from March 31, 2012 of $227,000 was primarily a result of a decrease in special mention loans since March 31, 2012 of $2.9 million which have a higher allocation of general reserve coupled with the improvement in the historic loss factor associated with construction and land development loans.

We recorded income tax expense of $372,000 for the three months ended June 30, 2012, compared to $674,000 of income tax expense for the three months ended June 30, 2011. The decrease is due to lower pretax income for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Analysis for Six Month Periods ended June 30, 2012 and 2011

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

Net interest earnings for the six month periods ended June 30, 2012 and 2011 are reflected in the following table:

	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$931,057	$31,675	6.82%	$823,058	$28,773	7.05%
Investment securities	224,533	3,004	2.68%	111,482	1,842	3.30%
Federal funds sold and securities purchased under resale agreements	147,226	375	0.51%	154,090	368	0.48%
Total interest-earning assets	1,302,816	35,054	5.40%	1,088,630	30,983	5.74%
Non interest-earning assets	209,564			184,888
Allowance for loan losses	(13,132)			(13,742)
Total assets	$1,499,248			$1,259,776

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$148,094	$117	0.16%	$123,074	$112	0.18%
Money market accounts	334,225	920	0.55%	245,346	1,100	0.90%
Savings accounts	62,803	105	0.34%	40,525	109	0.54%
Certificates of deposit	343,248	1,759	1.03%	308,191	1,805	1.18%
Fed funds purchased and repurchase agreements	10,575	6	0.11%	13,146	9	0.14%
Federal Home Loan Bank advances and other borrowings	276	6	4.36%	9,664	177	3.69%
Total interest-bearing liabilities	899,221	2,913	0.65%	739,946	3,312	0.90%

Non-interest bearing liabilities
Demand deposit accounts	364,496			319,208
Other liabilities	9,667			6,708
Total non-interest-bearing liabilities	374,163			325,916
Shareholders’ equity	225,864			193,914
Total liabilities and shareholders’ equity	$1,499,248			$1,259,776
Net interest spread		$32,141	4.75%		$27,671	4.84%

Net interest on average earning assets - Margin			4.95%			5.13%

Our net interest income for the six months ended June 30, 2012 was positively impacted by the increase in average earning assets of $214.2 million as compared to the six months ended June 30, 2011 primarily the result of loans and investments acquired in the AFI merger and Old Harbor acquisition. These increases were offset by a reduction in the overall yield earned on loans and investments period to period. Earnings for the six months ended June 30, 2012 were also positively impacted by the accretion of discounts related to acquired loans of approximately $8.3 million for the six months ended June 30, 2012 as compared to $6.8 million for the same period in 2011. Included in the $8.3 million of accretion of discount in 2012 was approximately $3.6 million related to the disposition of assets acquired in the FDIC transactions above the discounted carrying value of the asset. Included in the $6.8 million of accretion discount in 2011 was approximately $2.6 million related to the disposition of assets above the discounted carrying values

Net interest income was $32.1 million for the six months ended June 30, 2012, as compared to $27.7 million for the six months ended June 30, 2011, an increase of $4.5 million, or 16.15%. The increase resulted primarily from an increase in average earning assets of $214.2 million or 19.67% primarily due to the AFI merger and the Old Harbor acquisition and a reduction of the costs of funds of 25 basis points offset by a decrease in the yield earned on securities period over period. The net interest margin (i.e., net interest income divided by average earning assets) decreased 18 basis points from 5.13% during the six months ended June 30, 2011 to 4.95%, mainly the result of lower overall yields earned on the loan and investment portfolios, partially offset by a decrease in the costs of funds. Accretion of $8.3 million on acquired loans added approximately 127 basis points to the net interest margin for the six months ended June 30, 2012. Of the 127 basis points, 56 basis points related to the accretion of the disposition of assets acquired above the discounted carrying value. This compares to accretion of loan discount of $6.8 million during the six months ended June 30, 2011, which added approximately 127 basis points to the June 30, 2011 margin. Within the 127 basis points at June 30, 2011, 48 basis points related to the accretion of the disposition of assets acquired above the discounted carrying value. For the six months ended June 30, 2012, average loans represented 62.10% of total average assets and 73.69% of total average deposits and customer repurchase agreements, compared to average loans of 65.33% of total average assets and average loans of 78.42% to total average deposits and customer repurchase agreements at June 30, 2011. Our cost of funds was approximately 25 basis points lower for the six months ended June 30, 2012, as compared to 2011, primarily as a result of lower rates on transaction accounts and in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six months ended June 30, 2012 and 2011:

	June 30, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,902	$3,691	$(789)
Investment securities	1,162	1,569	(407)
Federal funds sold and securities purchased under resale agreements	7	(17)	24

Total interest-earning assets	$4,071	$5,243	$(1,172)
Liabilities
Interest-bearing liabilities
NOW accounts	$5	$21	$(16)
Money market accounts	(180)	324	(504)
Savings accounts	(4)	46	(50)
Certificates of deposit	(46)	193	(239)
Fed funds purchased and repurchase agreements	(3)	(2)	(1)
Other borrowings	(171)	(199)	28

Total interest-bearing liabilities	(399)	383	(782)

Net interest spread	$4,470	$4,860	$(390)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense – Six Month Periods Ended June 30, 2012 and June 30 2011

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $510,000 to $870,000 for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increase was principally a result of gains on the sale of securities of $1.7 million during the six months ended June 30, 2012, as compared to none in the prior year. The gain on the sale of securities was offset by an increase in the adjustment to the FDIC receivable of $1.4 million during the six months ended June 30, 2012, as compared to the prior year.

The adjustment to FDIC indemnification asset during the six months ended June 30, 2012 represented a $3.6 million expense related to increases in cash flows on assets covered by Loss Share Agreements which reduces the FDIC receivable. This compares to $2.1 million for the six months ended June 30, 2011. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income for the six months ended June 30, 2012 and June 30, 2011 was $509,000 and $332,000, respectively.

During the six months ended June 30, 2012, the Company had sales of $102.5 million of available for sale securities for a net gain of $1.7 million as compared to no sales of securities during the six months ended June 30, 2011.

During the six months ended June 30, 2012, the Bank sold $4.6 million in OREO properties with a carrying value of $4.6 million and recorded losses on the dispositions of $25,000 as compared to sales of OREO with a carrying value of $3.8 million for a net loss of $225,000 for the six months ended June 30, 2011.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $4.0 million, or 17.9%, from $22.3 million for the six months ended June 30, 2011 to $26.3 million for the six months ended June 30, 2012, primarily due to operations acquired as a result of the AFI merger in April 2012 and acquisition of Old Harbor in October 2011.

The following summarizes the changes in non-interest expense accounts for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Difference
Salaries and employee benefits	$11,946	$10,362	$1,584
Occupancy and equipment	3,965	4,105	(140)
Data processing	1,815	1,656	159
Telephone	475	438	37
Stationery and supplies	263	201	62
Amortization of intangibles	325	251	74
Professional fees	818	613	205
Advertising	135	100	35
Merger reorganization expense	1,760	910	850
Regulatory assessment	745	874	(129)
OREO expense	763	139	624
Loan Expense	1,249	895	354
Other	2,078	1,803	275
Total non-interest expense	$26,337	$22,347	$3,990

Salary and employee benefits increased by approximately $1.6 million to $11.9 million for the six months ended June 30, 2012 as compared to $10.4 million for the six months ended June 30, 2011, due to the increase in personnel from the merger with AFI in April 2012 and the Old Harbor acquisition in October 2011.

Occupancy and equipment decreased by approximately $140,000 to $4.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 of $4.1 million. The Company integrated and closed four banking centers in May 2011, which were added as part of the TBOM acquisition in 2010. This cost was partially offset by the seven banking centers added from the AFI merger in April 2012 and Old Harbor acquisition in October 2011.

Data processing expenses increased by $159,000 to $1.8 million for the six months ended June 30, 2012, primarily the result of the increase in the number of transactions from acquisitions.

Professional fees increased by $205,000 to $818,000 for the six months ended June 30, 2012 due to an increase in loan related processing expenses and computer consulting expenses as operations continue to expand.

Merger reorganization expenses represent the costs associated with the integration of Old Harbor and the merger and integration of AFI during the six months ending June 30, 2012. The Company integrated the operations of Old Harbor in March 2012 and AFI in June 2012 and does not anticipate further merger reorganization expense related to these acquisitions. The $910,000 of expense for the six months ending June 30, 2011 was the result of the integration of TBOM. Costs include legal and professional, IT integration and conversion, severance and lease termination fees.

Regulatory assessment decreased by $129,000 or 14.76% to $745,000 for the six months ended June 30, 2012, as compared to $874,000 for the six months ended June 30, 2011. The decrease is due to a change in the regulatory assessment methodology period over period.

OREO expense increased by $624,000 for the six months ended June 30, 2012, as compared to $139,000 for the six months ended June 30, 2011. The increase is due to a rise in the number of OREO properties period over period and the write down of properties held within the portfolio by $326,000 to market values during the six months ended June 30, 2012.

Loan expenses include the costs associated with the resolution of legacy as well as loss sharing assets. Loan expenses increased by $354,000 from $895,000 for the six months ended June 30, 2011 to $1.2 million for the six months ended June 30, 2012. The change was primarily due to foreclosure related expenses associated with the increase in loss share assets as a result of the Old Harbor acquisition.

Increases in other non-interest expenses were primarily due to the AFI merger and the acquisition of Old Harbor.

We recorded $4.4 million in provision for loan losses for the six months ended June 30, 2012, compared to $3.4 million for the six months ended June 30, 2011. The $4.4 million provision for loan losses for the six months ended June 30, 2012 was primarily the result of $8.2 million in charge-offs during the period offset with a reduction in classified and non-performing assets and some moderation on changes in the values on the underlying collateral on impaired loans. Of the total charge-offs of $8.2 million, $3.5 of reserves had been provided for at December 31, 2011. During the six months ending June 30, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.2 million charge-off during the six months ended June 30, 2012 on the $11.4 million loan. The sale of the asset is expected to be completed in the third quarter 2012 and the assets are currently held as OREO at June 30, 2012. In addition, the reduction in the general reserve of $730,000 from December 31, 2011 was primarily due to a decrease in special mention loans of $10.8 million since December 31, 2011 which have a higher allocation of general reserve coupled with the improvement in the historic loss factor associated with construction and land development loans.

We recorded income tax expense of $847,000 for the six months ended June 30, 2012, compared to $915,000 of income tax expense for the six months ended June 30, 2011. The decrease is due to lower pretax income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

FINANCIAL CONDITION

At June 30, 2012 our total assets were $1.61 billion and our net loans were $933.8 million or 57.9% of total assets. At December 31, 2011, our total assets were $1.42 billion and our net loans were $868.0 million or 61.1% of total assets. Net loans increased by approximately $65.8 million to $933.8 million at June 30, 2012 due primarily to the acquisition of loans in the AFI merger, new loan production during the six months ending June 30, 2012 offset by payoffs and resolutions on acquired and legacy loans.

At June 30, 2012, the allowance for loan losses was $9.4 million or 0.99% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans.

At June 30, 2012, our total deposits were $1.358 billion, an increase of $176.7 million or 14.95% when compared to December 31, 2011 of $1.182 billion. Non-interest bearing deposits represented 31.74% of total deposits at June 30, 2012 compared to 27.87% at December 31, 2011. The increase was primarily due to the acquisition of deposits associated with the AFI merger.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2012 and December 31, 2011, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84.11% and 84.17%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of June 30, 2012 and December 31, 2011.

Loan Portfolio as of June 30, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	501	$126,772	13.44%	7.86%
HELOCs and equity	327	57,910	6.14%	3.59%

Commercial:
Secured – non-real estate	651	122,255	12.96%	7.58%
Secured – real estate	83	45,205	4.79%	2.80%
Unsecured	52	14,976	1.59%	0.93%

Commercial Real Estate:
Owner occupied	232	189,880	20.14%	11.77%
Non-owner occupied	274	276,238	29.29%	17.12%
Multi-family	82	41,383	4.39%	2.56%

Construction and Land Development:
Construction	6	9,679	1.03%	0.60%
Improved land	39	25,146	2.67%	1.56%
Unimproved land	29	20,943	2.22%	1.30%

Consumer and other	216	12,633	1.34%	0.78%

Total June 30, 2012	2,492	$943,020	100.0%	58.45%

Loan Portfolio as of December 31, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	540	$140,128	15.91%	9.86%
HELOCs and equity	334	56,552	6.42%	3.98%

Commercial:
Secured – non-real estate	573	116,886	13.27%	8.22%
Secured – real estate	88	44,716	5.08%	3.15%
Unsecured	39	10,424	1.18%	0.73%

Commercial Real Estate:
Owner occupied	202	173,505	19.70%	12.21%
Non-owner occupied	243	241,902	27.46%	17.02%
Multi-family	96	40,445	4.59%	2.85%

Construction and Land Development:
Construction	7	8,173	0.93%	0.58%
Improved land	34	18,447	2.09%	1.30%
Unimproved land	27	17,516	1.99%	1.23%

Consumer and other	224	12,083	1.38%	0.85%

Total December 31, 2011	2,407	$880,777	100.00%	61.98%

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$2,061	0.22%	$3,135	0.36%
Residential spec	—	—%	1,492	0.17%
Commercial	7,618	0.81%	263	0.03%
Commercial spec	—	—%	3,283	0.37%
Land Development
Residential	6,931	0.73%	1,918	0.22%
Residential spec	12,502	1.32%	19,136	2.17%
Commercial	11,944	1.27%	1,048	0.12%
Commercial spec	14,712	1.56%	13,861	1.57%

Total	$55,768	5.91%	$44,136	5.01%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of June 30, 2012, and December 31, 2011, which are performing in accordance with their modification agreements.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Residential real estate	$465	$2,306
Commercial real estate	14,170	11,394
Construction and land development	2,516	6,013
Commercial	2,322	2,124

Total	$19,473	$21,837

At June 30, 2012, there were eight loans that were troubled debt restructured loans with a carrying amount of $6.2 million and specific reserves of $532,000 that were non-accrual and included in non-accrual loans. There were five loans which were troubled debt restructured loans with a carrying amount of $7.1 million and specific reserves of $684,000 that were non-accrual and included in non-accrual loans at December 31, 2011. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.98% and 4.63% at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, we had $4.7 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended June 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $244,000 and $552,000, respectively. During the six months ended June 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $758,000 and $1.1 million, respectively.

Our non-performing and troubled debt restructuring assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$2,302	$3,698	$6,000	$5,103	$4,622	$9,725
Home equity lines	950	66	1,016	644	323	967
Commercial real estate	4,776	6,059	10,835	13,038	5,612	18,650
Construction and land development	3,738	214	3,952	264	167	431
Commercial	967	1,120	2,087	11,812	1,241	13,053
Other	31	—	31	3	—	3
Total	$12,764	$11,157	$23,921	$30,864	$11,965	$42,829

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	647	—	647
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$—	$—	$—	$647	$—	$647

Total non-accruing loans	$12,764	$11,157	$23,921	$30,864	$11,965	$42,829
Accruing => 90 days past due	—	—	—	647	—	647
Foreclosed real estate	14,354	12,395	26,749	2,454	11,058	13,512
Total non-performing assets	27,118	23,552	50,670	33,965	23,023	56,988
Trouble debt restructured loans	19,417	56	19,473	21,781	56	21,837
Total non-performing assets and troubled debt restructured loans	$46,535	$23,608	$70,143	$55,746	$23,079	$78,825

Ratios
Total non-accruing and accruing => 90 days past due to total loans	1.35%	1.18%	2.54%	3.58%	1.36%	4.94%
Total non-performing assets to total assets	1.68%	1.46%	3.14%	2.39%	1.62%	4.01%
Total non-performing assets and troubled debt restructured loans to total assets	2.88%	1.46%	4.35%	3.92%	1.62%	5.55%

Included in non-accrual loans are purchase credit impaired loans of $6.9 million that are subject to loss share agreements in which cash flows could not be reasonably estimated. Of the non-performing assets and performing troubled debt restructured loans at June 30, 2012, $23.6 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the loss share agreements as compared to $23.1 million at December 31, 2011. These assets were initially recorded at fair value and as such we do not expect to incur any additional future losses on these assets.

At June 30, 2012, we had approximately $8.5 million of other real estate owned approved for sale and pending closing for which no additional losses are expected. Of these pending sales, $7.8 million are assets not covered under Loss Share Agreements and $700,000 are assets covered under Loss Share Agreements.

Since December 31, 2011, for non-performing assets not subject to Loss Share Agreements, we had approximately $8.1 million in non-accrual loans which were charged off, $16.5 million were paid off or transferred to OREO and approximately $6.5 million were added to non-accrual and no loans were returned to accrual status during the period.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$414	$—	$—	$—	$3,764	$3,252	$4,178	$3,252
Commercial	390	43	—	308	1,120	967	1,510	1,318
Commercial Real Estate	296	423	—	—	6,059	4,776	6,355	5,199
Construction and Land Development	—	—	—	—	214	3,738	214	3,738
Consumer and other	—	1	—	—	—	31	—	32
Total June 30, 2012	$1,100	$467	$—	$308	$11,157	$12,764	$12,257	$13,539

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,864	$402	$—	$—	$4,945	$5,747	$6,809	$6,149
Commercial	666	479	—	146	1,241	11,812	1,907	12,437
Commercial Real Estate	356	272	—	318	5,612	13,685	5,968	14,275
Construction and Land Development	—	—	—	—	167	264	167	264
Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

Past due loans subject to Loss Share Agreements decreased by $2.6 million from $14.9 million at December 31, 2011 to $12.3 million at June 30, 2012. Past due loans not subject to loss share agreements decreased by $19.6 from $33.1 million at December 31, 2011 to $13.5 million at June 30, 2012. The decrease in non-accruals loans not covered under Loss Share Agreements of $18.7 million was primarily due to transfers to other real estate on foreclosed loans and charge-offs during the six month period ending June 30, 2012. Further there were decreases in loans accruing 30 to 59 days past due of $2.5 million and loans accruing 60 to 89 days past due of $156,000 between December 31, 2011 and June 30, 2012. These decreases were due to continued resolution of past due loans by the Company.

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

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2012 and December 31, 2011.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
June 30, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$489	$88	$2,224	$131	$1,329	$1,365
Commercial	—	—	1,893	396	—	1,585
Commercial Real Estate	1,527	61	7,619	1,060	2,761	9,496
Construction and Land Development	—	—	2,780	1,096	—	3,474
Consumer and other	—	—	—	—	—	—
Total June 30, 2012	$2,016	$149	$14,516	$2,683	$4,090	$15,920

	Recorded Investment in Impaired Loans
December 31, 2011	With Allowance				With No Allowance
	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$810	$165	$1,992	$23	$423	$6,006
Commercial	—	—	2,396	1,719	—	11,540
Commercial Real Estate	995	124	13,650	2,439	1,616	8,565
Construction and Land Development	—	—	2,516	892	—	3,761
Consumer and other	—	—	—	—	—	—
Total December 31, 2011	$1,805	$289	$20,554	$5,073	$2,039	$29,872

Overall impaired loans decreased by $17.7 million from $54.3 million at December 31, 2011 to $36.5 million at June 30, 2012. Impaired loans subject to loss share agreements increased by $2.3 million as we continue to evaluate acquired credits. Impaired loans not subject to loss share agreements decreased by $20.0 million from December 31, 2011 to June 30, 2012 primarily due to transfers of foreclosed loans to other real estate and charge-offs during the period.

Allowance for Loan Losses

At June 30, 2012, the allowance for loan losses was $9.4 million or 0.99% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans. The overall reduction in the allowance for loan losses at June 30, 2012 as compared to December 31, 2011 was approximately $3.5 million. The majority of the decrease relates to the resolution of impaired loans with specific reserves at December 31, 2011 as compared to June 30, 2012. At December 31, 2011, we had $20.6 million of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $5.1 million, as compared to June 30, 2012 of $14.5 million of impaired loans not covered by Loss Share Agreements with an allocated allowance of $2.7 million. Charge-offs for the six months ended June 30, 2012 were

$8.2 million of which $3.5 million was provided for as of December 31, 2011. Approximately $5.2 million of charge-offs related to the resolution of 1st United’s largest non-performing asset which had a loan balance of $11.4 million at December 31, 2011. The loan was collateralized with 15 gas station properties and during the quarter management determined it was in the best interest of the Company to sell the assets in bulk, though below its most current appraised values, and enter into a sale agreement. At June 30, 2012, this asset was included in OREO at $5.8 million and is anticipated to close early in the third quarter with no additional loss. In addition, overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $25.6 million (or 27%) from December 31, 2011 to June 30, 2012 which had a positive impact on the allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses as of both June 30, 2012 and December 31, 2011.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals is reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at June 30, 2012 and December 31, 2011:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
June 30, 2012
Residential Real Estate	$184,682	$95,095	$2,833	$3,764	$70,152	$7,562	$5,276
Commercial	182,436	37,218	422	1,119	131,908	7,180	4,589
Commercial Real Estate	507,501	196,302	10,670	6,059	256,636	22,319	15,515
Construction and Land Development:	55,768	10,758	219	214	37,126	745	6,706
Consumer and other	12,633	818	—	—	11,543	120	152
Total June 30, 2012	$943,020	$340,191	$14,144	$11,156	$507,365	$37,926	$32,238

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate	$196,680	$104,207	$1,363	$4,945	$65,930	$11,016	$9,219
Commercial	172,026	43,940	999	1,241	103,800	7,823	14,223
Commercial Real Estate	455,852	209,965	16,659	5,612	178,317	23,489	21,810
Construction and Land Development:	44,136	15,911	222	167	19,820	1,290	6,726
Consumer and other	12,083	1,069	—	—	10,877	5	132
Total December 31, 2011	$880,777	$375,092	$19,243	$11,965	$378,744	$43,623	$52,110

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

Substandard loans totaled $43.4 million at June 30, 2012 (of which $11.2 million were subject to the Loss Share Agreements) and $64.1 million at December 31, 2011 (of which $12.0 million were subject to the Loss Share Agreements). The decrease of $20.7 million since December 31, 2011 was primarily due to the resolution of loans not covered under Loss Share Agreements of $19.9 million through sale, charge-offs or foreclosure and transfer to OREO during the period. There was a reduction of $809,000 in the total substandard loans not covered under Loss Share Agreements period over period. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at June 30, 2012, we had $36.5 million (or 3.9% of total loans) loans classified as impaired. This compares to $54.3 million or 6.2% of total loans at December 31, 2011. The decrease was primarily due to the resolution of loans during the quarter. At June 30, 2012 and December 31, 2011, the specific credit allocation included in the allowance for loan losses for loans impaired were approximately $2.8 million and $5.4 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At June 30, 2012, we had $52.1 million (5.5% of outstanding loans), which included $14.1 million in loans subject to Loss Share Agreements, which compares to $62.9 million (7.14% of outstanding loans) of which $19.2 million were subject to Loss Share Agreements, at December 31, 2011. Special mention loans not subject to Loss Share Agreements were $37.9 million at June 30, 2011, a decrease of $5.7 million from December 31, 2011. The decrease is attributable to resolution of loans and ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the three and six months ended June 30, 2012, we recorded $3.1 million and $4.4 million in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans and a moderation of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended June 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366
Provisions for loan losses	3,335	(66)	452	(590)	(31)	3,100
Loans charged off	(5,151)	(357)	(682)	—	—	(6,190)
Recoveries	9	2	69	—	—	80
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

Activity in the allowance for loan losses for the three months ended June 30, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2011	$3,412	$4,088	$4,206	$2,287	$39	$14,032
Provisions for loan losses	234	(342)	569	989	—	1,450
Loans charged off	(705)	(575)	(301)	(666)	—	(2,247)
Recoveries	7	9	22	—	—	38
Ending Balance, June 30, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273

Activity in the allowance for loan losses for the six months ended June 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,827	(6)	411	(751)	(81)	4,400
Loans charged off	(5,182)	(641)	(2,379)	—	—	(8,202)
Recoveries	30	114	106	22	50	322
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

The change in the provision related to construction and land development is due to the improvement in historical loss factors over previous periods. In addition, though the overall balance in loans held as construction and land development increased from December 2011 to June 2012 by $11.6 million, the increase was primarily due to the acquisition of loans from AFI of $15.1 million which was partially offset by resolutions and payments of $3.5 million.

Activity in the allowance for loan losses for the six months ended June 30, 2011 was as follows:

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

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of June 30, 2012 and December 31, 2011:

As of June 30, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$396	$219	$1,121	$1,096	$—	$2,832
Purchase credit impaired loans	119	110	203	—	—	432
Total specific reserves	515	329	1,324	1,096	—	3,264
General reserves	2,271	1,083	2,116	584	38	6,092
Total	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Total Loans	$182,436	$184,682	$507,501	$55,768	$12,633	$943,020
Allowance as percent of loans per category as of June 30, 2012	1.53%	0.76%	0.68%	3.01%	0.30%	0.99%

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Total Loans	$172,026	$196,680	$455,852	$44,136	$12,083	$880,777
Allowance as percent of loans per category as of December 31, 2011	1.81%	0.99%	1.16%	5.46%	0.57%	1.46%

The general reserve as a percentage of loans collectively evaluated for impairment was .75% at June 30, 2012 which compares to .95% at December 31, 2011. Excluding the loans acquired as a result of the AFI merger on April 1, 2012, which as of June 30, 2012 do not have a general reserve allocated, the general reserve as a percentage of loans collectively evaluated for impairment would be .88%. The 7 basis point decrease in this general reserve ratio as compared to December 31, 2011 was primarily a result of a decrease of 17% ($10.8 million) in special mention loans from December 31, 2011 to June 30, 2012 which have a higher allocation of general reserve.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At June 30, 2012, we had $26.7 million of OREO property, of which $6.7 million was a result of the Old Harbor acquisition, $3.7 million was a result of the TBOM acquisition and $2.0 million as a result of the Republic acquisition and all are covered by their respective loss share agreements. At December 31, 2011, we had $13.5 million of OREO property, of which $11.1 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective loss share agreements.

The following is a summary of other real estate owned as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$10,854	$8,370	$19,224	$1,922	$8,067	$9,989
Residential real estate	3,500	4,025	7,525	532	2,991	3,523
Total	$14,354	$12,395	$26,749	$2,454	$11,058	$13,512

At June 30, 2012, we had $8.5 million of OREO under contract for sale, of which $7.8 million is not covered by loss share agreements.

Investment Securities

We manage our securities available for sale portfolio, which represented 17.45% of our average earning asset base for the three months ended June 30, 2012, as compared to 12.99% at year ended December 31, 2011, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to loss share agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the six months ended June 30, 2012, the Company received cash of $11.1 million from the FDIC, recorded an adjustment of $3.6 million related to the disposal of covered assets at amounts above their carrying value and recorded discount accretion of $509,000.

Deposits

Total deposits increased by $176.7 million from December 31, 2011 to total deposits of $1.358 billion at June 30, 2012, due to deposits acquired in the AFI merger. At June 30, 2012, non-interest bearing deposits represented approximately 31.74% of deposits compared to 27.87% at December 31, 2011. Included in the June 30, 2012 deposit balances is approximately $38 million in noninterest bearing account balances which is anticipated to be withdrawn in the third quarter of 2012. The Bank had no brokered deposits at June 30, 2012. However, the Bank does participate in the CDARS program (reciprocal) with balances of $20.3 million at June 30, 2012.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2012, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 21.84%, a Tier 1 risk-based capital ratio of 20.69%, and a Tier 1 leverage ratio of 10.91%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents 1st United Bancorp’s and 1st United Bank’s regulatory capital ratios as of June 30, 2012 and December 31, 2011:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of June 30, 2012
Total Capital to risk-weighted assets Consolidated	$176,385	21.84%	$64,597	8.00%	$80,747	10.00%
1st United	159,275	19.90%	64,023	8.00%	80,029	10.00%
Tier I capital to risk-weighted assets Consolidated	167,029	20.69%	32,299	4.00%	48,448	6.00%
1st United	150,103	18.76%	32,012	4.00%	48,017	6.00%
Tier I capital to total average assets Consolidated	167,029	10.91%	61,224	4.00%	76,530	5.00%
1st United	150,103	9.82%	61,111	4.00%	76,389	5.00%

As of December 31, 2011
Total Capital to risk-weighted assets Consolidated	$165,832	25.23%	$52,582	8.00%	$65,728	10.00%
1st United	130,011	19.94%	52,157	8.00%	65,196	10.00%
Tier I capital to risk-weighted assets Consolidated	157,559	23.97%	26,291	4.00%	39,437	6.00%
1st United	121,810	18.68%	26,079	4.00%	39,118	6.00%
Tier I capital to total average assets Consolidated	157,559	11.79%	53,466	4.00%	66,833	5.00%
1st United	121,810	9.15%	53,258	4.00%	66,573	5.00%

Bancorp has an effective shelf registration statement, which may be drawn from time to time when additional capital is required.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At June 30, 2012, we had approximately $460.8 million in cash and cash equivalents and securities, of which $17.5 million of securities, at fair value, were pledged.

At June 30, 2012, we had no short-term or long-term borrowings. At June 30, 2012, we had commitments to originate loans totaling $15.8 million and commitments of $88.4 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2012 total $251.2 million, and loans maturing in the next twelve months total approximately $215.1 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2012, we had short-term lines available from correspondent banks totaling $54.0 million, FRB discount window availability of $37.8 million, and borrowing capacity from the FHLB of $34.7 million based on collateral pledged, for a total credit available of $126.5 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $381.3 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2012, we had $15.8 million in commitments to originate loans, $88.4 million in unused lines of credit and $5.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The general component considers the actual historical charge-offs over a rolling three year period by portfolio segment. The actual historical charge-off ratio is adjusted for qualitative factors including delinquency trends, loss and recovery trends, classified asset trends, non-accrual trends, economic and business conditions and other external factors by portfolio segment of loans.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, TBOM on December 17, 2010, Old Harbor on October 21, 2011 and AFI on April 1, 2012. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2011, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statements and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. A valuation allowance is provided against deferred tax assets which are not likely to be realized.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the Loss Share Agreements which were booked as of the acquisition dates of Republic, TBOM, and Old Harbor. The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on loans and other real estate owned (“Covered Assets”) acquired as a result of these acquisitions. The range of discount rates on the FDIC Loss Share Receivable was 2.12% to 3.97%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC loss share receivable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as non-interest-bearing deposits and shareholders’ equity.

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

	As of June 30, 2012
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	16%	(13)%
Up 200 basis points	10%	(8)%
Up 100 basis points	4%	(4)%
Base
Down 100 basis points	(3)%	8%
Down 200 basis points	(8)%	17%
Down 300 basis points	(12)%	27%

We had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.96%.

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

ITEM 5. OTHER INFORMATION

On July 23, 2012, we announced via press release our financial results for the three and six month periods ended June 30, 2012. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 23, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

Date: July 23, 2012	By:/s/John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Press release to announce earnings, dated July 23, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document