Form 10-Q
period 2012-09-30
1st United Bancorp, Inc.
filed 2012-10-22
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2012
Common stock, $.01 par value	34,070,270

1st UNITED BANCORP, INC.
September 30, 2012
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the FDIC loss share receivable;

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;

•	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;

•	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;

•	the frequency and magnitude of foreclosure of our loans;

•	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;

•	our customers’ willingness to make timely payments on their loans;

•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

•	changes in the securities and real estate markets;

•	changes in monetary and fiscal policies of the U.S. Government;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	our need and our ability to incur additional debt or equity financing;

•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

•	technological changes;

•	negative publicity and the impact on our reputation;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the limited trading activity of our common stock;

•	the concentration of ownership of our common stock;

•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 30, 2012	December 31, 2011 (as adjusted)

ASSETS
Cash and due from financial institutions	$197,101	$164,724
Federal funds sold	296	700
Cash and cash equivalents	197,397	165,424
Securities available for sale	223,332	201,722
Loans held for sale	582	100
Loans, net of allowance of $9,358 and $12,836 at September 30, 2012 and December 31, 2011	921,644	866,431
Nonmarketable equity securities	8,625	11,207
Premises and equipment, net	18,168	12,383
Other real estate owned	17,768	13,462
Company-owned life insurance	20,936	5,093
FDIC loss share receivable	51,792	72,795
Goodwill	58,703	52,927
Core deposit intangible	3,446	3,260
Accrued interest receivable and other assets	22,559	16,683
Total assets	$1,544,952	$1,421,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$395,231	$329,283
Interest bearing	893,888	852,425
Total deposits	1,289,119	1,181,708
Federal funds purchased and repurchase agreements	10,076	8,746
Federal Home Loan Bank advances	—	5,000
Accrued interest payable and other liabilities	6,433	10,682
Total liabilities	1,305,628	1,206,136
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,070,270 and 30,569,032 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	341	307
Additional paid-in capital	237,761	217,800
Accumulated deficit	(2,318)	(5,319)
Accumulated other comprehensive income	3,540	2,563
Total shareholders’ equity	239,324	215,351
Total liabilities and shareholders’ equity	$1,544,952	$1,421,487

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$17,933	$12,205	$49,608	$40,977
Securities available for sale	1,032	1,197	4,036	3,040
Federal funds sold and other	218	188	593	557
	19,183	13,590	54,237	44,574
Total interest income
Interest expense:
Deposits	1,274	1,359	4,175	4,485
Federal funds purchased and repurchase agreements	3	3	9	13
Federal Home Loan Bank and Federal Reserve Bank borrowings	—	59	7	171
Other borrowings	—	31	—	95

Total interest expense	1,277	1,452	4,191	4,764

Net interest income	17,906	12,138	50,046	39,810
Provision for loan losses	1,050	1,450	5,450	4,800

Net interest income after provision for loan losses	16,856	10,688	44,596	35,010
Non-interest income:
Service charges and fees on deposit accounts	883	898	2,594	2,688
Net gains (losses) on sales of other real estate owned	1,020	(29)	2,974	(254)
Net gains on sales of securities	—	—	1,673	—
Net gains on sales of loans held for sale	15	15	81	28
Increase in cash surrender value of Company owned life insurance	155	36	343	110
Adjustment to FDIC loss share receivable	(4,150)	(205)	(9,268)	(1,955)
Other	208	196	605	654
Total non-interest income	(1,869)	911	(998)	1,271

Non-interest expense:
Salaries and employee benefits	6,157	4,675	18,104	15,037
Occupancy and equipment	2,057	1,758	6,022	5,863
Data processing	974	790	2,790	2,446
Telephone	244	176	719	614
Stationery and supplies	123	79	386	280
Amortization of intangibles	181	122	506	373
Professional fees	359	240	1,177	853
Advertising	67	82	201	182
Merger reorganization expense	24	—	1,784	910
Regulatory assessment	382	186	1,127	1,059
Other real estate owned expense	206	98	968	236
Loan expense	548	449	1,797	1,344
Other	1,131	712	3,209	2,518
Total non-interest expense	12,453	9,367	38,790	31,715

Income before taxes	2,534	2,232	4,808	4,566
Income tax expense	960	836	1,807	1,750
Net income	$1,574	$1,396	$3,001	$2,816

Basic earnings per common share	$0.05	$0.05	$0.09	$0.10
Diluted earnings per common share	$0.05	$0.05	$0.09	$0.10

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,574	$1,396	$3,001	$2,816
Other comprehensive income:
Unrealized gains on securities available for sale	1,944	1,472	1,562	3,197
Income tax benefit	(731)	(554)	(585)	(1,203)
Other comprehensive income	1,213	918	977	1,994
Comprehensive income	$2,787	$2,314	$3,978	$4,810

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	24,793,089	$248	$181,697	$(8,989)	$532	$173,488
Comprehensive income:
Net income	—	—	—	2,816	—	2,816
Other comprehensive income	—	—	—	—	1,994	1,994
Stock-based compensation expense		—	817	—	—	817
Restricted stock grants	14,514	—	—	—	—
Issuance of common stock, net of cost of $2,343	5,750,000	58	35,032	—	—	35,090
Balance at September 30, 2011	30,557,603	$306	$217,546	$(6,173)	$2,526	$214,205

Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Comprehensive income:
Net income	—	—	—	3,001	—	3,001
Other comprehensive income	—	—	—	—	977	977
Stock-based compensation expense	—	—	930	—	—	930
Restricted stock grants	360,884	3	(3)	—	—	—
Issuance of common stock, net of costs of $61	3,140,354	31	19,034	—	—	19,065
Balance at September 30, 2012	34,070,270	$341	237,761	$(2,318)	$3,540	$239,324

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	2012	2011
Cash flows from operating activities
Net income	$3,001	$2,816
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,450	4,800
Depreciation and amortization	2,485	1,960
Net accretion of purchase accounting adjustments	(13,775)	(6,784)
Net amortization of securities	1,806	729
Adjustment to FDIC receivable	9,268	1,955
Increase in cash surrender value of company-owned life insurance	(343)	(110)
Stock-based compensation expense	930	817
Net (gains) on sales of securities	(1,673)	—
Net (gains) losses on other real estate owned	(2,974)	254
Net loss on premises and equipment	5	23
Net gain on sale of loans held for sale	(81)	(28)
Write-down of other real estate owned	340	—
Loans originated for sale	(4,905)	(1,942)
Proceeds from sale of loans held for sale	4,504	6,538
Net change in:
Deferred loan fees	6	(164)
Accrued interest receivable and other assets	2,766	(1,371)
Accrued interest payable and other liabilities	(5,600)	(254)
Net cash provided by operating activities	1,210	9,239
Cash flows from investing activities
Proceeds from sales of securities	102,521	—
Proceeds from security maturities calls and prepayments	53,843	21,810
Purchases of securities	(138,803)	(105,569)
Loan originations and payments, net	60,399	86,140
Cash received from FDIC loss sharing agreements	11,735	13,881
Redemption (purchase) of nonmarketable equity securities, net	3,078	6,194
Purchase of Company owned life insurance	(15,500)	—
Cash paid in connection with merger	(11,211)	—
Proceeds from the sale of other real estate owned	23,208	4,268
Additions to premises and equipment, net	(1,609)	(1,981)
Net cash provided by investing activities	87,661	24,743

Cash flows from financing activities
Net change in deposits	(53,228)	(59,494)
Net change in federal funds purchased and repurchase agreements	1,330	(2,275)
Net change in Federal Home Loan Bank advance	(5,000)	—
Net change in other borrowings	—	(375)
Issuance of common stock net of expense	—	35,090
Net cash provided by (used in) financing activities	(56,898)	(27,054)

Net change in cash and cash equivalents	31,973	6,928
Beginning cash and cash equivalents	165,424	119,752

Ending cash and cash equivalents	$197,397	$126,680
Supplemental cash flow information:
Interest paid	$4,235	$5,033
Taxes paid	357	—
Transfer of loans to other real estate owned	24,353	5,722

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County; four offices in Broward County; four offices in Miami-Dade County; one office each in the cities of Vero Beach, Sebastian and Barefoot Bay; four offices in Pinellas County; and one office each in Pasco, Orange and Hillsborough counties. 1st United’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, and commercial and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At September 30, 2012, EEL held $2,414 in performing loans and $1,641in non-performing loans.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted stock. Earnings per common share is restated for all stock splits and stock dividends through the date of issue of the consolidated financial statements.

Stock options to acquire 2,590,790 and 3,574,476, respectively, shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2012 and 2011 because consideration of those instruments would be antidilutive. Stock options to acquire 3,990,788 and 3,574,476, respectively, shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2012 and 2011 because consideration of those instruments would be antidilutive.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the Federal Deposit Insurance Corporation (“FDIC”) related to the loss share agreements which were booked as of the acquisition dates of Republic Federal Bank, N.A. (“Republic”),The Bank of Miami, N.A. (“TBOM”) and Old Harbor Bank of Florida (“Old Harbor”). The receivable represents the discounted value of the FDIC’s reimbursable portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM, Republic and Old Harbor acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses at September 30, 2012.

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

NOTE 2 – ACQUISITIONS

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (Anderen Financial, Inc. and Anderen Bank are subsequently referred to herein collectively as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the AFI per share consideration was $7.73 calculated per the Merger Agreement. The total value of the consideration paid to AFI shareholders was $38,250 which consisted of approximately $19,125 in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19,065, net of $61 of costs. The Company recorded goodwill of $5,775 as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired was $5,895, primarily related to loss carry forwards. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company uses third party valuations to determine the fair value of the core deposit intangible, securities, fixed assets and deposits. The fair value of other real estate owned was based on recent appraisals of the properties. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values become available through the measurement period. Specifically, information related to the fair value over loans and other real estate owned is preliminary and may change as new information becomes available.

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

	April 1, 2012 (as initially reported)	Preliminary Measurement Period Adjustments	April 1, 2012 (As adjusted)

Cash	$1,444	$—	$1,444
Federal Funds sold	6,500	—	6,500
Securities available for sale	37,742	—	37,742
Federal Home Loan Bank stock	496	—	496
Loans	131,986	—	131,986
Other real estate owned	527	—	527
Core deposit intangible	692	—	692
Fixed assets	5,595	—	5,595
Other assets	10,911	(204)	10,707
TOTAL ASSETS ACQUIRED	$195,893	$(204)	$195,689

Deposits	$160,979	$—	$160,979
Other	2,124	111	2,235
TOTAL LIABILITIES ASSUMED	$163,103	$111	$163,214

Excess of assets acquired over liabilities assumed	$32,790	$315	$32,475
Purchase price	38,250	—	38,250
Goodwill	$5,460	$315	$5,775

The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of the beginning of the comparable prior annual reporting period presented. There was no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2012(1)	2011	2012	2011
Net interest and other income	$16,037	$16,711	$51,694	$48,068

Net income	1,574	1,703	3,119	3,947

Basic earnings per share	0.05	0.05	0.09	0.12

Diluted earnings per share	0.05	0.05	0.09	0.12

(1) As the merger was effective April 1, 2012, there were no proforma adjustments to the quarter ending September 30, 2012.

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

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair values. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. Specifically, additional information related to the fair value over loans, other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. Valuation and purchase price allocation adjustments are reflected below:

	October 21, 2011 (as reported)	Measurement Period Adjustments	October 21, 2011 (as adjusted)

Cash	$24,737	$—	$24,737
Securities available for sale	30,975	—	30,975
Federal Home Loan Bank stock	392	—	392
Loans	116,661	(1,613)	115,048
Other real estate owned	2,269	—	2,269
Core deposit intangible	485	—	485
FDIC loss share receivable	18,135	895	19,030
Accrued interest receivable and other assets	997	—	997
TOTAL ASSETS ACQUIRED	$194,651	$(718)	$193,933

Deposits	$209,617	$—	$209,617
Other	1,091	240	1,331
TOTAL LIABILITIES ASSUMED	$210,708	$240	$210,948

Excess of assets acquired over liabilities assumed	$16,057	$958	$17,015
Cash Received from the FDIC	9,096	—	9,096
Goodwill	$6,961	$958	$7,919

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

The Bank of Miami, N.A. Acquisition

On December 17, 2010, the Company, through its banking subsidiary, entered into a purchase and assumption agreement with the FDIC, as receiver for TBOM. Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements. The loss sharing agreements cover 80% of losses incurred on acquired loan and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate and five years with respect to losses on non-residential real estate and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the loss sharing agreements with the FDIC.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. agency residential	$—	$—	$—	$—
Residential collateralized mortgage obligations	4,928	28	—	4,956
Residential mortgage-backed	212,730	5,646	—	218,376
	$217,658	5,674	—	223,332
December 31, 2011
U.S. agency residential	$—	$—	$—	$—
Residential collateralized mortgage obligations	7,657	100	—	7,757
Residential mortgage-backed	189,953	4,023	(11)	193,965
	$197,610	$4,123	$(11)	$201,722

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at September 30, 2012 and December 31, 2011 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
Residential mortgage-backed and residential collateralized mortgage obligations	217,658	223,332
	$217,658	$223,332

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Securities as of September 30, 2012 and December 31, 2011 with a fair value of $21,154 and $23,343, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and nine months ended September 30, 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds from sale	$—	$—	$102,521	$—
Gross gain	—	—	1,673	—
Gross (loss)	—	—	—	—
Net gains (losses) on sales of securities	$—	$—	$1,673	$—

Gross unrealized losses at September 30, 2012 and December 31, 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential mortgage-backed	11	—	14	—	25	—
	$11	$—	$14	$—	$25	$—
December 31, 2011
U.S. agency residential	$—	$—	$—	$—	$—	$—
Residential collateral mortgage obligations	—	—	—	—	—	—
Residential Mortgage-backed	7,487	(11)	14	—	7,501	(11)
	$7,487	$(11)	$14	$—	$7,501	$(11)

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

At September 30, 2012 and December 31, 2011, there were 2 and 7, respectively, residential mortgage-backed securities with unrealized losses. At September 30, 2012 and December 31, 2011, securities with unrealized losses had depreciated 1.38% and 0.15%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at September 30, 2012 and December 31, 2011 were deemed to be temporary.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS

Loans at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$39,654	$140,155	$179,809	$44,792	$125,846	$170,638
Real estate:
Residential	96,679	79,648	176,327	110,536	86,165	196,701
Commercial	204,783	305,642	510,425	232,160	223,616	455,776
Construction and land development	8,327	43,720	52,047	16,180	27,836	44,016
Consumer and other	814	11,429	12,243	1,069	11,014	12,083
	$350,257	$580,594	930,851	$404,737	$474,477	879,214
Add (deduct):
Unearned income and net deferred loan (fees) costs			151			53
Allowance for loan losses			(9,358)			(12,836)
			$921,644			$866,431

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development and consumer and other. The Company’s business activity is concentrated with customers located in Palm Beach, Broward, Miami-Dade, Pinellas, Pasco, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

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

Commercial loans consist of small- to medium-sized businesses including professional associations, medical services, condominium and property owner associations, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets although such loans may be uncollateralized but guaranteed.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

Consumer and other loans include second mortgage loans, home equity loans secured by junior and senior liens on residential real estate and home improvement loans. These loans are originated based primarily on credit scores, debt-to-income ratios and loan-to-value ratios.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Provisions for loan losses	113	510	655	(238)	10	1,050
Loans charged off	(239)	(351)	(526)	—	—	(1,116)
Recoveries	4	61	1	2	—	68
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,940	504	1,065	(988)	(71)	5,450
Loans charged off	(5,421)	(992)	(2,905)	—	—	(9,318)
Recoveries	34	175	108	23	50	390
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273
Provisions for loan losses	(692)	3	1,482	143	514	1,450
Loans charged off	(45)	(1,054)	(2)	(496)	—	(1,597)
Recoveries	—	1	—	1	3	5
Ending Balance, September 30, 2011	$2,211	$2,130	$5,976	$2,258	$556	$13,131

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	(731)	865	2,642	1,491	533	4,800
Loans charged off	(948)	(1,769)	(843)	(1,162)	(132)	(4,854)
Recoveries	58	8	32	34	3	135
Ending Balance, September 30, 2011	$2,211	$2,130	$5,976	$2,258	$556	$13,131

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

          Allowance for Loan Losses Allocation

As of September 30, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$323	$392	$1,027	$1,021	$—	$2,763
Purchase credit impaired loans	144	160	275	—	—	579
Total specific reserves	467	552	1,302	1,021	—	3,342
General reserves	2,197	1,080	2,268	423	48	6,016
Total	$2,664	$1,632	$3,570	$1,444	$48	$9,358
Loans individually evaluated for impairment	$3,292	$6,583	$24,258	$6,134	$—	$40,267
Purchase credit impaired loans	9,741	20,684	58,255	4,825	31	93,536
Loans collectively evaluated for impairment	166,776	149,060	427,912	41,088	12,212	797,048
	$179,809	$176,327	$510,425	$52,047	$12,243	$930,851

As of December 31, 2011:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total Specific Reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Loans individually evaluated for impairment	$13,936	$9,231	$24,826	$6,277	$—	$54,270
Purchase credit impaired loans	11,009	24,447	63,901	7,742	—	107,099
Loans collectively evaluated for impairment	145,693	163,023	367,049	29,997	12,083	717,845
	$170,638	$196,701	$455,776	$44,016	$12,083	$879,214

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 - LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of September 30, 2012 and December 31, 2011, respectively.

	Recorded Investment in Impaired Loans With Allowance
September 30, 2012	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,131	$825	$264	$777	$777	$110
HELOCs and equity	—	—	—	157	157	18

Commercial:
Secured – non-real estate	386	386	25	1,688	616	298
Secured – real estate	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,229	1,983	93	3,174	2,613	301
Non-owner occupied	274	183	8	6,109	6,109	588
Multi-family	1,261	1,261	35	317	317	2

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	149	149	48
Unimproved land	—	—	—	2,510	2,510	973

Consumer and other	—	—	—	—	—	—

Total September 30, 2012	$5,281	$4,638	$425	14,881	$13,248	$2,338

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
September 30, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$2,275	$1,592	$2,255	$1,578
HELOCs and equity	59	—	1,654	1,654

Commercial:
Secured – non-real estate	397	—	3,486	1,048
Secured – real estate	3	—	1,242	1,242
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	138	71	4,941	4,271
Non-owner occupied	833	648	10,645	6,802
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,932	3,475
Unimproved land	—	—	—	—

Consumer and other	—	—	14	—
Total September 30, 2012	$3,705	$2,311	$32,169	$20,070

	Recorded Investment in Impaired Loans With Allowance
December 31, 2011	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,588	$810	$165	$2,478	$1,979	$10
HELOCs and equity	—	—	—	13	13	13

Commercial:
Secured – non-real estate	—	—	—	1,871	710	446
Secured – real estate	—	—	—	1,700	1,686	1,273
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	140	81	11	7,849	7,073	666
Non-owner occupied	633	487	85	6,577	6,577	1,773
Multi-family	443	427	28	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	—	—	—
Unimproved land	—	—	—	2,516	2,516	892

Consumer and other	—	—	—	—	—	—
Total December 31, 2011	$2,804	$1,805	$289	$23,004	$20,554	$5,073

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2011	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$478	$423	$6,008	$5,362
HELOCs and equity	—	—	644	644

Commercial:
Secured – non-real estate	—	—	3,150	2,026
Secured – real estate	—	—	9,563	9,514
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	476	476
Non-owner occupied	398	345	11,868	8,089
Multi-family	1,271	1,271	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	8,598	3,761
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2011	$2,147	$2,039	$40,307	$29,872

Average of impaired loans and related interest income for three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$4,891	$4	$4	$4,060	$38	$38
HELOC and equity	1,809	2	3	1,245	15	15

Commercial:
Secured non real estate	2,065	21	21	1,818	66	67
Secured real estate	1,246	12	13	1,257	41	42
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	9,115	77	75	9,766	299	306
Non-owner occupied	13,903	122	133	11,921	398	399
Multifamily	1,582	—	—	1,374	12	12

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,624	2	1	3,529	57	56
Unimproved Land	2,512	27	32	2,514	81	91

Consumer and Other:	—	—	—		—	—

Total	$40,747	$267	$282	$37,484	$1,007	$1,026

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$12,688	$3	$—	$13,639	$10	$98
HELOC and equity	725	—	—	727	—	—

Commercial:
Secured non real estate	1,582	43	43	3,166	131	134
Secured real estate	1,394	16	16	1,486	51	51
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	10,574	122	122	10,833	320	332
Non-owner occupied	15,582	108	108	15,715	321	430
Multifamily	1,670	—	—	1,870	—	5

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	4,423	67	67	4,900	198	210
Unimproved Land	2,593	27	27	2,647	84	84

Consumer and Other:	—	—	—	—	—	—

Total	$51,231	$386	$383	$54,983	$1,115	$1,344

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2012 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. To determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future. This evaluation is performed under the Company’s internal underwriting policy. During the quarter ended September 30, 2012, the Company modified $3,275 in commercial real estate loans, $149 in construction and land loans, $144 in residential real estate loans and $425 in commercial loans. During the nine months ended September 30, 2012, the Company modified $6,691in commercial real estate loans, $149 in construction and land development loans, $144 in residential real estate loans and $718 in commercial loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively, all of which were performing in accordance with the restructured terms.

	September 30, 2012	December 31, 2011
Residential real estate	$607	$2,306
Commercial real estate	17,393	11,394
Construction and land development	2,660	6,013
Commercial	2,707	2,124
Total	$23,367	$21,837

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

At September 30, 2012, there were six loans which were troubled debt restructured loans with a carrying amount of $5,627 and specific reserves of $184 that were non-accrual and included in non-accrual loans. At December 31, 2011, there were five loans which were troubled debt restructured loans with a carrying amount of $7,100 and specific reserves of $684 that were non-accrual and included in non-accrual loans. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.79% and 4.63% at September 30, 2012 and December 31, 2011, respectively. The Company had no commitments to lend additional funds for loans classified as troubled debt restructured at September 30, 2012.

Of the $23,367 performing troubled debt restructurings as of September 30, 2012, $11,070 were classified as special mention and $12,297 were classified as substandard. At December 31, 2011, of the $21,837 performing trouble debt restructurings, $8,135 were classified as special mention and $13,702 were classified as substandard. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. There were no loans modified within the last twelve months which defaulted within the quarter ended September 30, 2012 or during the nine months ended September 30, 2012. Loans modified within the twelve months ended September 30, 2011 and defaulted within the nine months ended September 30, 2011 were comprised of one residential loan for $1,600.

During the quarter ended September 30, 2012, we had one commercial real estate loan for $1,829 which the interest rate was lowered prior to maturity to competitively retain a loan. During the nine months ended September 30, 2012, we had $6,500 of loans for which we lowered the interest rate to competitively retain the loans. During the year ended December 31, 2011, we had approximately $5,000 in commercial real estate loans which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended September 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $311and $617, respectively. During the nine months ended September 30, 2012 and 2011, interest income not recognized on non-accrual loans was $1,069 and $1,664, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual and 90 days and over past due categories with a carrying value of $23,013 and $43,476 as of September 30, 2012 and December 31, 2011, respectively. Loans which are 90 days or greater past due and accruing interest income were $32 and $647 at September 30, 2012 and December 31, 2011, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of September 30, 2012 and December 31, 2011, respectively:

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
September 30, 2012	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$49	$—	$—	$—	$4,128	$2,031	$4,177	$2,031
HELOCs and equity	—	—	—	—	65	1,654	65	1,654

Commercial:
Secured – non-real estate	—	183	—	286	53	398	53	867
Secured – real estate	—	—	—	—	569	—	569	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	759	—	—	—	2,376	600	3,135	600
Non-owner occupied	—	544	—	—	2,050	3,629	2,050	4,173
Multi-family	—	—	—	—	1,347	317	1,347	317

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,474	—	3,474
Unimproved land	—	—	—	—	291	—	291	—

Consumer and other	—	—	—	—	—	31	—	31
Total September 30, 2012	$808	$727	$—	$286	$10,879	$12,134	$11,687	$13,147

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
December 31, 2011	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,864	$402	$—	$—	$4,622	$5,103	$6,486	$5,505
HELOCs and equity	—	—	—	—	323	644	323	644

Commercial:
Secured – non-real estate	666	479	—	146	228	1,882	894	2,507
Secured – real estate	—	—	—	—	1,013	9,930	1,013	9,930
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	272	—	—	798	4,781	798	5,053
Non-owner occupied	—	—	—	—	2,737	8,904	2,737	8,904
Multi-family	356	—	—	318	2,077	—	2,433	318
Construction and Land Development:
Construction	—	—	—	—	87	—	87	—
Improved land	—	—	—	—	—	264	—	264
Unimproved land	—	—	—	—	80	—	80	—

Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at September 30, 2012 or December 31, 2011.

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
September 30, 2012
Residential Real Estate:
First mortgages	$119,669	$81,037	$2,565	$4,128	$26,772	$2,565	$2,602
HELOCs and equity	56,658	8,884	—	65	39,370	5,234	3,105

Commercial:
Secured – non-real estate	130,303	25,609	417	21	96,392	4,483	3,381
Secured – real estate	41,250	12,957	—	569	24,943	2,044	737
Unsecured	8,256	81	—	—	7,600	144	431

Commercial Real Estate:
Owner occupied	186,737	40,073	8,003	2,376	118,212	9,477	8,596
Non-owner occupied	285,545	123,607	2,329	2,050	138,563	12,754	6,242
Multi-family	38,143	24,998	—	1,347	11,481	—	317

Construction and Land Development:
Construction	9,030	—	—	—	9,030	—	—
Improved land	24,014	3,890	—	—	15,464	742	3,918
Unimproved land	19,003	3,928	—	509	12,056	—	2,510

Consumer and other	12,243	814	—	—	10,671	610	148

Total September 30, 2012	$930,851	$325,878	$13,314	$11,065	$510,554	$38,053	$31,987

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate:
First mortgages	$140,086	$95,109	$1,363	$4,622	$26,156	$5,567	$7,269
HELOCs and equity	56,615	9,119	—	323	39,774	5,449	1,950

Commercial:
Secured – non-real estate	116,886	25,521	748	228	81,132	6,160	3,097
Secured – real estate	43,328	14,078	251	1,013	15,639	1,663	10,684
Unsecured	10,424	2,953	—	—	7,029	—	442

Commercial Real Estate:
Owner occupied	173,505	46,173	8,478	798	97,428	10,036	10,592
Non-owner occupied	241,826	132,746	6,277	2,737	76,072	12,776	11,218
Multi-family	40,445	30,970	1,904	2,077	4,817	677	—

Construction and Land Development:
Construction	8,173	3,246	—	87	4,840	—	—
Improved land	18,327	5,623	—	—	7,203	1,290	4,211
Unimproved land	17,516	6,922	222	80	7,777	—	2,515

Consumer and other	12,083	1,069	—	—	10,877	5	132

Total December 31, 2011	$879,214	$373,529	$19,243	$11,965	$378,744	$43,623	$52,110

As part of the AFI merger as well as acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at September 30, 2012 was approximately $93,536, net of a discount of $47,132.

The Company maintained an allowance for loan losses of $579 at September 30, 2012 for loans acquired with deteriorated credit quality. During the three and nine months ended September 30, 2012, the Company accreted $4,269 and $9,142, respectively, into interest income on these loans. During the three and nine months ended September 30, 2011, the Company accreted $964 and $5,360, respectively, into interest income on these loans. The remaining accretable discount was $10,464 at September 30, 2012. In addition, $84,394 of the $93,536 is covered by the FDIC loss share agreements.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given assets over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

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

Assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, are summarized below.

	Fair value measurements at September 30, 2012 using
	September 30, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Agency Residential	$—	$—	$—	$—
Residential collateralized mortgage obligations	4,956	—	4,956	—
Residential mortgage-backed	218,376	—	218,376	—
	$223,332	$—	$223,332	$—

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
Residential collateralized mortgage obligations	$7,757	$—	$7,757	$—
Residential mortgage-backed	193,965	—	193,965	—
	$201,722	$—	$201,722	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at September 30, 2012 using
	September 30, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,367	$—	$—	$1,367
Commercial	679	—	—	679
Commercial real estate	11,439	—	—	11,439
Construction and land development	1,638	—	—	1,638
Consumer and other	—	—	—	—
	$15,123	$—	$—	$15,123
Other real estate owned:
Commercial real estate	$13,520	$—	$—	$13,520
Residential real estate	4,248	—	—	4,248
	$17,768	$—	$—	$17,768

At September 30, 2012, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $15,123, with a valuation allowance of $2,763 resulting in an additional provision of loan losses of $802 and $2,994 during the three and nine months ended September 30, 2012, respectively.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $17,768, and had no valuation allowance at September 30, 2012.

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$2,614	$—	$—	$2,614
Commercial	677	—	—	677
Commercial real estate	12,082	—	—	12,082
Construction and land development	1,624	—	—	1,624
Consumer and other	—	—	—	—
	$16,997	$—	$—	$16,997
Other real estate owned:
Commercial real estate	$9,989	$—	$—	$9,989
Residential real estate	3,473	—	—	3,473
	$13,462	$—	$—	$13,462

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,359, with a valuation allowance of $5,362 resulting in an additional provision for loan losses of $6,116 for the year ended December 31, 2011.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $13,462, with no valuation allowance for the year ended December 31, 2011.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2012 and 2011.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Carrying amount and estimated fair values of financial instruments were as follows at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$197,397	$197,397	$165,424	$165,424
Securities available for sale	223,332	223,332	201,722	201,722
Loans, net, including loans held for sale	922,226	924,936	866,531	865,738
Nonmarketable equity securities	8,625	N/A	11,207	N/A
FDIC loss share receivable	51,792	51,792	72,795	72,795
Accrued interest receivable	3,532	3,532	2,947	2,947

Financial liabilities
Deposits	1,289,119	1,289,136	1,181,708	1,181,841
Federal funds purchased and repurchase agreements	10,076	10,076	8,746	8,747
Federal Home Loan Bank advances	—	—	5,000	5,000
Accrued interest payable	386	386	430	430

Fair value methods and assumptions are periodically evaluated by the Company. The methods and assumptions used to estimate fair value are described as follows:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as Level I in the fair value hierarchy.

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

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FAIR VALUES (continued)

Deposits

The fair value of non-interest bearing demand deposits is equal to the amount payable at the reporting date (i.e. carrying value) resulting in a Level 1 classification in the fair value hierarchy. The fair value of interest bearing demand deposits (e.g. interest bearing, savings and certain types of money market accounts) are, by definition, equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level II classification in the fair value hierarchy. The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level II classification in the fair value hierarchy. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

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

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2012 the Financial Accounting Standards Board (“FASB”) proposed amending guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. The FASB amendment requires that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments resulting from this amended guidance are expected to be issued in final form in the fourth quarter 2012 and effective for fiscal years beginning on or after December 15, 2012 with early adoption permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

1ST UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS (continued)

In September 2011, the FASB amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices of (Level III) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. The amendments in this guidance are effective. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,574	$1,396	$3,001	$2,816
Basic EPS:
Weighted average shares of common stock outstanding	34,096,224	30,557,603	32,682,543	28,796,614
Basic EPS	$0.05	$0.05	$0.09	$0.10

Diluted EPS:
Weighted average shares of common stock outstanding	34,096,224	30,557,603	32,682,543	28,796,614
Effect of dilutive shares:
Stock options	10,192	—	—	—
Restricted stock	8,457	10,886	4,814	10,886
Total dilutive shares	34,114,873	30,568,489	32,687,357	28,807,500
Diluted EPS	$0.05	$0.05	$0.09	$0.10

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at September 30, 2012 and
December 31, 2011.

	September 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$14,699	$1,572	$2,520	$5,903
Unused lines of credit	5,677	82,979	600	60,020
Stand-by letters of credit	3,813	1,610	3,990	1,110

The fixed rate loan commitments have interest rates ranging from 3.0% to 9.0% and the underlying loans have maturities ranging from one month to 15 years.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Boca Raton, Florida with principal corporate operations in West Palm Beach, Florida.

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

Recent Mergers & Acquisitions

          Merger of AFI Financial, Inc.

On April 1, 2012, 1st United Bancorp, Inc. completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the merger agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the per share consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company estimated the acquisition fair value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805) and ASC Topic 820, Fair Value Measurements. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period. The Company recorded goodwill associated with this transaction of approximately $5.8 million and integrated the operations of AFI in June 2012. The Company acquired and retained three banking centers with the merger.

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

The deposits were acquired with a 0% premium and assets were acquired at a discount of approximately $8.5 million, subject to customary adjustments. The terms of the Old Harbor Agreement provide for the FDIC to indemnify 1stst United against claims with respect to liabilities and assets of Old Harbor or any of its affiliates not assumed or otherwise purchased by 1stst United and with respect to certain other claims by third parties.

In connection with the acquisition of Old Harbor, 1st United entered into loss sharing agreements (the “Old Harbor Loss Sharing Agreements”) with the FDIC that collectively cover a substantial portion of the loan portfolio and all of the other real estate owned (the “Covered Assets”). None of the other acquired assets of Old Harbor are covered by the Old Harbor Loss Sharing Agreements with the FDIC. The Old Harbor Loss Sharing Agreements provide for the reimbursement of 70% of losses with respect to Covered Assets, up to approximately $49 million. The Old Harbor Loss Sharing Agreements apply to single-family residential mortgage loans and to commercial loans and other real estate owned are for terms of ten and five years (eight years for recoveries), respectively.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. We recorded an estimated receivable from the FDIC in the amount of $18.1 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to us. The Company additionally recorded estimated goodwill associated with the transaction of $7.9 million. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period. Specifically, additional information related to the fair value over loans, other real estate and the FDIC loss share receivable are preliminary and may change as new information becomes available. The integration of the operations of Old Harbor was completed in March 2012.

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

Financial Overview

•

Net income for the quarter ended September 30, 2012 was $1.6 million compared to net income of $1.4 million for the quarter ended September 30, 2011. Net income was $3.0 million for the nine months ended September 30, 2012 and $2.8 million for the nine month period ended September 30, 2011.

•

Net interest margin was 5.33% for the quarter ended September 30, 2012 compared to 4.30% for the quarter ended September 30, 2011. Net interest margin was 5.08% for the nine months ended September 30, 2012 compared to 4.82% for the nine month period ended September 30, 2011.

•

During the three and nine months ended September 30, 2012, we incurred approximately $24,000 and $1.8 million, respectively, in personnel, IT and facilities costs and merger reorganization expense that related to the integration of AFI and Old Harbor. During the three and nine months ended September 30, 2011, we incurred approximately $0 and $2.5 million, respectively, of merger reorganization expenses related to the integration of TBOM.

•

Non-performing assets at September 30, 2012 represented 2.64% of total assets compared to 4.01% at December 31, 2011. Non-performing assets not covered by the Loss Share Agreements represented 1.20% of total assets at September 30, 2012 compared to 2.39% at December 31, 2011.

•

Securities available for sale increased by approximately $21.6 million from December 31, 2011 to $223.3 million at September 30, 2012. The increase was a result of security purchases of $138.8 million and the acquisition of $37.7 million in securities from the AFI Merger offset by investment maturities and prepayments of $53.8 million and proceeds from sales of $102.5 million resulting in gains on sales of $1.7 million for the nine months ended September 30, 2012.

•

Other real estate owned (“OREO”) increased by $4.3 million to $17.8 million at September 30, 2012 from $13.5 million at December 31, 2011. The increase was due to the foreclosure of $24.4 million of loans which was partially offset by OREO sales of $20.2 million for the nine months ended September 30, 2012. At September 30, 2012, we had $605,000 of OREO under contract for sale.

•

FDIC loss share receivable was reduced by approximately $21.0 million from $72.8 million at December 31, 2011 to $51.8 million at September 30, 2012. The decrease was due to cash receipts of approximately $11.7 million, a reduction of $10.1 million related to the disposition of acquired assets at above their discounted carrying values, offset by accretion of income on the receivable of $880,000.

•

Deposits increased by $107.4 million from $1.18 billion at December 31, 2011 to $1.29 billion at September 30, 2012 due primarily to the acquisition of $161.0 million in deposits from the merger with AFI offset by a planned reduction of higher cost acquired deposits.

•

Net loans increased by approximately $55.2 million to $921.6 million at September 30, 2012 resulting from the acquisition of $132.0 million of loans from the AFI merger as well as new loan production which was offset by payoffs and resolutions during the period.

•

The changes in operating results for the three and nine months ended September 30, 2012 when compared to the same periods ended September 30, 2011 were substantially the result of the Old Harbor acquisition and the AFI merger.

OPERATING RESULTS

For the quarter ended September 30, 2012, we reported a net income of $1.6 million compared to a net income of $1.4 million for the quarter ended September 30, 2011.

For the nine month periods ended September 30, 2012 and September 30, 2011, we reported net income of $3.0 million and $2.8 million, respectively.

Analysis for Three Month Periods ended September 30, 2012 and 2011

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

Net interest earnings for the three-month periods ended September 30, 2012 and 2011 are reflected in the following table:

	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets
Interest-earning assets
Loans	$940,792	$17,933	7.56%	$793,424	$12,205	6.10%
Investment securities	190,527	1,032	2.17%	154,104	1,197	3.11%
Federal funds sold and securities purchased under resale agreements	202,494	218	0.43%	172,253	188	0.43%
Total interest-earning assets	1,333,813	19,183	5.71%	1,119,781	13,590	4.81%
Non interest-earning assets	250,204			165,095
Allowance for loan losses	(9,680)			(13,614)
Total assets	$1,574,337			$1,271,262

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$157,299	$60	0.15%	$125,274	$54	0.17%
Money market accounts	349,320	355	0.40%	284,121	551	0.77%
Savings accounts	65,250	46	0.28%	40,601	56	0.55%
Certificates of deposit	341,128	813	0.95%	255,895	698	1.08%
Fed funds purchased and repurchase agreements	10,144	3	0.12%	11,135	3	0.11%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	9,478	90	3.77%
Total interest-bearing liabilities	923,141	1,277	0.55%	726,504	1,452	0.79%

Non-interest bearing liabilities
Demand deposit accounts	404,962			325,054
Other liabilities	7,829			6,657
Total non-interest-bearing liabilities	412,791			331,711
Shareholders’ equity	238,405			213,047
Total liabilities and shareholders’ equity	$1,574,337			$1,271,262
Net interest spread		$17,906	5.16%		$12,138	4.02%

Net interest on average earning assets - Margin			5.33%			4.30%

Our net interest income for the three months ended September 30, 2012 was positively impacted by the increase in average earning assets of $214.0 million as compared to the three months ended September 30, 2011 primarily the result of loans and investments acquired in the AFI merger and Old Harbor acquisition. These increases were offset by a reduction in the overall yield earned on investments quarter to quarter. Earnings for the current quarter were positively impacted by $5.9 million in accretion of discounts related to acquired loans for the three months ended September 30, 2012 as compared to $1.7 million for the same period in 2011. Included in the $5.9 million of accretion of discount in 2012 was approximately $3.6 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. Included in the $1.7 million of accretion discount in 2011 was approximately $321,000 related to the disposition of assets above the discounted carrying values.

Net interest income was $17.9 million for the three months ended September 30, 2012, as compared to $12.1 million for the three months ended September 30, 2011, an increase of $5.8 million, or 47.52%. The increase resulted primarily from an increase in average earning assets of $214.0 million or 19.11% primarily due to the AFI merger and Old Harbor acquisition, an increase in accretion income of $4.2 million and a reduction of the costs of funds of 24 basis points offset by a decrease in the yield earned on securities quarter over quarter. The net interest margin (i.e., net interest income divided by average earning assets) increased 103 basis points from 4.30% during the three months ended September 30, 2011 to 5.33% during the three months ended September 30, 2012, mainly the result of an increase in interest accretion on acquired loans and the increase in overall interest earning assets. Accretion of $5.9 million on acquired loans added approximately 176 basis points to the quarter ended September 30, 2012 net interest margin. Of the 176 basis points, 108 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. This compares to accretion of loan discount of $1.7 million during the three months ended September 30, 2011, which added approximately 60 basis points to the September 30, 2011 margin. Of the 60 basis points, 11 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. For the three months ended September 30, 2012, average loans represented 59.76% of total average assets and 70.84% of total average deposits and customer repurchase agreements, compared to average loans of 62.41% of total average assets and average loans of 76.14% to total average deposits and customer repurchase agreements at September 30, 2011. Our cost of funds was approximately 24 basis points lower for the three months ended September 30, 2012, as compared to 2011, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended September 30, 2012 and 2011:

	September 30, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$5,728	$2,504	$3,224
Investment securities	(165)	245	(410)
Federal funds sold and securities purchased under resale agreements	30	33	(3)

Total interest-earning assets	$5,593	$2,782	$2,811
Liabilities
Interest-bearing liabilities
NOW accounts	$6	$13	$(7)
Money market accounts	(196)	107	(303)
Savings accounts	(10)	25	(35)
Certificates of deposit	115	211	(96)
Fed funds purchased and repurchase agreements	—	—	—
Other borrowings	(90)	(90)	—

Total interest-bearing liabilities	(175)	266	(441)

Net interest spread	$5,768	$2,516	$3,252

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $2.8 million for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011. The decrease was principally a result of an adjustment to the FDIC loss share receivable due to the resolution of assets above their carrying value partially offset by gains on the sale of other real estate owned during the quarter.

The adjustment to the FDIC indemnification asset during the quarter ended September 30, 2012 represented a $4.5 million expense related to increases in cash flows on assets covered by Loss Share Agreements which reduces the FDIC receivable. This compares to $321,000 for the quarter ended September 30, 2011. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income on the FDIC loss share receivable for the quarter ended September 30, 2012 and September 30, 2011 was $371,000 and $116,000, respectively.

During the three months ended September 30, 2012, the Bank received proceeds from the sale of OREO properties of $13.1 million with a carrying value of $11.9 million and recorded a net gain of $1.0 million on the these dispositions as compared to sales of OREO with a carrying value of $761,000 and recorded losses on dispositions of $29,000 for the three months ended September 30, 2011. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended September 30, 2012 and 2011 was $1.1 million and $0, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $3.1 million, or 32.95%, from $9.4 million for the three months ended September 30, 2011 to $12.5 million for the three months ended September 30, 2012, primarily due to operations acquired as a result of the AFI merger on April 1, 2012 and the acquisition of Old Harbor in October 2011.

The following summarizes the changes in non-interest expense accounts for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	Difference
Salaries and employee benefits	$6,157	$4,675	$1,482
Occupancy and equipment	2,057	1,758	299
Data processing	974	790	184
Telephone	244	176	68
Stationery and supplies	123	79	44
Amortization of intangibles	181	122	59
Professional fees	359	240	119
Advertising	67	82	(15)
Merger reorganization expense	24	—	24
Regulatory assessment	382	186	196
Other real estate owned expense	206	98	108
Loan expense	548	449	99
Other	1,131	712	419
Total non-interest expense	$12,453	$9,367	$3,086

Salary and employee benefits increased by approximately $1.5 million to $6.2 million for the three months ended September 30, 2012 as compared to $4.7 million for the three months ended September 30, 2011, primarily as a result of employees added from the AFI merger on April 1, 2012 and the acquisition of Old Harbor in October 2011.

Occupancy and equipment increased by approximately $299,000 to $2.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 of $1.8 million. This increase was primarily as a result of the seven banking centers added from the acquisition of Old Harbor in October 2011 and AFI merger in April 2012.

Data processing fees increased by $184,000 to $974,000 for the three months ended September 30, 2012 primarily the result of the increase in the number of transactions as a result AFI merger in April 2012 and Old Harbor acquisition in October 2011.

Professional fees increased primarily in the areas of audit and computer consulting by $119,000 to $359,000 for the three months ended September 30, 2012 primarily as a result of acquisitions and expansion of operations.

Other real estate owned (“OREO”) expense increased by $108,000 to $206,000 for the three months ended September 30, 2012, as compared to $98,000 for the three months ended September 30, 2011. The increase is due to a rise in the number of OREO properties (primarily related to acquisitions) held period over period as well as the write down during the quarter ended September 30, 2012 on one property of $14,000.

Loan expense increased by $99,000 from $449,000 for the three months ended September 2011 as compared to $548,000 for the three months ended September 2012. The change was primarily due to foreclosure related expenses associated with the increased loss-sharing assets acquired period over period.

We recorded $1.1 million in provision for loan losses for the three months ended September 30, 2012, compared to $1.5 million for the three months ended September 30, 2011. The $1.1 million provision for loan losses for the three months ended September 30, 2012 was primarily the result of $1.05 million in net charge-offs for the quarter ended September 30, 2012 offset by a reduction in non-performing loans and smaller fluctuations in appraised values on non-performing loans.

We recorded income tax expense of $960,000 for the three months ended September 30, 2012, compared to $836,000 of income tax expense for the three months ended September 30, 2011. The increase is due to higher pretax income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Analysis for Nine Month Periods ended September 30, 2012 and 2011

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

Net interest earnings for the nine month periods ended September 30, 2012 and 2011 are reflected in the following table:

	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$934,326	$49,608	7.07%	$817,963	$40,977	6.70%
Investment securities	213,115	4,036	2.53%	125,849	3,040	3.22%
Federal funds sold and securities purchased under resale agreements	165,784	593	0.48%	160,210	557	0.46%
Total interest-earning assets	1,313,225	54,237	5.50%	1,104,022	44,574	5.40%
Non interest-earning assets	223,841			180,188
Allowance for loan losses	(11,973)			(13,699)
Total assets	$1,525,093			$1,270,511

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$151,185	$177	0.16%	$123,816	$165	0.18%
Money market accounts	339,293	1,276	0.50%	265,274	1,653	0.83%
Savings accounts	63,625	151	0.32%	40,551	164	0.54%
Certificates of deposit	342,536	2,571	1.00%	290,567	2,503	1.15%
Fed funds purchased and repurchase agreements	10,431	9	0.11%	12,468	13	0.14%
Federal Home Loan Bank advances and other borrowings	183	7	5.10%	9,602	266	3.70%
Total interest-bearing liabilities	907,253	4,191	0.62%	742,278	4,764	0.86%

Non-interest bearing liabilities
Demand deposit accounts	378,083			321,178
Other liabilities	9,050			6,691
Total non-interest-bearing liabilities	387,133			327,869
Shareholders’ equity	230,707			200,364
Total liabilities and shareholders’ equity	$1,525,093			$1,270,511
Net interest spread		$50,046	4.89%		$39,810	4.54%

Net interest on average earning assets - Margin			5.08%			4.82%

Our net interest income for the nine months ended September 30, 2012 was positively impacted by the increase in average earning assets of $209.2 million as compared to the nine months ended September 30, 2011 primarily the result of loans and investments acquired in the AFI merger and Old Harbor acquisition. These increases were offset by a reduction in the overall yield earned on investments period to period. Earnings for the nine months ended September 30, 2012 were also positively impacted by the accretion of discounts related to acquired loans of approximately $14.2 million for the nine months ended September 30, 2012 as compared to $8.5 million for the same period in 2011. Included in the $14.2 million of accretion of discount in 2012 was approximately $7.3 million related to the disposition of loans acquired in the FDIC transactions above the discounted carrying value of the asset. Included in the $8.5 million of accretion discount in 2011 was approximately $2.9 million related to the disposition of assets above the discounted carrying values.

Net interest income was $50.0 million for the nine months ended September 30, 2012, as compared to $39.8 million for the nine months ended September 30, 2011, an increase of $10.2 million, or 25.71%. The increase resulted primarily from an increase in average earning assets of $209.2 million or 18.95% primarily due to the AFI merger, and increase in interest accretion on acquired loans of $6.0 million and the Old Harbor acquisition and a reduction of the costs of funds of 24 basis points and a decrease in the yield earned on securities period over period. The net interest margin (i.e., net interest income divided by average earning assets) increased 24 basis points from 4.82% during the nine months ended September 30, 2011 to 5.08%, mainly the result of an increase in accretion earned on acquired assets and a decrease in the cost of funds offset by lower overall yields earned on the investment portfolio. Accretion of $14.2 million on acquired loans added approximately 144 basis points to the net interest margin for the nine months ended September 30, 2012. Of the 144 basis points, 74 basis points related to the accretion of the disposition of loans acquired above the discounted carrying value. This compares to accretion of loan discount of $8.5 million during the nine months ended September 30, 2011, which added approximately 103 basis points to the September 30, 2011 margin. Within the 103 basis points at September 30, 2011, 35 basis points related to the accretion of the disposition of assets acquired above the discounted carrying value. For the nine months ended September 30, 2012, average loans represented 61.26% of total average assets and 72.70% of total average deposits and customer repurchase agreements, compared to average loans of 64.38% of total average assets and average loans of 77.62% to total average deposits and customer repurchase agreements at September 30, 2011. Our cost of funds was approximately 24 basis points lower for the nine months ended September 30, 2012, as compared to 2011, primarily as a result of lower rates on transaction accounts and in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine months ended September 30, 2012 and 2011:

	September 30, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$8,631	$6,075	$2,556
Investment securities	996	1,761	(765)
Federal funds sold and securities purchased under resale agreements	36	20	16

Total interest-earning assets	$9,663	$7,856	$1,807
Liabilities
Interest-bearing liabilities
NOW accounts	$12	$34	$(22)
Money market accounts	(377)	386	(763)
Savings accounts	(13)	71	(84)
Certificates of deposit	68	414	(346)
Fed funds purchased and repurchase agreements	(4)	(2)	(2)
Other borrowings	(259)	(333)	74

Total interest-bearing liabilities	(573)	570	(1,143)
Net interest spread	$10,236	$7,286	$2,950

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense – Nine Month Periods Ended September 30, 2012 and September 30 2011

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $2.3 million to a net change of $998,000 for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The decrease was principally a result of an increase in the adjustment to the FDIC loss share receivable to $9.3 million during the nine months ended September 30, 2012 as compared to $2.0 million for the nine months ended September 30, 2011, offset by gains on the sale of securities of $1.7 million, and gains on the resolution of OREO properties of $3.0 million which were $0 and a net loss of $254,000, respectively for the nine months ended September 30, 2011.

The adjustment to the FDIC indemnification asset during the nine months ended September 30, 2012 represented a $10.1 million expense related to increases in cash flows on assets covered by Loss Share Agreements which reduces the FDIC receivable. This compares to $2.4 million for the nine months ended September 30, 2011. The FDIC loss share receivable is recorded at net realizable value with the discount accreted into income. The related accretion of income for the nine months ended September 30, 2012 and September 30, 2011 was $880,000 and $449,000, respectively.

During the nine months ended September 30, 2012, the Company had sales of $102.5 million of available for sale securities for a net gain of $1.7 million as compared to no sales of securities during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Bank received proceeds of $15.1 million from the sales of OREO properties with a carrying value of $12.0 million and recorded net gains on the dispositions of $3.0 million as compared to sales of OREO with a carrying value of $4.5 million for a net loss of $254,000 for the nine months ended September 30, 2011. Net gains related to the resolution of OREO covered under loss sharing agreements was $3.1 million and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $7.1 million, or 22.31%, from $31.7 million for the nine months ended September 30, 2011 to $38.8 million for the nine months ended September 30, 2012, primarily due to operations acquired as a result of the AFI merger in April 2012 and acquisition of Old Harbor in October 2011.

The following summarizes the changes in non-interest expense accounts for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	Difference
Salaries and employee benefits	$18,104	$15,037	$3,067
Occupancy and equipment	6,022	5,863	159
Data processing	2,790	2,446	344
Telephone	719	614	105
Stationery and supplies	386	280	106
Amortization of intangibles	506	373	133
Professional fees	1,177	853	324
Advertising	201	182	19
Merger reorganization expense	1,784	910	874
Regulatory assessment	1,127	1,059	68
OREO expense	968	236	732
Loan expense	1,797	1,344	453
Other	3,209	2,518	691
Total non-interest expense	$38,790	$31,715	$7,075

Salary and employee benefits increased by approximately $3.1 million to $18.1 million for the nine months ended September 30, 2012 as compared to $15.0 million for the nine months ended September 30, 2011, due to the increase in personnel from the merger with AFI in April 2012 and the Old Harbor acquisition in October 2011.

Occupancy and equipment increased by approximately $159,000 to $6.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 of $5.9 million. The Company integrated and closed four banking centers in May 2011, which were added as part of the TBOM acquisition in 2010. This cost was partially offset by the seven banking centers added from the AFI merger in April 2012 and Old Harbor acquisition in October 2011.

Data processing expenses increased by $344,000 to $2.8 million for the nine months ended September 30, 2012, primarily the result of the increase in the number of transactions processed as a result of the AFI merger in April 2012 and Old Harbor acquisition in October 2011.

Professional fees increased by $324,000 to $1.2 million for the nine months ended September 30, 2012 due to increases in professional services related to audits and computer consulting due to the expansion of operations period over period.

Merger reorganization expenses increased by $874,000 to $1.8 million for the nine months ended September 30, 2012 as compared to the nine months September 30, 2011 of $910,000 as a result of the integration of Old Harbor and the merger and integration of AFI during the nine months ended September 30, 2012. The $910,000 of expense for the nine months ended September 30, 2011 was the result of the integration of TBOM. Costs include legal and professional, IT integration and conversion, severance and lease termination fees.

OREO expense increased by $732,000 for the nine months ended September 30, 2012, as compared to $236,000 for the nine months ended September 30, 2011. The increase is due to an increase in the number of OREO properties period over period and the write down of properties held within the portfolio by $340,000 to market values during the nine months ended September 30, 2012.

Loan expenses primarily include the costs associated with the collection of legacy as well as loss sharing assets. Loan expenses increased by $453,000 from $1.3 million for the nine months ended September 30, 2011 to $1.8 million for the nine months ended September 30, 2012. The change was primarily due to foreclosure related expenses associated with the increase in loss share assets as a result of the Old Harbor acquisition.

Increases in other non-interest expenses were primarily due to the AFI merger and the acquisition of Old Harbor.

We recorded $5.5 million in provision for loan losses for the nine months ended September 30, 2012, compared to $4.8 million for the nine months ended September 30, 2011. The $5.5 million provision for loan losses for the nine months ended September 30, 2012 was primarily the result of $8.9 million in net charge-offs during the period offset with a reduction in classified and non-performing assets and some moderation on changes in the values on the underlying collateral on impaired loans. Of the total net charge-offs of $8.9 million, $3.4 million of specific reserves had been provided for at December 31, 2011. During the nine months ended September 30, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.4 million charge off during the nine months ended September 30, 2012. In addition, the reduction in the general reserve of $806,000 from December 31, 2011 was primarily due to a decrease in special mention loans of $11.5 million since December 31, 2011 which have a higher allocation of general reserve coupled with the improvement in the historic loss factor associated with construction and land development loans.

We recorded income tax expense of $1.8 million for both the nine months ended September 30, 2012 and 2011.

FINANCIAL CONDITION

At September 30, 2012, our total assets were $1.54 billion and our net loans were $921.6 million or 59.7% of total assets. At December 31, 2011, our total assets were $1.42 billion and our net loans were $866 million or 61.0% of total assets. Net total loans increased by approximately $55.2 million to $921.6 million at September 30, 2012 due primarily to the acquisition of loans in the AFI merger, new loan production during the nine months ended September 30, 2012 offset by payoffs and resolutions on acquired and legacy loans.

At September 30, 2012, the allowance for loan losses was $9.4 million or 1.01% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans.

At September 30, 2012, our total deposits were $1.29 billion, an increase of $107.4 million or 9.09% when compared to December 31, 2011 of $1.182 billion. Non-interest bearing deposits represented 30.66% of total deposits at September 30, 2012 compared to 27.87% at December 31, 2011. The increase was primarily due to the acquisition of deposits associated with the AFI merger.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2012 and December 31, 2011, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 83.81% and 84.17%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of September 30, 2012 and December 31, 2011.

Loan Portfolio as of September 30, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	479	$119,669	12.86%	7.75%
HELOCs and equity	320	56,658	6.09%	3.67%

Commercial:
Secured – non-real estate	669	130,303	14.00%	8.43%
Secured – real estate	81	41,250	4.43%	2.67%
Unsecured	44	8,256	0.89%	0.53%

Commercial Real Estate:
Owner occupied	228	186,737	20.06%	12.09%
Non-owner occupied	277	285,545	30.68%	18.48%
Multi-family	79	38,143	4.10%	2.47%

Construction and Land Development:
Construction	7	9,030	0.97%	0.58%
Improved land	36	24,014	2.58%	1.55%
Unimproved land	26	19,003	2.04%	1.23%

Consumer and other	209	12,243	1.30%	0.79%

Total September 30, 2012	2,455	$930,851	100.00%	60.24%

Loan Portfolio as of December 31, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	540	$140,086	15.93%	9.85%
HELOCs and equity	334	56,615	6.44%	3.98%

Commercial:
Secured – non-real estate	573	116,886	13.29%	8.22%
Secured – real estate	88	43,328	4.93%	3.05%
Unsecured	39	10,424	1.19%	0.73%

Commercial Real Estate:
Owner occupied	202	173,505	19.73%	12.21%
Non-owner occupied	243	241,826	27.50%	17.01%
Multi-family	96	40,445	4.60%	2.85%

Construction and Land Development:
Construction	7	8,173	0.93%	0.58%
Improved land	34	18,327	2.09%	1.29%
Unimproved land	27	17,516	1.99%	1.23%

Consumer and other	224	12,083	1.38%	0.85%

Total December 31, 2011	2,407	$879,214	100.00%	61.85%

The following chart illustrates the composition of our construction and land development loan portfolio as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$2,227	0.24%	$3,135	0.36%
Residential spec	—	0.00%	1,492	0.17%
Commercial	6,804	0.73%	263	0.03%
Commercial spec	—	0.00%	3,283	0.37%
Land Development
Residential	5,640	0.61%	1,918	0.22%
Residential spec	12,072	1.29%	19,016	2.17%
Commercial	11,958	1.28%	1,048	0.12%
Commercial spec	13,346	1.44%	13,861	1.57%

Total	$52,047	5.59%	$44,016	5.01%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of September 30, 2012, and December 31, 2011, which are performing in accordance with their modification agreements.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Residential real estate	$607	$2,306
Commercial real estate	17,393	11,394
Construction and land development	2,660	6,013
Commercial	2,707	2,124

Total	$23,367	$21,837

At September 30, 2012, there were six loans that were troubled debt restructured loans with a carrying amount of $5.6 million and specific reserves of $184,000 that were non-accrual and included in non-accrual loans. There were five loans which were troubled debt restructured loans with a carrying amount of $7.1 million and specific reserves of $684,000 that were non-accrual and included in non-accrual loans at December 31, 2011. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.79% and 4.63% at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, we had $6.5 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended September 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $311,000 and $617,000, respectively. During the nine months ended September 30, 2012 and 2011, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $1.1 million and $1.7 million, respectively.

Our non-performing and troubled debt restructuring assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$2,031	$4,128	$6,159	$5,103	$4,622	$9,725
Home equity lines	1,654	65	1,719	644	323	967
Commercial real estate	4,546	5,773	10,319	13,038	5,612	18,650
Construction and land development	3,474	291	3,765	264	167	431
Commercial	398	590	988	11,812	1,241	13,053
Other	31	—	31	3	—	3
Total	$12,134	$10,847	$22,981	$30,864	$11,965	$42,829

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	647	—	647
Construction and land development	—	—	—	—	—	—
Commercial	—	32	32	—	—	—
Other	—	—	—	—	—	—
Total	$—	$32	$32	$647	$—	$647

Total non-accruing loans	$12,134	$10,847	$22,981	$30,864	$11,965	$42,829
Accruing => 90 days past due	—	32	32	647	—	647
Foreclosed real estate	6,358	11,410	17,768	2,454	11,058	13,512
Total non-performing assets	18,492	22,289	40,781	33,965	23,023	56,988
Trouble debt restructured loans	22,925	442	23,367	21,781	56	21,837
Total non-performing assets and troubled debt restructured loans	$41,417	$22,731	$64,148	$55,746	$23,079	$78,825

Ratios
Total non-accruing and accruing => 90 days past due to total loans	1.30%	1.18%	2.48%	3.58%	1.36%	4.94%
Total non-performing assets to total assets	1.20%	1.44%	2.64%	2.39%	1.62%	4.01%
Total non-performing assets and troubled debt restructured loans to total assets	2.68%	1.47%	4.15%	3.92%	1.62%	5.55%

Included in non-accrual loans are purchase credit impaired loans of $6.1 million for which cash flows could not be reasonably estimated with $4.3 million of these loans subject to loss share agreements. Of the non-performing assets and performing troubled debt restructured loans at September 30, 2012, $22.8 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the loss share agreements as compared to $23.1 million at December 31, 2011. These assets were initially recorded at fair value and as such we do not expect to incur any additional future losses on these assets.

At September 30, 2012, we had approximately $605,000 of other real estate owned approved for sale and pending closing for which no additional losses are expected. Of these pending sales, all of these assets are covered under Loss Share Agreements.

Since December 31, 2011, for non-performing assets not subject to Loss Share Agreements, we had approximately $8.7 million in non-accrual loans which were charged off, $17.8 million were paid off or transferred to OREO and approximately $7.8 million were added to non-accrual and no loans were returned to accrual status during the period.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$49	$—	$—	$—	$4,193	$3,685	$4,242	$3,685
Commercial	—	183	—	286	622	398	622	867
Commercial Real Estate	759	544	—	—	5,773	4,546	6,532	5,090
Construction and Land Development	—	—	—	—	291	3,474	291	3,474
Consumer and other	—	—	—	—	—	31	—	31
Total September 30, 2012	$808	$727	$—	$286	$10,879	$12,134	$11,687	$13,147

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,864	$402	$—	$—	$4,945	$5,747	$6,809	$6,149
Commercial	666	479	—	146	1,241	11,812	1,907	12,437
Commercial Real Estate	356	272	—	318	5,612	13,685	5,968	14,275
Construction and Land Development	—	—	—	—	167	264	167	264
Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

Past due loans subject to Loss Share Agreements decreased by $3.2 million from $14.9 million at December 31, 2011 to $11.7 million at September 30, 2012. Past due loans not subject to loss share agreements decreased by $20.0 from $33.1 million at December 31, 2011 to $13.1 million at September 30, 2012. The decrease in non-accruals loans not covered under Loss Share Agreements of $19.4 million was primarily due to transfers to other real estate on foreclosed loans, resolutions and charge-offs during the nine month period ending September 30, 2012. Furthermore, there were decreases in loans accruing 30 to 59 days past due of $2.5 million and loans accruing 60 to 89 days past due of $178,000 between December 31, 2011 and September 30, 2012. These decreases were due to continued resolution of past due loans by the Company.

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

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of September 30, 2012 and December 31, 2011.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
September 30, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$825	$264	$934	$128	$1,592	$3,232
Commercial	386	25	616	298	—	2,290
Commercial Real Estate	3,427	136	9,039	891	719	11,073
Construction and Land Development	—	—	2,659	1,021	—	3,475
Consumer and other	—	—	—	—	—	—
Total September 30, 2012	$4,638	$425	$13,248	$2,338	$2,311	$20,070

	Recorded Investment in Impaired Loans
December 31, 2011	With Allowance				With No Allowance
	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$810	$165	$1,992	$23	$423	$6,006
Commercial	—	—	2,396	1,719	—	11,540
Commercial Real Estate	995	124	13,650	2,439	1,616	8,565
Construction and Land Development	—	—	2,516	892	—	3,761
Consumer and other	—	—	—	—	—	—
Total December 31, 2011	$1,805	$289	$20,554	$5,073	$2,039	$29,872

Overall impaired loans decreased by $14.0 million from $54.3 million at December 31, 2011 to $40.3 million at September 30, 2012. Impaired loans subject to loss share agreements increased by $3.1 million as we continue to evaluate acquired credits. Impaired loans not subject to loss share agreements decreased by $17.1 million from December 31, 2011 to September 30, 2012 primarily due to transfers of foreclosed loans to other real estate, charge-offs and resolutions during the period.

Allowance for Loan Losses

At September 30, 2012, the allowance for loan losses was $9.4 million or 1.01% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans. The overall reduction in the allowance for loan losses at September 30, 2012 as compared to December 31, 2011 was approximately $3.5 million. The majority of the decrease relates to the resolution of impaired loans with specific reserves at December 31, 2011 as compared to September 30, 2012. At December 31, 2011, we had $20.6 million of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $5.1 million, as compared to $13.2 million of impaired loans not covered by Loss Share Agreements with an allocated allowance of $2.3 million at September 30, 2012. Charge-offs for the nine months ended September 30, 2012 were $9.3 million of which $3.4 million was provided for as of December 31, 2011. Approximately $5.4 million of charge-offs related to the resolution of 1st United’s largest non-performing asset which had a loan balance of $11.4 million at December 31, 2011. As anticipated, this asset was resolved during the quarter ended September 30, 2012. In addition, overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $25.7 million (or 26.84%) from December 31, 2011 to September 30, 2012 which had a positive impact on the allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions;the type of loan being made;the creditworthiness of the borrower and guarantors over the term of the loan;insurance;whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 20 basis points of the allowance for loan losses as of both September 30, 2012 and December 31, 2011.

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

Our analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the fair value;(ii) general portfolio allocation based on historical loan loss experience for each loan category;and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals is reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at September 30, 2012 and December 31, 2011:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
September 30, 2012
Residential Real Estate	$176,327	$89,921	$2,565	$4,193	$66,142	$7,799	$5,707
Commercial	179,809	38,647	417	590	128,935	6,671	4,549
Commercial Real Estate	510,425	188,678	10,332	5,773	268,256	22,231	15,155
Construction and Land Development:	52,047	7,818	—	509	36,550	742	6,428
Consumer and other	12,243	814	—	—	10,671	610	148
Total September 30, 2012	$930,851	$325,878	$13,314	$11,065	$510,554	$38,053	$31,987

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate	$196,701	$104,228	$1,363	$4,945	$65,930	$11,016	$9,219
Commercial	170,638	42,552	999	1,241	103,800	7,823	14,223
Commercial Real Estate	455,776	209,889	16,659	5,612	178,317	23,489	21,810
Construction and Land Development:	44,016	15,791	222	167	19,820	1,290	6,726
Consumer and other	12,083	1,069	—	—	10,877	5	132
Total December 31, 2011	$879,214	$373,529	$19,243	$11,965	$378,744	$43,623	$52,110

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

Substandard loans totaled $43.1 million at September 30, 2012 (of which $11.1 million were subject to the Loss Share Agreements) and $64.1 million at December 31, 2011 (of which $12.0 million were subject to the Loss Share Agreements). The decrease of $21.0 million since December 31, 2011 was primarily due to the resolution of loans not covered under Loss Share Agreements of $20.1 million through sale, charge-offs or foreclosure and transfer to OREO during the period. There was a reduction of $900,000 in the total substandard loans covered under Loss Share Agreements period over period. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at September 30, 2012, we had $40.3 million (or 4.33% of total loans) loans classified as impaired. This compares to $54.3 million or 6.2% of total loans at December 31, 2011. The decrease was primarily due to the resolution of loans during the year. At September 30, 2012 and December 31, 2011, the specific credit allocation included in the allowance for loan losses for loans impaired were approximately $2.8 million and $5.4 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At September 30, 2012, we had $51.4 million (5.52% of outstanding loans), which included $13.3 million in loans subject to Loss Share Agreements, which compares to $62.9 million (7.14% of outstanding loans) of which $19.2 million were subject to Loss Share Agreements at December 31, 2011. Special mention loans not subject to Loss Share Agreements were $38.1 million at September 30, 2011, a decrease of $5.6 million from December 31, 2011. The decrease is attributable to resolution of loans and ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the three and nine months ended September 30, 2012, we recorded $1.1 million and $5.5 million in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans and a moderation of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended September 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Provisions for loan losses	113	510	655	(238)	10	1,050
Loans charged off	(239)	(351)	(526)	—	—	(1,116)
Recoveries	4	61	1	2	—	68
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

Activity in the allowance for loan losses for the three months ended September 30, 2011 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2011	$2,948	$3,180	$4,496	$2,610	$39	$13,273
Provisions for loan losses	(692)	3	1,482	143	514	1,450
Loans charged off	(45)	(1,054)	(2)	(496)	—	(1,597)
Recoveries	—	1	—	1	3	5
Ending Balance, September 30, 2011	$2,211	$2,130	$5,976	$2,258	$556	$13,131

Activity in the allowance for loan losses for the nine months ended September 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,940	504	1,065	(988)	(71)	5,450
Loans charged off	(5,421)	(992)	(2,905)	—	—	(9,318)
Recoveries	34	175	108	23	50	390
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

The change in the provision related to construction and land development is due to the improvement in historical loss factors over previous periods. In addition, though the overall balance in loans held as construction and land development increased from December 2011 to September 2012 by $7.9 million, the increase was primarily due to the acquisition of loans from AFI of $13.9 million which was partially offset by resolutions and payments of $6.0 million.

The reduction in allowance related to commercial real estate loans is due to the charge off of several loans to their estimated realizable value during the nine months ending September 30, 2012, which had a specific reserve at December 31, 2011, coupled with some stabilization in collateral valuations and a reduction in classified assets of $25.7 million during 2012.

Activity in the allowance for loan losses for the nine months ended September 30, 2011 was as follows:

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

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of September 30, 2012 and December 31, 2011:

As of September 30, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$323	$392	$1,027	$1,021	$—	$2,763
Purchase credit impaired loans	144	160	275	—	—	579
Total specific reserves	467	552	1,302	1,021	—	3,342
General reserves	2,197	1,080	2,268	423	48	6,016
Total	$2,664	$1,632	$3,570	$1,444	$48	$9,358
Total Loans	$179,809	$176,327	$510,425	$52,047	$12,243	$930,851
Allowance as percent of loans per category as of September 30, 2012	1.48%	0.93%	0.70%	2.77%	0.39%	1.01%

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Total Loans	$170,638	$196,701	$455,776	$44,016	$12,083	$879,214
Allowance as percent of loans per category as of December 31, 2011	1.82%	0.99%	1.16%	5.47%	0.57%	1.46%

The general reserve as a percentage of loans collectively evaluated for impairment was 0.76% at September 30, 2012 which compares to 0.95% at December 31, 2011. Excluding the loans acquired as a result of the AFI merger on April 1, 2012, which as of September 30, 2012 do not have a general reserve allocated, the general reserve as a percentage of loans collectively evaluated for impairment would be 0.88%. The 7 basis point decrease in this general reserve ratio as compared to December 31, 2011 was primarily a result of a decrease of 18.29% ($11.5 million) in special mention loans from December 31, 2011 to September 30, 2012 which have a higher allocation of general reserve and the improvement in historical factors related to construction and land loans.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At September 30, 2012, we had $17.8 million of OREO property, of which $8.5 million was a result of the Old Harbor acquisition, $2.5 million was a result of the TBOM acquisition and $365,000 as a result of the Republic acquisition and all are covered by their respective loss sharing agreements. At December 31, 2011, we had $13.5 million of OREO property, of which $11.0 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective loss sharing agreements.

The following is a summary of other real estate owned as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$8,156	$5,364	$13,520	$1,922	$8,067	$9,989
Residential real estate	3,254	994	4,248	532	2,941	3,473
Total	$11,410	$6,358	$17,768	$2,454	$11,008	$13,462

At September 30, 2012, we had $605,000 of OREO under contract for sale, all of which is covered by Loss Sharing Agreements.

Investment Securities

We manage our securities available for sale portfolio, which represented 14.28% of our average earning asset base for the three months ended September 30, 2012, as compared to 12.99% at year ended December 31, 2011, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to loss share agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the nine months ended September 30, 2012, the Company received cash of $11.7 million from the FDIC, recorded an adjustment of $10.1 million related to the disposal of covered assets at amounts above their carrying value and recorded discount accretion of $880,000.

Deposits

Total deposits increased by $107.4 million from December 31, 2011 to total deposits of $1.29 billion at September 30, 2012, due to deposits acquired in the AFI merger offset by the run off of higher cost acquired deposits. At September 30, 2012, non-interest bearing deposits represented approximately 30.66% of deposits compared to 27.87% at December 31, 2011. The Bank had no brokered deposits at September 30, 2012. However, the Bank does participate in the CDARS program (reciprocal) with balances of $22.1 million at September 30, 2012.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At September 30, 2012, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 22.54%, a Tier 1 risk-based capital ratio of 21.37%, and a Tier 1 leverage ratio of 11.33%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents Bancorp’s and 1st’s regulatory capital ratios as of September 30, 2012 and December 31, 2011:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of September 30, 2012
Total Capital to risk-weighted assets
Consolidated	$180,449	22.54%	$64,038	8.00%	$80,048	10.00%
1st United	161,947	20.35%	63,655	8.00%	79,569	10.00%
Tier I capital to risk-weighted assets
Consolidated	171,091	21.37%	32,019	4.00%	48,029	6.00%
1st United	152,773	19.20%	31,827	4.00%	47,741	6.00%
Tier I capital to total average assets
Consolidated	171,091	11.33%	60,386	4.00%	75,482	5.00%
1st United	152,773	10.15%	60,204	4.00%	75,255	5.00%

As of December 31, 2011
Total Capital to risk-weighted assets
Consolidated	$165,832	25.23%	$52,582	8.00%	$65,728	10.00%
1st United	130,011	19.94%	52,157	8.00%	65,196	10.00%
Tier I capital to risk-weighted assets
Consolidated	157,559	23.97%	26,291	4.00%	39,437	6.00%
1st United	121,810	18.68%	26,079	4.00%	39,118	6.00%
Tier I capital to total average assets
Consolidated	157,559	11.79%	53,466	4.00%	66,833	5.00%
1st United	121,810	9.15%	53,258	4.00%	66,573	5.00%

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At September 30, 2012, we had approximately $420.7 million in cash and cash equivalents and securities, of which $21.2 million of securities, at fair value, were pledged.

At September 30, 2012, we had no short-term or long-term borrowings. At September 30, 2012, we had commitments to originate loans totaling $16.3 million and commitments of $88.7 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2012 total $244.2 million and loans maturing in the next twelve months total approximately $221.7 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2012, we had short-term lines available from correspondent banks totaling $54.0 million, Federal Reserve Bank discount window availability of $66.4 million, and borrowing capacity from the Federal Home Loan Bank of $36.8 million based on collateral pledged, for a total credit available of $157.2 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $362.4 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2012, we had $16.3 million in commitments to originate loans, $88.7 million in unused lines of credit and $5.4 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the Loss Share Agreements which were booked as of the acquisition dates of Republic, TBOM, and Old Harbor. The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on Covered Assets acquired as a result of these acquisitions. The range of discount rates on the FDIC Loss Share Receivable was 2.12% to 3.97%. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC loss share receivable.

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

	As of September 30, 2012
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	11%	(17)%
Up 200 basis points	7%	(11)%
Up 100 basis points	3%	(5)%
Base
Down 100 basis points	(3)%	9%
Down 200 basis points	(8)%	18%
Down 300 basis points	(12)%	28%

We had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.94%.

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

ITEM 5. OTHER INFORMATION

On October 22, 2012, we announced via press release our financial results for the three and nine month periods ended September 30, 2012. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a)	The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated October 22, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: October 22, 2012	By:/s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated October 22, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.