Form 10-K
period 2012-12-31
1st United Bancorp, Inc.
filed 2013-02-08
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $195 million (based on the sales price at which of the Registrant’s common stock was last sold on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock, $0.01 par value per share	34,070,270 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2013 are incorporated by reference in Part III.

1ST UNITED BANCORP, INC.
For the year ended December 31, 2012

INTRODUCTORY NOTE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements include, without limitation:

•	our ability to comply with the terms of the loss sharing agreements with the FDIC;
•	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;
•	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;
•	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the FDIC loss share receivable;
•	the frequency and magnitude of foreclosure of our loans;
•	the reduction in FDIC insurance on certain non-interest bearing accounts due to the expiration of the Transaction Account Guarantee program;
•	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;
•	our customers’ willingness to make timely payments on their loans;
•	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
•	changes in the securities and real estate markets;
•	changes in monetary and fiscal policies of the U.S. Government;
•	inflation, interest rate, market and monetary fluctuations;
•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•	our need and our ability to incur additional debt or equity financing;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	our ability to comply with the extensive laws and regulations to which we are subject;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	technological changes;

•	negative publicity and the impact on our reputation;
•	the effects of security breaches and computer viruses that may affect our computer systems;
•	changes in consumer spending and saving habits;
•	changes in accounting principles, policies, practices or guidelines;
•	the limited trading activity of our common stock;
•	the concentration of ownership of our common stock;
•	our ability to retain key members of management;
•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1. Business

About Us

General

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United Bank, is a Florida-chartered commercial bank, which operates 22 banking centers in Florida, from Central Florida through the Treasure Coast to Southeast Florida, including Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Palm Beach, Pasco and Pinellas Counties. Over the past nine years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have

▪	increased total assets from $66.8 million to $1.567 billion;
▪	increased total net loans from $39.6 million to $904.0 million;
▪	grown non-interest bearing deposits from $4.6 million to $427.0 million; and
▪	expanded our branch network from one location to 22 locations.

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

Growth Strategies. We have maintained our focus on a strategy of opportunistic expansion and have sought to enhance our franchise by increasing market share in our core markets. As a result, we have completed three FDIC-assisted transactions and one whole bank acquisition since December 2009. Our executive management team has extensive merger and acquisition experience which we intend to leverage along with our favorable financial position to take advantage of acquisitions that may become available in our market areas, including additional FDIC-assisted transactions. We will continue to be disciplined as it pertains to future acquisitions and only pursue those opportunities that meet our strategic objectives.

Market Opportunity. We operate in what we believe to be some of the most attractive markets in Florida. The community banking industry in these markets remains distressed. We believe that this distress will give us opportunities to acquire other institutions and increase our market share. We believe we are well-positioned to capitalize on these opportunities.

Focus on Asset Quality. We strive to maintain a high-quality loan portfolio and maintain the quality of our assets. As a result of what we believe to be conservative underwriting standards, prudent loan approval authority levels and procedures, experienced loan officers with an intimate knowledge of the local market, and diligent monitoring of the loan portfolio, our asset quality continues to compare favorably relative to industry and local peers.

Core Deposit Growth. A key source of our strong balance sheet growth has been the generation of a stable base of core deposits. It is our strategy to have a mix of core deposits, which favors non-interest deposits in the range of 15.0% to 30.0% of total deposits with time deposits comprising 50.0% or less of total deposits. As of December 31, 2012, approximately 33% and 24% of our total deposits were comprised of noninterest deposits and time deposits, respectively.

Net Interest Margin. Our stable funding base consisting primarily of core deposits, coupled with our credit quality results in a higher net interest margin compared to our peer group of Florida-chartered commercial banks with assets between $500 million and $2 billion, based on data derived from the FDIC Call Reports. Our net interest margin for the fiscal year ended December 31, 2012, was 5.13%. Although the historical low interest rate environment has reduced the relative benefit of our low cost funding base, we believe the consistency and low cost nature of our deposits will prove to be more of a competitive advantage in a rising rate environment.

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which we believe has been enhanced despite the prodigious growth we have experienced recently, of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service and differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively priced banking products and services with personalized service. Because of our identity and origin as a locally-owned and operated bank, we believe that our level of personal service provides a competitive advantage over the larger out-of-state banks, which tend to consolidate decision-making authority outside local communities.

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

A significant portion of our growth has been through acquisitions. Under our current management team, we have announced seven transactions since 2004:

Acquired Bank	Headquarters	Year Acquired
First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A. (2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida (2)	Clearwater, Florida	2011
Anderen Bank	Palm Harbor, Florida	2012

(1)	Branch acquisition
(2)	FDIC-assisted transaction

Recent Developments

Acquisition of Anderen Financial, Inc.

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation, and its wholly owned subsidiary Anderen Bank, a Florida-chartered commercial bank (Anderen Financial, Inc. and Anderen Bank are subsequently referred to herein collectively as “AFI” or “Anderen”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the AFI per share consideration was $7.73 calculated per the Merger Agreement. The total value of the consideration paid to AFI shareholders was $38.3 million which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19.1 million, net of approximately $61,000 of costs. The Company recorded goodwill of $5.8 million as a result of the acquisition which is not deductible for tax purposes. Total net deferred tax assets acquired was $5.7 million, primarily related to loss carry forwards. The Company completed the integration of AFI in June 2012.

The Company estimated the acquisition fair value of the acquired assets and assumed liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC Topic 805) and ASC Topic 820, Fair Value Measurements which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. See Note 2 for additional information related to the fair value of loans acquired. The Company uses third party valuations to determine the fair value of the core deposit intangible, securities, fixed assets and deposits. The fair value of other real estate owned was based on recent appraisals of the properties. The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period, not to exceed one year. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

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

Acquisition of Old Harbor Bank of Florida

On October 21, 2011, 1st United entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all of the assets of Old Harbor Bank of Florida (“Old Harbor”). The fair value of the assets acquired included $24.7 million in cash and cash equivalents, $31.0 million in securities available for sale, $115.3 million in loans and $2.3 million in other real estate owned. 1st United also assumed approximately $209.6 million in deposits. Old Harbor operated seven banking centers in Pasco and Pinellas Counties, Florida, and had 42 employees.

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

In connection with the acquisition of Old Harbor, 1st United entered into loss sharing agreements (the “Old Harbor Loss Sharing Agreements”) with the FDIC that collectively cover a substantial portion of the loan portfolio and all of the other real estate owned (the “Covered Assets”). None of the other acquired assets of Old Harbor are covered by the Old Harbor Loss Sharing Agreements with the FDIC. The Old Harbor Loss Sharing Agreements provide for the reimbursement of 70% of losses with respect to Covered Assets, up to approximately $49 million. The loss sharing agreement applicable to single-family residential mortgage loans and to commercial loans and other real estate owned are for ten and five years, respectively. The Old Harbor Loss Sharing Agreements are subject to certain servicing procedures as specified in the agreements.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Previously reported fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition became available. Specifically, additional information related to the fair value over loans and other real estate and the FDIC loss share receivable changed as new information became available. As a result, the Company updated the previously reported consolidated balance sheets and consolidated statement of cash flows for the year ended December 31, 2011 for the final measurement period adjustments. The Company recorded goodwill of $7.5 million as a result of the acquisition which is not deductible for tax purposes as well as an estimated receivable from the FDIC in the amount of $19.1 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed.

On the date of acquisition, 1st United did not immediately acquire the furniture or equipment or any of the owned facilities of Old Harbor. However, 1st United had the option to purchase the furniture and equipment and any owned facilities from the FDIC. Management of 1st United assessed each location and determined not to assume three branches, two of which were leased and one of which was owned. 1st United agreed to purchase the facilities and related furniture and equipment of two locations for $2.2 million and assumed the leases of two other facilities.

The Bank of Miami Acquisition

On December 17, 2010, the Company, through our banking subsidiary 1st United, entered into a purchase and assumption agreement with the FDIC, as receiver for The Bank of Miami (“TBOM”). Per the agreement, the Company assumed all deposits, except certain brokered deposits, and borrowings and acquired certain assets of TBOM including loans, other real estate owned and cash and investments. All of the loans acquired are covered under two loss sharing agreements (the “TBOM Loss Sharing Agreements”). The TBOM Loss Sharing Agreements cover 80% of losses incurred on acquired loans and other real estate as well as third party collection costs and 90 days of accrued interest on covered loans. The term of the loss sharing and loss recoveries is ten years for residential real estate loans and five years with respect to losses on non-residential real estate loans and eight years with respect to loss recovery. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC as the date of the transaction. New loans made after that date are not covered under the TBOM Loss Sharing Agreements with the FDIC.

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

Investment Activity

Our consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity, and optimize return. The portfolio includes residential mortgage-backed securities, residential collateralized mortgage obligations as well as a municipal security. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The following table sets forth the carrying amount of our investments portfolio, all of which were classified as available-for-sale as of December 31, 2012, 2011 and 2010:

(Dollars in thousands)	December 31,
	2012	2011	2010
Fair value of investment in:
U.S. agency residential	$—	$—	$4,038
Municipal securities	469	—	—
Residential collateralized mortgage obligations	3,759	7,757	14,695
Residential mortgage-backed	255,894	193,965	83,556
	$260,122	$201,722	$102,289

The following table sets forth the combined fair value and weighted average yield of our securities available for sale portfolio as of December 31, 2012. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

(Dollars in thousands)	Fair Value	Weighted Average Yield
Municipal Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	—	—
Over ten years	469	2.0
Total	$469	2.0%

Residential Collateralized Mortgage Obligations
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	—	—
Over ten years	—	—
Residential collateralized mortgage obligations	3,759	2.84
Total	$3,759	2.84%

Residential Mortgage-Backed Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five year through ten years	—	—
Over ten years	—	—
Residential mortgage-backed	255,894	1.99
Total	$255,894	1.99%
Total Fair Value	$260,122	2.00%
Total Amortized Cost	$256,501	2.00%

As of December 31, 2012, we did not hold any tax-exempt obligations or instruments from issuers where the amortized cost or market value represented more than ten percent of shareholders’ equity.

Lending Activity

We have adopted the strategy of presenting a robust and diverse series of lending channels and a suite of loan and loan-related products normally associated with larger banks. While this strategy demands an investment in experienced personnel and enabling systems, we believe it distinguishes us from competing community banks. We intend to continue to provide for the financing needs of the community we serve by offering a variety of loans, including:

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

We follow a lending policy that permits us to take prudent risks to assist consumers and businesses in our market area. We do not originate any subprime loans. Loan-related interest rates will vary depending on our cost of funds, the loan maturity, and the degree of risk. We are expected to meet the credit needs of customers in the communities we serve while allowing prudent liquidity through our securities portfolio. We expect this positive, community-oriented lending philosophy to translate into a sustainable volume of quality loans into the foreseeable future.

We also help enhance loan quality by staffing with experienced, well-trained lending officers capable of soliciting loan business. Our lending officers, as well as our credit officers and loan committees, recognize and appreciate the importance of exercising care and good judgment in underwriting loans, which supports our safety and profitability goals.

At December 31, 2012, 2011, 2010, 2009 and 2008, the composition of our loan portfolio was as follows:

(Dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential real estate	$165,917	18%	$196,511	22%	$228,354	26%	$200,877	30%	$100,571	20%

Commercial	179,498	20%	170,183	20%	165,203	19%	115,781	17%	90,968	19%

Commercial real estate	514,574	56%	457,276	52%	434,855	50%	282,783	43%	203,734	42%

Construction and land development	42,262	5%	43,473	5%	33,893	4%	55,689	8%	83,161	17%

Consumer and others	11,290	1%	12,093	1%	13,626	1%	11,873	2%	7,865	2%

Total loans	$913,541	100%	$879,536	100%	$875,931	100%	$667,003	100%	$486,299	100%

Allowance for loan losses	(9,788)		(12,836)		(13,050)		(13,282)		(5,799)

Net deferred (fees) costs	220		53		(138)		137		(52)

Net loans	$903,973		$866,753		$862,743		$653,858		$480,448

The following charts illustrate the number of loans in our loan portfolio as of December 31, 2012 and December 31, 2011.

Loan Portfolio as of December 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	461	$109,562	11.99%	6.99%
HELOCs and equity	315	56,355	6.17%	3.60%

Commercial:
Secured – non-real estate	669	127,514	13.96%	8.14%
Secured – real estate	86	43,613	4.77%	2.78%
Unsecured	43	8,371	0.92%	0.53%

Commercial Real Estate:
Owner occupied	233	187,007	20.47%	11.94%
Non-owner occupied	268	290,858	31.84%	18.56%
Multi-family	71	36,709	4.02%	2.34%

Construction and Land Development:
Construction	6	3,481	0.38%	0.22%
Improved land	34	20,117	2.20%	1.28%
Unimproved land	25	18,664	2.04%	1.19%

Consumer and other	196	11,290	1.24%	0.72%

Total December 31, 2012	2,407	$913,541	100.00%	58.29%

Loan Portfolio as of December 31, 2011

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	540	$139,896	15.91%	9.84%
HELOCs and equity	334	56,615	6.44%	3.98%

Commercial:
Secured – non-real estate	573	116,561	13.25%	8.20%
Secured – real estate	88	43,198	4.91%	3.04%
Unsecured	39	10,424	1.19%	0.73%

Commercial Real Estate:
Owner occupied	202	172,733	19.64%	12.15%
Non-owner occupied	243	244,178	27.76%	17.18%
Multi-family	96	40,365	4.59%	2.84%

Construction and Land Development:
Construction	7	8,173	0.93%	0.57%
Improved land	34	18,342	2.09%	1.29%
Unimproved land	27	16,958	1.93%	1.19%

Consumer and other	224	12,093	1.36%	0.85%

Total December 31, 2011	2,407	$879,536	100.00%	61.86%

Of the loan portfolio as of December 31, 2012, 892 loans with a carrying value of $327.1 million (35.8%) are subject to the Old Harbor Loss Sharing Agreements, TBOM Loss Sharing Agreements and Republic Federal Bank (“Republic”) loss sharing agreements with the FDIC (collectively “Loss Sharing Agreements”) as compared to 1,138 loans with a carrying value of $405.1 million (46.1%) which were subject to the Loss Sharing Agreements with the FDIC at December 31, 2011. In addition, at December 31, 2012, included in commercial non-real estate secured loans are approximately $16.7 million in Export -Import Bank (“EXIM”) loans which have either insurance or a guarantee of between 90% and 100% from the Export-Import Bank of the United States.

At December 31, 2012, our loan interest rate sensitivity was as follows:

(Dollars in thousands)	Maturity and/or Re-pricing Period
	Total	<1 year Fixed	<1 year Adjustable	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate
Commercial	$179,498	$29,190	$101,382	$11,848	$12,712	$23,745	$620
Residential real estate	109,562	7,683	65,078	8,851	18,257	9,693	—
Commercial real estate	514,574	41,806	151,463	132,365	88,671	94,057	6,212
Construction Land Development	42,262	8,947	27,665	5,292	85	274	—
Home Equity Lines of Credit	56,355	76	55,215	415	110	492	47
Consumer and other	11,290	2,564	7,765	867	—	94	—
Total loans	$913,541	$90,266	$408,568	$159,638	$119,835	$128,355	$6,879

As shown in the table above, a majority of our loan portfolio has either adjustable rates (approximately 59% of the loan portfolio) or shorter maturity terms.

Real Estate Loans

Real Estate Loans – Commercial

Through our lending division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our markets. Commercial real estate loans are generally originated in amounts up to 70 to 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the property, business enterprise, related borrowing entities, and guarantors.

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

We offer adjustable rate mortgages, which are commonly referred to as ARMs, and maintain these ARMs in our portfolio or sell the ARMs in the secondary market. The ability to retain ARMs in the portfolio will also from time to time allow us the opportunity to originate loans to borrowers who may not fully meet the underwriting criteria of strict secondary market standards but are still reasonable credit risks. We also originate fixed rate loans from within our primary service area. The majority of fixed rate loans are sold in the secondary mortgage market.

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

Through our business lending divisions, we originate real estate construction loans to individuals for the construction of their residences, to businesses and business owners primarily for owner-occupied, commercial real estate, and to homeowners’ associations for general repair and/or improvements to the properties. Our construction loans typically have terms up to 18 months, and generally, the maximum loan-to-value ratio at origination is 80%. The loan-to-cost maximum ratio is generally 70 to 80% for residential and commercial construction and up to 100% for homeowners’ associations.

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

The following chart illustrates the composition of our construction and land development loan portfolio in relation to total loans as December 31, 2012, 2011 and 2010.

(Dollars in thousands)	December 31,
	2012		2011		2010
	Balance	% of Loans	Balance	% of Loans	Balance	% of Loans
Construction
Residential	$2,721	0.30%	$3,135	0.36%	$—	—%
Residential Spec	—	—%	1,492	0.17%	—	—%
Commercial	760	0.08%	263	0.03%	—	—%
Commercial Spec	—	—%	3,283	0.37%	—	—%
Land Development
Residential	4,798	0.53%	1,918	0.22%	2,384	0.27%
Residential Spec	11,829	1.28%	18,473	2.11%	12,997	1.48%
Commercial	8,911	0.98%	1,048	0.12%	7,600	0.87%
Commercial Spec	13,243	1.45%	13,861	1.57%	10,912	1.25%
Total	$42,262	4.62%	$43,473	4.95%	$33,893	3.87%

Approximately $8.4 million or 20% of the construction and land development loan portfolio at December 31, 2012 is covered by the Loss Sharing Agreements. This compares to $15.6 million or 36% of the construction and land development loan portfolio at December 31, 2011 covered by the Loss Sharing Agreements.

Consumer Loans

We originate consumer loans bearing both fixed and prime-based variable interest rates. We originate our loans directly through our banking centers, business bankers and residential lenders. Residential real estate secured loans are originated through our lenders who are licensed to make these loans.

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

As part of the acquisition of Republic Federal Bank (“Republic), we obtained an EXIM lending operation. Our EXIM lending operation makes loans to companies that export U.S. goods and services to international markets and makes loans to foreign companies to facilitate the purchase of U.S. goods. Loans made under this program are insured or guaranteed between 90% and 100% by the Export Import Bank of the United States. At December 31, 2012, we had approximately $16.7 million in EXIM loans.

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

Loan Quality

Management seeks to maintain a high quality portfolio of loans through sound underwriting and lending practices. As of December 31, 2012 and 2011, approximately 83.9% and 84.2%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2012 and 2011, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 83.9% and 84.2%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At December 31, 2012, we had $19.5 million of OREO property of which $13.2 million were a result of the Old Harbor, TBOM and Republic acquisitions and are covered under their respective Loss Sharing Agreements. We had $13.5 million of OREO property as of December 31, 2011, of which $11.0 million were a result of the Old Harbor, TBOM and Republic acquisitions and covered under their respective Loss Sharing Agreements.

The following is a summary of other real estate owned as of December 31, 2012 and 2011:

(Dollars in thousands)	2012			2011
	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial Real Estate	$5,708	$10,372	$16,080	$1,922	$8,067	$9,989
Residential	646	2,803	3,449	532	2,941	3,473
Total	$6,354	$13,175	$19,529	$2,454	$11,008	$13,462

As of December 31, 2012, we had approximately $777,000 of the total of $19.5 million in other real estate under contract to sell at approximately the carrying value of the asset.

We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value.

Our risk elements at December 31, 2012, 2011, 2010, 2009 and 2008 were as follows:

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Non-Accrual Loans
Residential real estate	$2,019	$4,085	$6,104	$5,103	$4,622	$9,725
Home equity lines	796	103	899	644	323	967
Commercial real estate	3,430	6,393	9,823	13,038	5,612	18,650
Construction and land development	3,440	288	3,728	264	167	431
Commercial	185	539	724	11,812	1,241	13,053
Consumer	29	—	29	3	—	3
Total	$9,899	$11,408	$21,307	$30,864	$11,965	$42,829

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	1,457	—	1,457	647	—	647
Construction and land development	—	—	—	—	—	—
Commercial	620	32	652	—	—	—
Consumer	—	—	—	—	—	—
Total	$2,077	$32	$2,109	$647	$—	$647

Total non-accruing loans	$9,899	$11,408	$21,307	$30,864	$11,965	$42,829
Accruing => 90 days past due	2,077	32	2,109	647	—	647
Foreclosed real estate	6,354	13,175	19,529	2,454	11,058	13,512
Total non-performing assets	18,330	24,615	42,945	33,965	23,023	56,988
Performing troubled debt restructured loans	23,844	429	24,273	21,781	56	21,837
Total non-performing assets and performing troubled debt restructured loans	$42,174	$25,044	$67,218	$55,746	$23,079	$78,825

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans	1.31%	1.25%	2.56%	3.58%	1.36%	4.94%
Total non-performing assets to total assets	1.17%	1.57%	2.74%	2.39%	1.62%	4.01%
Total non-performing assets and performing troubled debt restructured loans to total assets	2.69%	1.60%	4.29%	3.92%	1.62%	5.55%

(Dollars in thousands)	December 31
	2010	2009	2008
Non-Accrual Loans
Residential real estate	$9,784	$469	$—
Home equity lines	1,638	—	324
Commercial real estate	8,885	8,566	6,792
Construction and land development	1,877	5,258	—
Commercial	314	1,277	1,433
Other	289	—	—
Total	$22,787	$15,570	$8,549

Accruing => 90 days past due
Residential real estate	$—	$—	$2,059
Home equity lines	—	—	—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Commercial	—	54	—
Other	—	—	—
Total	$—	$54	$2,059

Total non-accruing loans	$27,787	$15,570	$8,549
Accruing => 90 days past due	—	54	2,059
Foreclosed real estate	7,409	635	—
Total non-performing assets	30,196	16,259	10,608

Performing troubled debt restructured loans	14,672	1,990	—
Total non-performing assets and performing troubled debt restructured loans	$48,868	$18,249	$10,608

Ratios
Total non-accruing loans to total loans	2.60%	2.34%	1.76%
Total non-performing assets to total assets	2.38%	1.60%	1.72%
Total non-performing assets and performing troubled debt restructured loans to total assets	3.54%	1.80%	1.72%

Included in non-accrual loans at December 31, 2012 are $5.5 million purchase credit impaired loans for which cash flows could not be reasonably estimated with $4.3 million of these loans subject to Loss Sharing Agreements. Of the nonperforming assets and performing troubled debt restructuring at December 31, 2012, $25.0 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Sharing Agreements as compared to $23.1 million at December 31, 2011 for an increase of $1.9 million. These assets were initially recorded at fair value and as such we do not expect to incur any additional future losses on these assets.

At December 31, 2012, we had approximately $777,000 in other real estate owned and loans approved for sale and pending closing for which no additional losses are expected.

During the year ended December 31, 2012, for nonperforming assets not subject to Loss Sharing Agreements, we had approximately $9.1 million in non-accrual loans which were charged-off, $19.5 million were paid off or transferred to OREO, $8.5 million were added to non-accrual and $692,000 were returned to accrual status.

Past due loans, categorized by loans subject to Loss Sharing Agreements and those not subject to Loss Sharing Agreements, at December 31, 2012 and 2011 were as follows:

December 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual 90 days and over		Total
	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential Real Estate	$1,013	$292	$1,207	$—	$4,188	$2,815	$6,408	$3,107
Commercial	—	200	—	94	571	805	571	1,099
Commercial Real Estate	581	1,873	—	1,707	6,393	4,887	6,974	8,467
Construction and Land Development	—	2,767	—	—	288	3,440	288	6,207
Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual/accrual and 90 days and over		Total
	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential Real Estate	$1,864	$402	$—	$—	$4,945	$5,747	$6,809	$6,149
Commercial	666	479	—	146	1,241	11,812	1,907	12,437
Commercial Real Estate	356	272	—	318	5,612	13,685	5,968	14,275
Construction and Land Development	—	—	—	—	167	264	167	264
Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

Total past due loans decreased $14.8 million from $48 million at December 31, 2011 to $33.2 million at December 31, 2012. Past due loans subject to Loss Sharing Agreements decreased by $610,000 from $14.9 million at December 31, 2011 to $14.2 million at December 31, 2012. The decrease was due to a reduction in loans past due 30-59 days of approximately $1.3 million offset by an increase in loans 60 to 89 days past due of $1.2 million due to the addition of one loan offset by a slight reduction in nonaccrual loans. Inclusive in loans 30-59 days due and covered under Loss Sharing Agreements are $1.4 million in loans for which a payment was received and processed in early January 2013. Past due loans not subject to Loss Sharing Agreements decreased by $14.1 million from $33.1 million at December 31, 2011 to $19.0 million at December 31, 2012. The decrease was due to a reduction of nonaccrual loans over 90 days past due of $19.5 million due to resolutions during the year ended December 31, 2012. In addition, there were two loans totaling $1.8 million which are included in 90 days and over and accruing which made payments and we modified in January 2013. This reduction was offset by an increase in loans past due 30 to 59 days and 60 to 89 days and not covered under Loss Sharing Agreements by $4.1 million and $1.3 million, respectively. Loans past due 30-59 days past due at December 31, 2012 included $4.8 million in loans for which a renewal was pending and was finalized and closed in early January 2013. The increase in loans 60-89 past due is due to the inclusion of a new loan at December 31, 2012.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of December 31, 2012, and December 31, 2011, which are performing in accordance with their modification agreements.

(Dollars in thousands)

	2012 Unpaid Principal Loan Amount	2011 Unpaid Principal Loan Amount
Residential	$605	$2,306
Commercial Real Estate	17,315	11,394
Construction and Land	2,654	6,013
Commercial	3,699	2,124
Total	$24,273	$21,837

At December 31, 2012, there were 12 loans which were troubled debt restructured loans with a carrying amount of $5.7 million and specific reserves of $66,000 that were non-accrual and included in non-accrual loans. There were five loans classified as troubled debt restructured loans with a carrying value of $7.1 million and specific reserves of $684,000 that were non-accrual and included in non-accrual loans at December 31, 2011. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.76% and 4.63% at December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, we had approximately $11.8 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2011, we had approximately $5.0 million in commercial real estate loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Impaired Loans

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2012	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,454	$395	$549	$79	$1,065	$2,757
Commercial	473	122	1,453	388	—	2,242
Commercial Real Estate	3,880	506	7,220	622	648	12,258
Construction and Land Development	—	—	2,654	1,002	—	3,440
Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$5,807	$1,023	$11,876	$2,091	$1,713	$20,697

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2011	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$810	$165	$1,992	$23	$423	$6,006
Commercial	—	—	2,396	1,719	—	11,540
Commercial Real Estate	995	124	13,650	2,439	1,616	8,565
Construction and Land Development	—	—	2,516	892	—	3,761
Consumer and other	—	—	—	—	—	—
Total December 31, 2011	$1,805	$289	$20,554	$5,073	$2,039	$29,872

Overall, impaired loans decreased from $54.3 million at December 31, 2011 to $40.1 million at December 31, 2012, primarily due to resolutions, including sales, payoffs and transfers to other real estate owned, during the year ended December 31, 2012. Impaired loans subject to Loss Sharing Agreements increased by $3.7 million due to our evaluation of the portfolio. Impaired loans not subject to Loss Sharing Agreement decreased by $17.9 million from $50.4 million at December 31, 2011 to $32.6 million at December 31, 2012 primarily due to transfers to other real estate owned and resolutions, including sales and payoffs of loans during the year ended December 31, 2012.

During the years ended December 31, 2012, 2011, 2010, 2009, and 2008, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $1.3 million, $1.5 million, $858,000, $436,000, and $338,000, respectively. Excluded from impaired loans are $5.5 million of purchase credit impaired loans subject to Loss Sharing Agreements in which cash flows could not be reasonably estimated which are included in non-accrual loans.

Allowance for Loan Losses

At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans.

The overall reduction in the allowance for loan losses at December 31, 2012 as compared to December 31, 2011 was approximately $3.0 million. The majority of the decrease relates to the resolution, including sales, payoffs and transfers to other real estate owned, of impaired loans with specific reserves at December 31, 2011 as compared to December 31, 2012. At December 31, 2011, we had $20.6 million of impaired loans not covered by Loss Sharing Agreements with an allocated allowance for loan loss of $5.1 million, as compared to $11.9 million of impaired loans not covered by Loss Sharing Agreements with an allocated allowance of $2.1 million at December 31, 2012. In addition, overall loans graded special mention and substandard not covered by Loss Sharing Agreements decreased by $29.3 million (or 30.6%) from December 31, 2011 to December 31, 2012 which had a positive impact on the allowance for loan losses.

In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a Loss Sharing Agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two-year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors added approximately 11 and 20 basis points to the general reserve of the allowance for loan losses at December 31, 2012 and 2011, respectively.

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

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, we review and classify loans (including all impaired and non performing loans) as to potential loss exposure.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses of new appraisals are reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at December 31, 2012 and 2011:

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate	$165,917	$80,215	$2,578	$4,188	$65,484	$7,927	$5,525
Commercial	179,498	32,080	405	540	135,488	6,516	4,469
Commercial Real Estate	514,574	182,009	10,264	6,393	284,184	17,563	14,161
Construction and Land Development:	42,262	7,921	—	505	24,317	3,138	6,381
Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,541	$302,236	$13,247	$11,626	$520,025	$35,728	$30,679

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2011
Residential Real Estate	$196,511	$104,038	$1,363	$4,945	$65,930	$11,016	$9,219
Commercial	170,183	42,097	999	1,241	103,800	7,823	14,223
Commercial Real Estate	457,276	211,389	16,659	5,612	178,317	23,489	21,810
Construction and Land Development:	43,473	15,248	222	167	19,820	1,290	6,726
Consumer and other	12,093	1,079	—	—	10,877	5	132
Total December 31, 2011	$879,536	$373,851	$19,243	$11,965	$378,744	$43,623	$52,110

Substandard loans totaled $42.3 million at December 31, 2012 (of which $11.6 million were subject to the Loss Sharing Agreements) and $64.1 million at December 31, 2011 (of which $12.0 million were subject to the Loss Sharing Agreements). The decrease of $21.8 million since December 31, 2011 was primarily due to the resolution, including sales, payoffs and transfers to other real estate owned, of loans not covered under Loss Sharing Agreements of $21.4 million through sale, charge-off or foreclosure and transfer to OREO during the year. There was a slight decrease in substandard loans covered under Loss Sharing Agreements of $339,000 from December 31, 2011 to December 31, 2012. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at December 31, 2012, we had $40.1 million (or 4.4% of total loans) in loans we classified as impaired. This compares to $54.3 million or 6.2% of total loans at December 31, 2011. The decrease was primarily due to the resolution, including sales, payoffs and transfers to other real estate owned, of loans during the year. At December 31, 2012 and December 31, 2011, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $3.1 million and $5.4 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At December 31, 2012, we had $49.0 million (5.4% of outstanding loans), which included $13.2 million in loans subject to Loss Sharing Agreements, which compares to $62.9 million (7.2% of outstanding loans) of which $19.2 million were subject to Loss Sharing Agreements, at December 31, 2011. Special Mention loans not subject to Loss Sharing Agreements decreased by $7.9 million to $35.7 million at December 31, 2012, as compared to $43.6 at December 31, 2011. The decrease is attributable to the resolution, including sales, payoffs and transfers to other real estate owned, of loans and ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

We base the allowance for loan losses on estimates and ultimate realized losses may vary from current estimates. We review these estimates quarterly, and as adjustments, either positive or negative, become necessary, we make a corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty repaying loans. As a result, the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in loan loss provisions.

During the years ended December 31, 2012 and 2011, we recorded $6.4 million and $7.0 million, respectively, in provision for loan losses primarily as a result of charge-offs during the period, changes within classified and impaired loans and a moderation of real estate values on the underlying collateral of impaired loans.

During the years ended December 31, 2012, 2011, 2010, 2009, and 2008, the activity in our allowance for loan losses was as follows:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$12,836	$13,050	$13,282	$5,799	$2,070
Provision charged to expense	6,350	7,000	13,520	13,240	1,910
Effect of acquisition	—	—	—	—	2,731
Charge-offs	(9,826)	(7,366)	(13,933)	(5,788)	(915)
Recoveries	428	152	181	31	3
Balance at end of period	$9,788	$12,836	$13,050	$13,282	$5,799

Net charge-offs /average total loans	1.01%	0.87%	2.01%	1.14%	0.21%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

As of December 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788

Total Loans	$179,498	$165,917	$514,574	$42,262	$11,290	$913,541

Allowance as percent of loans per category as of December 31, 2012	1.52%	1.13%	0.66%	4.13%	0.36%	1.07%

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Total Loans	$170,183	$196,511	$457,276	$43,473	$12,093	$879,536

Allowance as percent of loans per category as of December 31, 2011	1.83%	0.99%	1.16%	5.54%	0.57%	1.46%

As of December 31, 2010:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Total Loans	$165,203	$228,354	$434,855	$33,893	$13,626	$875,931

Allowance as percent of loans per category as of December 31, 2010	2.32%	1.33%	0.95%	5.59%	1.12%	1.49%

(Dollars in thousands)	December 31,
	2009		2008
	Amount	% of loans in each category	Amount	% of loans in each category
Commercial loans	$3,415	17%	$636	20%
Real estate loans	8,973	81%	1,165	77%
Consumer loans	232	2%	48	3%
Other	662	—	221	—
Total	$13,282	100%	$2,070	100%

The decrease in the general reserves for construction and land development loans from $1.5 million at December 31, 2011 to $743,000 at December 31, 2012 primarily related to the improvement in historical loss factors over the previous period. In addition, the overall balance in loans held as construction and land development decreased from December 31, 2011 to December 31, 2012 by $1.2 million which was driven by resolutions and payments of $10.5 million during the year, offset by the addition of AFI balances of $8.7 million which did not have a general reserve at December 31, 2012.

The decrease in the allowance as a percentage of commercial real estate loans from December 31, 2011 to December 31, 2012 is due to the resolution and charge off of a loan in 2012 which had a specific reserve of approximately $1.4 million and the inclusion of approximately $61.0 million in AFI loans in this category, for which no general reserve was allocated at December 31, 2012. Excluding these loans, the allowance as a percentage of commercial real estate loans would be 0.75% at December 31, 2012 as compared to 0.86% at December 31, 2011.

The general reserve for commercial loans decreased to $1.39 million at December 31, 2011 from $3.57 million at December 31, 2010, due to the transfer of loans and related reserves to impaired during the year.

The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.72% at December 31, 2012 which compares to 0.95% at December 31, 2011 and 1.09% at December 31, 2010. Excluding loans acquired as a result of the AFI merger on April 1, 2012, which as of December 31, 2012 did not have a general reserve allocated, the general reserve as a percentage of loans collectively evaluated for impairment would be 0.82%. The 13 basis point decrease in this general reserve ratio as compared to December 31, 2011 was primarily a result of a decrease of 22.1% ($13.9 million) in special mention loans from December 31, 2011 to December 31, 2012 which have a higher allocation of general reserve and the improvement in historical loss factors related to construction and land loans.

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries
Commercial real estate	$3,159	$110	$1,937	$35	$2,204	$46	$2,394	$2	$671	$—
Residential real estate	1,019	189	2,829	13	2,069	26	—	—	—	—
Construction and land development	—	36	1,162	36	7,125	15	1,805	—	—	—
Commercial	5,648	43	1,306	63	1,617	80	1,549	27	244	3
Consumer and others	—	50	132	5	918	14	40	2	—	—
Total	$9,826	$428	$7,366	$152	$13,933	$181	$5,788	$31	$915	$3

Net charge-offs for the year ended December 31, 2012 were approximately $9.4 million compared to $7.2 million for the year ended December 31, 2011. During the year ended December 31, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.4 million charge off during the year.

Deposits

We maintain a full range of deposit products, accounts and services to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, telephone banking services to include account inquiry and balance transfers, and courier service to certain customers who meet minimum qualifications. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 30% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies. At December 31, 2012, we had approximately $315.4 million in deposits by foreign nationals banking in the United States which were primarily assumed as part of the TBOM and Republic transactions. At December 31, 2012, we had no wholesale certificates of deposit. However, 1st United participates in the Certification of Deposit Account Registration System (“CDARS”) and maintained $24.9 million of reciprocal deposits at December 31, 2012.

As of December 31, 2012, 2011, and 2010, the average distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,
	2012		2011		2010
	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate
Noninterest bearing accounts	$385,066	—	$325,277	—	$222,970	—

Interest bearing accounts
NOW accounts	$154,687	0.15%	$125,267	0.18%	$108,275	0.18%
Money market accounts	338,242	0.46%	278,104	0.79%	180,999	0.95%
Savings accounts	63,736	0.30%	44,696	0.53%	37,270	0.61%
Certificates of deposit	336,970	0.98%	297,806	1.12%	301,428	1.70%
Average interest bearing deposits	$893,695	0.59%	$745,873	0.80%	$627,972	1.16%
Average total deposits	$1,278,701	0.41%	$1,071,150	0.56%	$850,942	0.86%

As of December 31, 2012, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$51,351	0.82%
3 to 6 months	45,595	1.19%
6 to 12 months	64,599	1.11%
Over 12 months	46,298	1.44%
	$207,843	1.13%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2012, 2011, and 2010:

(Dollars in thousands)	December 31, 2012				December 31, 2011
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$19,855	0.12%	$11,779	0.13%	$8,746	0.13%	$11,998	0.13%
FHLB advances	—	4.68%	137	4.60%	5,000	4.60%	5,000	4.60%
Other borrowings	—	—	—	—	—	—	4,053	2.80%
Total	$19,855		$11,916		$13,746		$21,051

	December 31, 2010
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$12,886	0.16%	$14,227	0.16%
Fed Funds purchased	—	—	1	0.35%
FHLB advances	5,000	4.60%	5,000	4.68%
Other borrowings	4,750	2.75%	5,141	4.40%
Total	$22,636		$24,369

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

(Dollars in thousands)	December 31,
	2012		2011		2010
	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end
Repurchase agreements	$20,201	Nov-12	$17,405	Jan-11	$22,849	Jan-10
Fed Funds purchased	—	—	—	—	100	Aug-10
FHLB advances	—	—	5,000	Jan-11	5,000	Mar-10
Other borrowings	—	—	4,750	Jan-11	5,036	Jan-10

Competition

Commercial banking in Florida, including our market, is highly competitive, due in large part to Florida’s historical profile of population growth and wealth. Our markets contain not only community banks, but also significant numbers of the country’s largest commercial and wealth management/trust banks.

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

Our largest competitors in the market include Wells Fargo & Company, Bank of America Corporation, SunTrust Banks Inc., PNC Bank, Citigroup Inc., JPMorgan Chase & Co., Regions Financial Corporation, Raymond James Financial, Inc., BankUnited, Inc. and BB&T Corporation. These institutions capture the majority of the deposits in the market. According to data provided by the FDIC, as of June 30, 2012, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 2% in each county where we operate. As of June 30, 2012, there were a total of 166 depository institutions operating in our markets. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions change ownership. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

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

Proposed Changes to Regulatory Capital Requirements

In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III”.  The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  It is unclear whether, if, or in what form Basel III will be adopted. A summary of the proposed regulatory changes is set forth below.

▪	New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

▪	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies may be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

▪	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

▪	Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

▪	Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

▪	Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – 1st United Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

▪	Changes in Capital Treatment of Trust Preferred Securities. Dodd-Frank requires all trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 to be counted as Tier II Capital.
▪	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. Because this is an entirely new agency, the impact on us is largely uncertain. However, any new regulatory requirements or modified interpretations of existing regulations will affect our consumer business practices and operations potentially resulting in increased compliance costs.
▪	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.
▪	Payment of Interest on Demand Deposits. On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve.
▪	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.
▪	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.
▪	Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
▪	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at 1st United.

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

The Federal Reserve maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

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

The ability of 1st United to pay dividends, however, is subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to 1st United by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Beginning in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under TAGP, all money in these accounts were fully insured by the FDIC regardless of dollar amount. This increase to coverage was originally in effect through December 31, 2009, but was extended several times until it expired on December 31, 2012.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories designed to measure risk. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest rated sub-category of the highest rated category to 0.45% of deposits for an institution in the lowest rated category. On November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $3.3 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Capital Regulations.

The Federal Reserve has adopted risk-based capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. As described above, the federal banking regulators have issued proposed rules that, if adopted, would change these capital requirements to substantially conform with the Basel III international standards. However, final rules have not yet been adopted and, therefore, the new and heightened Basel III capital requirements are not yet applicable.

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

As of December 31, 2012, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

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

As a member of the FHLB of Atlanta, 1st United is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points) of the 1st United’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2012, 1st United was in compliance with this requirement.

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

Employees

As of December 31, 2012, we had a total of approximately 298 employees, including approximately 292 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

On October 21, 2011, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Old Harbor Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits and certain identified assets and liabilities of Old Harbor Bank, a Florida-chartered commercial bank headquartered in Clearwater, Florida. 1st United also entered into Loss Sharing Agreements with the FDIC. Under the Loss Sharing Agreements, 1st United will share losses in the losses on assets covered under the Old Harbor Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 70% of up to $49 million of losses with respect to the acquired $116.7 million loan portfolio and the $2.3 million of other real estate owned, or “OREO” at fair value.

On December 17, 2010, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Bank of Miami Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits and certain identified assets and liabilities of The Bank of Miami, a national association headquartered in Miami, Florida. 1st United also entered into Loss Sharing Agreements with the FDIC. Under the Loss Sharing Agreements, 1st United will share in the losses on assets covered under the Bank of Miami Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 80% of losses with respect to the $218.2 million loan portfolio and the $8.2 million of OREO, at fair value on the date acquired.

On December 11, 2009, 1st United entered into an Assumption Agreement – Whole Bank; All Deposits (“Republic Purchase and Assumption Agreement”) with the FDIC, pursuant to which 1st United assumed all deposits (except certain broker deposits) and certain identified assets and liabilities of Republic Federal Bank, a national association headquartered in Miami, Florida. 1st United also entered into Loss Sharing Agreements with the FDIC. Under the Loss Sharing Agreements, 1st United will share in the losses on assets covered under the Republic Purchase and Assumption Agreement. The FDIC will reimburse 1st United for 80% of losses of up to $36 million with respect to the entire $185 million acquired loan portfolio at fair value. The FDIC will reimburse 1st United for 95% of losses in excess of $36 million with respect to the $238 million acquired loan portfolio.

The Old Harbor Purchase and Assumption Agreement, the Republic Purchase and Assumption Agreement and the Bank of Miami Purchase and Assumption Agreement and their respective Loss Sharing Agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, including certain restrictions on our change of control. The loss-sharing agreements prohibit the assignment by 1st United of its rights under the Loss Sharing Agreements and the sale or transfer of any subsidiary of 1st United holding title to assets covered under the Loss Sharing Agreements without the prior written consent of the FDIC. An assignment would include (i) the merger or consolidation of 1st United with or into another bank; (ii) our merger or consolidation with or into another company; (iii) the sale of all or substantially all of the assets of 1st United to another company or person; (iv) a sale by any one or more shareholders of more than 9% of the outstanding shares of 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the Loss Sharing Agreements or (v) the sale of shares by 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the Loss Sharing Agreements, in a public or private offering, that increases the number of outstanding shares by more than 9%. 1st United’s rights under the Loss Sharing Agreements will terminate if any assignment of the Loss Sharing Agreements occurs without the prior written consent of the FDIC.

Our failure to comply with the terms of the Loss Sharing Agreements or to properly service the loans and OREO under the requirements of the Loss Sharing Agreements may cause individual loans or large pools of loans to lose eligibility for loss sharing payments from the FDIC. This could result in material losses that are currently not anticipated.

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

Economic conditions began deteriorating during the latter half of 2007 and have not fully recovered since that time. Business activity across a wide range of industries and regions, including South and Central Florida, has been greatly reduced and many businesses are experiencing serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment in the U.S. and our market areas has continued to exceed recent historical levels prior to 2007. As a result of this economic crisis, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Overall, the general business environment has had an adverse effect on our business, and the environment may not improve in the near term. Accordingly, unless and until conditions improve, our business, financial condition and results of operations could continue to be adversely affected.

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

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This will result in credit losses that are inherent in the lending business. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	specific loans that have loss potential;
•	delinquency trends;
•	estimated fair market value of the collateral;
•	current economic conditions; and
•	geographic and industry loan concentrations.

As of December 31, 2012, 1st United’s allowance for loan losses was $9.8 million, which represented approximately 1.07% of its total amount of loans. 1st United had $21.3 million in non-accruing loans as of December 31, 2012, of which approximately $11.4 million are covered by Loss Sharing Agreements. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United’s allowance for loan losses would adversely impact our net income and capital.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2012, our nonperforming assets (which consist of non-accruing loans, accruing loans 90+ days delinquent, and foreclosed real estate assets) totaled $42.9 million, or 2.74% of total assets, which is a decrease of $14.0 million or 24.6% over nonperforming assets at December 31, 2011. At December 31, 2011, our nonperforming assets were $57.0 million, or 4.01% of total assets. Nonperforming assets included $24.6 million and $23.0 million assets covered by Loss Sharing Agreements as of December 31, 2012 and December 31, 2011, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

The required accounting treatment of troubled loans we acquired through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under U.S. GAAP, we are required to record troubled loans acquired through acquisitions at fair value which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. In 2012 and 2011 our net interest margins were increased by 1.5% and 1.04%, respectively, because of these discount accretions. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margin and lower interest income in future periods.

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and nonperforming assets.

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2012, commercial real estate loans, including multi-family loans, comprised approximately 56.3% of our total loan portfolio.
▪	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2012, commercial loans comprised approximately 19.7% of our total loan portfolio.
▪	Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2012, construction and development loans comprised approximately 4.6% of our total loan portfolio.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses.

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

Our profitability depends to a large extent on 1st United’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

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

Changing conditions in Latin America could adversely affect our business.

A substantial number of our customers have economic and cultural ties to Latin America and, as a result, we are likely to feel the effects of adverse economic and political conditions in Latin America. As of December 31, 2012, approximately $315.4 million of our deposits were from foreign nationals whose primary residence is Latin America. U.S. and global economic policies, political or political tension, and global economic conditions may adversely impact the Latin American economies. If economic conditions in Latin America change, we could experience an outflow of deposits by those of our customers with connections to Latin America.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of December 31, 2012, we had $58.3 million in goodwill, which represented approximately 3.72% of our total assets.

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

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This could reduce our liquidity, or require us to pay higher interest rates to retain deposits and maintain our liquidity and could adversely affect our earnings.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) and the elimination of the FDIC’s TAG program may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 25% of total deposits, and we currently maintain approximately 32.8% of deposits as non-interest bearing.

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

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets. Banking regulators could implement additional changes to the capital adequacy standards applicable to us and 1st United in the future. As described in further detail above in the section captioned “Regulatory Considerations – Proposed Changes to Regulatory Capital Requirements,” the federal banking regulators issued proposed rules that would create new and increased capital requirements for depository institutions in the U.S. If these rules are adopted, we would be required to maintain higher regulatory capital levels which could impact our operations, net income and our ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

In order to comply with regulations, guidelines and examination procedures in this area, 1st United has been required to adopt new policies and procedures and to install new systems. If 1st United’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, 1st United would be subject to liability, including fines and regulatory actions. Such regulatory action may include restrictions on 1st United’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. In addition, because 1st United operates in Florida and because of the recent acquisitions of Old Harbor Bank and the acquisition of AFI, we expect that 1st United will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South and Central Florida. As of December 31, 2012, 83.8% of our loans secured by real estate are secured by commercial and residential properties located in Palm Beach, Miami-Dade, Broward, Hillsborough, Orange and Pasco Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and an increase in delinquencies and foreclosures. As a result of this concentration, we may face greater risk than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South and Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2012, approximately 56.3% and 18.2% of our $904.0 million loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively. As of December 31, 2012, approximately 4.6% of total loans was secured by property under construction and land development.

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

Our investment securities portfolio as of December 31, 2012 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.

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

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock in 2012 was approximately 46,426 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock and thereby, the value of your investment in our common stock.

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

We may be unable to declare and pay dividends in the future.

We declared a special dividend in December 2012 and also announced that we anticipated commencing a regular quarterly dividend in 2013. However, the payment of dividends to our shareholders depends largely upon the ability of 1st United to declare and pay dividends to us, as the principal source of our revenue is from such dividends. Our ability to declare and pay dividends depend primarily upon earnings, financial condition and need for funds, as well as governmental policies and regulations applicable to us and 1st United.

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

The Company’s ability to pay cash dividends is further limited by certain restrictions imposed generally on Florida corporations under the Florida Business Corporation Act, specifically, no cash dividends may be paid if, after payment, (a) the corporation would not be able to pay its debts as they become due in the usual course of business, or (b) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

As a result of the foregoing laws, regulations and restrictions, we may be unable to pay additional dividends to our shareholders in the future.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2012, we operated 22 full service banking centers in Florida, which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
North Palm Beach Banking Center	April 2000	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Coral Ridge Banking Center	November 2004 (1)	Leased
Vero Beach Banking Center	August 2008 (2)	Owned
Sebastian Banking Center	August 2008(2)	Owned
Barefoot Bay Banking Center	August 2008(2)	Owned
Brickell Bay Banking Center	December 11, 2009(3)	Leased
Doral Banking Center	December 11, 2009(3)	Leased
Coral Way Banking Center	September 2010	Leased
Countryside Banking Center	October 2011(4)	Leased
Dunedin Banking Center	October 2011(4)	Owned
New Port Richey Banking Center	October 2011(4)	Leased
Palm Harbor Banking Center	October 2011(4)	Owned
Fort Harrison Banking Center	April 1, 2012(5)	Leased
Winter Park Banking Center	April 1, 2012(5)	Owned
Kennedy Blvd Banking Center	April 1, 2012(5)	Owned

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable Merger on February 29, 2008, these banking centers became 1st United offices.
47

(2)	Represents banking centers acquired as part of the Citrus acquisition consummated on August 15, 2008.
(3)	Represents banking centers acquired as part of the Republic Federal acquisition consummated on December 11, 2009.
(4)	Represents banking centers acquired as part of the Old Harbor acquisition consummated on October 21, 2011.
(5)	Represents banking centers acquired as part of the AFI acquisition consummated on April 1, 2012.

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

In December 2012, the Company declared and paid a special cash dividend of $0.10 per common share. Beginning in the first quarter of 2013, the Company expects to declare and pay quarterly dividends on common stock. We have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of January 31, 2013, our common stock was held by approximately 499 shareholders of record.

	High	Low
2011
First Quarter	$7.46	$6.01
Second Quarter	7.19	5.18
Third Quarter	6.50	4.56
Fourth Quarter	5.73	4.44

2012
First Quarter	$6.36	$5.47
Second Quarter	6.39	5.31
Third Quarter	6.56	5.40
Fourth Quarter	6.83	5.30

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

	Period Ending
Index	09/18/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
1st United Bancorp, Inc.	100.00	125.26	129.12	121.23	109.12	97.37	108.95	111.41
NASDAQ Composite	100.00	106.69	99.63	126.05	132.37	125.05	141.71	147.25
SNL Southeast Bank	100.00	88.40	87.69	85.83	76.35	50.22	68.05	83.42

Item 6. Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

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

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,
	2012(a)	2011(b)	2010(c)	2009(d)	2008
BALANCE SHEET DATA
Total assets	$1,566,779	$1,421,487	$1,267,181	$1,013,441	$617,821
Tangible assets	1,505,253	1,365,722	1,218,884	965,388	570,703
Total loans	913,541	879,536	875,931	667,140	486,247
Allowance for loan losses	9,788	12,836	13,050	13,282	5,799
Securities available for sale	260,122	201,722	102,289	88,843	35,075
Goodwill and other intangible assets	61,526	55,765	48,297	48,053	47,118
Deposits	1,303,022	1,181,708	1,064,687	802,808	436,269
Non-interest bearing deposits	426,968	329,283	281,285	194,185	100,785
Shareholders’ equity	236,690	215,351	173,488	170,594	98,870
Tangible shareholders’ equity	175,164	159,586	125,191	122,541	51,752
INCOME STATEMENT DATA
Interest income	$72,849	$60,409	$45,763	$28,539	$30,250
Interest expense	5,313	6,349	7,745	7,246	9,584
Net interest income	67,536	54,060	38,018	21,293	20,666
Provision for loan losses	6,350	7,000	13,520	13,240	1,910
Net interest income after provision for loan losses	61,186	47,060	24,498	8,053	18,756
Gain on acquisition	—	—	10,133	20,535	—
Other non-interest income	(2,666)	1,739	4,411	2,427	2,037
Non-interest expense	50,984	42,845	36,429	26,168	22,904
Income (loss) before income taxes	7,536	5,954	2,613	4,847	(2,111)
Income tax expense (benefit)	2,808	2,282	1,015	1,827	(752)
Net income (loss)	4,728	3,672	1,598	3,020	(1,359)
Preferred stock dividends earned	—	—	—	(774)	(368)
Net income (loss) available to common shareholders	$4,728	$3,672	$1,598	$2,246	$(1,727)

PER SHARE DATA
Basic earnings (loss) per share	$0.14	$0.13	$0.06	$0.17	$(0.25)
Diluted earnings (loss) per share	$0.14	$0.13	$0.06	$0.17	$(0.25)
Cash dividends declared	$0.10	—	—	—	—
Dividend payout ratio	71.43%	—	—	—	—
Book value per common share	$6.95	$7.04	$7.00	$6.88	$10.87
Tangible book value per common share	$5.14	$5.22	$5.05	$4.94	$5.44
SELECTED OPERATING RATIOS
Return on average assets	0.31%	0.28%	0.15%	0.46%	(0.25)%
Return on average shareholders’ equity	2.03%	1.80%	0.91%	2.44%	(1.63)%
Net interest margin	5.13%	4.76%	4.06%	3.69%	4.23%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	15.11%	15.15%	13.69%	16.83%	16.00%
Tangible equity/tangible assets	11.64%	11.69%	10.27%	12.69%	9.07%
Non-performing loans/total loans	2.56%	4.94%	2.60%	2.34%	1.76%
Non-performing assets/total assets	2.74%	4.01%	2.38%	1.60%	1.72%
Allowance for loan losses/total loans	1.07%	1.46%	1.49%	1.99%	1.19%
Allowance for loan losses/non-performing loans	41.80%	29.52%	57.27%	85.0%	55%
Net charge-offs (recoveries)/average total loans	1.01%	0.87%	2.01%	1.14%	0.21%
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	11.45%	11.75%	11.78%	12.54%	8.15%
Tier 1 Risk-based Capital	21.24%	23.90%	21.02%	23.23%	9.46%
Total Risk-based Capital	22.46%	25.16%	23.08%	25.45%	11.69%
REGULATORY CAPITAL RATIOS FOR THE BANK:
Leverage Ratio	10.27%	9.11%	9.90%	7.72%	6.91%
Tier 1 Risk-based Capital	19.09%	18.61%	17.67%	14.36%	8.03%
Total Risk-based Capital	20.30%	19.87%	19.73%	16.59%	10.26%

(a)	Includes the acquisition of Anderen Financial, Inc. effective April 1, 2012.
(b)	Includes the acquisition of Old Harbor bank of Florida effective October 1, 2011.
(c)	Includes the acquisition of The Bank of Miami, N.A. effective December 17, 2010.
(d)	Includes the acquisition of Republic Federal Bank, N.A. effective December 11, 2009.

GAAP Reconciliation

(Dollar amounts in thousands, except per share amounts)

	As of and for the years ended December 31,
	2012	2011	2010	2009	2008
Total assets	$1,566,779	$1,421,487	$1,267,181	$1,013,441	$617,821
Goodwill	(58,258)	(52,505)	(45,008)	(45,008)	(45,008)
Intangible assets, net	(3,268)	(3,260)	(3,289)	(3,045)	(2,110)
Tangible Assets	$1,505,253	$1,365,722	$1,218,884	$965,388	$570,703

Shareholders’ equity	$236,690	$215,351	$173,488	$170,594	$98,870
Goodwill	(58,258)	(52,505)	(45,008)	(45,008)	(45,008)
Intangible assets, net	(3,268)	(3,260)	(3,289)	(3,045)	(2,110)
Tangible shareholders’ equity	$175,164	$159,586	$125,191	$122,541	$51,752

Book value per common share	$6.95	$7.04	$7.00	$6.88	$10.87
Effect of intangible assets	(1.81)	(1.82)	(1.95)	(1.94)	(5.43)
Tangible book value per common share	$5.14	$5.22	$5.05	$4.94	$5.44

Equity to total assets	15.11%	15.15%	13.69%	16.83%	16.00%
Effect of intangible assets	(3.47)	(3.46)	(3.42)	(4.14)	(6.93)
Tangible equity/tangible assets	11.64%	11.69%	10.27%	12.69%	9.07%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2012 compares with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

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

Business Overview

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United, is a Florida-chartered commercial bank, which operates 22 banking centers in Florida, from Central Florida through the Treasure Coast to South Florida, including Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Palm Beach, Pasco, and Pinellas Counties.

Over the past nine years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have

▪	increased total assets from $66.8 million to $1.567 billion;
▪	increased total net loans from $39.6 million to $904.5 million;
▪	grown non-interest bearing deposits from $4.6 million to $427.0 million; and
▪	expanded our branch network from one location to 22 locations.

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

Our lending operations are entirely within the State of Florida, which has been particularly hard hit in the current economic recession. Evidence of the economic downturn in Florida is particularly reflected in recent unemployment statistics and realization of real estate devaluation. According to data from the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2012 was 8.0% which is above the national average of 7.8%. Although the unemployment rate decreased from 9.9% at the end of 2010 and 12.0% at the end of 2009, Florida continues to have one of the highest unemployment rates in the United States, which has adversely affected our market areas as evidenced by layoffs and business closings, as well as wealth reduction due to depressed markets.

We have also experienced a high volume of bankruptcy filings in Florida during recent years. According to the most recent data available from the U.S. Federal Courts, Florida had the second highest number of bankruptcy filings in the United States through the first three quarters of 2012. Only California experienced more bankruptcy filings. The majority of the filings in Florida were non-business bankruptcies.

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

A significant portion of our growth has been through acquisitions. Under our current management team, we have announced seven transactions since 2004:

Acquired Bank	Headquarters	Year Acquired
First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A. (2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida (2)	Clearwater, Florida	2011
Anderen Bank	Palm Harbor, Florida	2012

(1)	Branch acquisition
(2)	FDIC-assisted transaction

Anderen Financial, Inc.

On April 1, 2012, the Company completed its acquisition of AFI, pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, each outstanding share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the AFI per share consideration was $7.73 calculated per the Merger Agreement. The total value of the consideration paid to AFI shareholders was $38.3 million which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19.1 million, net of approximately $61,000 of costs. The Company recorded goodwill of $5.8 million as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired was $5.9 million, primarily related to loss carry forwards. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company uses third party valuations to determine the fair value of the core deposit intangible, securities, fixed assets and deposits. The fair value of other real estate owned was based on recent appraisals of the properties. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date.

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

The deposits were acquired with a 0% premium and assets were acquired at a discount of approximately $8.5 million, subject to customary adjustments. The FDIC’s obligation to reimburse the Company for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse 1st United for 70% of losses with respect to Covered Assets, up to approximately $49 million. 1st United will reimburse the FDIC for 70% of recoveries with respect to losses for which the FDIC paid 1st United 70% reimbursement under the Loss Sharing Agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and 1st United reimbursement to the FDIC for ten years. The loss sharing agreement applicable to commercial loans and other real estate owned provides for FDIC loss sharing for five years and 1st United reimbursement for eight years. In addition, on December 15, 2021, 1st United will pay to the FDIC 50% of the excess, if any, of (1) $9,761 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the acquisition, (b) 20% of the Cumulative Shared-Loss Payments (as defined below) and (c) 3.5% of the total loans subject to loss sharing. For the purposes of the above calculation, “Cumulative Shared-Loss Payments” means (i) the aggregate of all of the payments made or payable to the Company under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss sharing agreements

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair values. The estimated fair values were completed in 2012. Changes from our original estimates of fair value were due to additional information related to the fair value over loans, other real estate and the FDIC loss share receivable. As a result of the transaction, 1st United recorded goodwill of $7.5 million in the consolidated balance sheet for the year ended December 31, 2011.

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

The Bank of Miami Acquisition

On December 17, 2010, 1st United acquired certain assets and liabilities of TBOM from the FDIC. Assets acquired included loans, other real estate owned cash and investments. 1st United also assumed all deposits (except certain brokered deposits) and borrowings.

All of the loans and other real estate owned are covered by two loss sharing agreements between the FDIC and 1st United. Under these loss sharing agreements, the FDIC will cover 80% of covered loan and other real estate losses for loans and other real estate owned acquired. The TBOM Loss Sharing Agreements also cover third party collection costs and 90 days of accrued interest on covered loans. The term for loss sharing and loss recoveries on residential real estate loans is ten years, while the term for loss sharing and loss recoveries on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by TBOM the Loss Sharing Agreements. The TBOM Loss Sharing Agreements related to the TBOM acquisition are subject to certain servicing procedures as specified in the agreements.

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

As part of the acquisition, 1st United had the option to acquire the furniture or equipment and any owned facilities from the FDIC. 1st United also had the option to repudiate or assume all leases entered into by the former TBOM. Two of the former TBOM banking facilities were leased and one was owned. Management determined not to retain any of the TBOM branches and services the acquired deposits from existing 1st United banking centers.

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

Financial Overview

▪	Net earnings for the year ended December 31, 2012 were $4.7 million compared to net earnings of $3.7 million in 2011.
▪	Net interest margin increased to 5.13% for the twelve months ended December 31, 2012 compared to 4.76% for the twelve months ended December 31, 2011.
▪	During the year ended December 31, 2012, we incurred approximately $1.8 million in personnel, IT and facilities costs and merger reorganization expense that related to the integration of AFI and Old Harbor. During the year ended December 31, 2011, we incurred approximately $1.1 million in personnel, IT, facilities and merger reorganization expense related to the integration of TBOM.
▪	The changes in operating results for the year ended December 31, 2012 when compared to the year ended December 31, 2011, and for the balance sheet at December 31, 2012 when compared to December 31, 2011, were substantially a result of the AFI Acquisition in April 2012 and Old Harbor in October 2011.
▪	Non-performing assets at December 31, 2012 represented 2.74% of total assets compared to 4.01% at December 31, 2011. Non-performing assets not covered by the Loss Sharing Agreements represented 1.17% of total assets at December 31, 2012 compared to 2.39% at December 31, 2011.
▪	Total assets increased to $1.567 billion at December 31, 2012 from $1.421 billion at December 31, 2011 primarily due to the AFI acquisition.
▪	Securities available for sale increased by approximately $58.4 million from $201.7 million at December 31, 2011 to $260.1 million at December 31, 2012. The increase was a result of the Company investing excess liquidity of approximately $194.3 million primarily in residential mortgage backed securities during the year ended December 31, 2012, as well as the acquisition of $37.7 million of residential mortgage backed securities from AFI, which was offset by sales of $102.5 million and maturities and principal payments of $69.7 million.
▪	Net loans increased by approximately $37.2 million to $904.0 million at December 31, 2012 from $866.8 million at December 31, 2011. The change was due to the acquisition of $132.0 million of loans in connection with the merger of AFI as well as new loan production which was offset by payoffs and resolutions during the year.
▪	Other real estate owned increased by $6.1 million to $19.5 million from $13.5 million at December 31, 2011. The increase was due to the foreclosure of $30.0 million of loans which was partially offset by OREO sales of $24.1 million, net of a $3.3 million gain for the year ended December 31, 2012. At December 31, 2012, we had $777,000 in OREO under contract for sale.
▪	FDIC loss share receivable was reduced by approximately $26.2 million from $72.9 million at December 31, 2011 to $46.7 million at December 31, 2012. The decrease was primarily due to cash receipts from the FDIC of approximately $11.6 million and approximately $13.7 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $1.2 million.
▪	Deposits increased by $121.3 million from $1.182 billion at December 31, 2011 to $1.303 billion at December 31, 2012 due primarily from the acquisition of $161.0 million in deposits from the AFI Acquisition and overall growth in non-interest bearing deposits offset by a planned reduction of higher cost acquired deposits. The percentage of non-interest bearing deposits to total deposits was approximately 33% at December 31, 2012 compared to approximately 28% at December 31, 2011.
▪	Total shareholders’ equity increased to $236.7 million at December 31, 2012 from $215.4 million at December 31, 2011 as a result of the acquisition of AFI and the corresponding issuance of $19.1 million in common shares and the result of net earnings for the year ended December 31, 2012 of $4.7 million.

Financial Condition

At December 31, 2012, our total assets were $1.567 billion and our net loans were $904.0 million or 57.7% of total assets. At December 31, 2011, our total assets were $1.421 billion and our net loans were $866.9 million or 61.0% of total assets. The increase in net loans from December 31, 2011 to December 31, 2012 was $37.2 million or 4.3%. This increase was mainly attributed to the AFI Acquisition which added approximately $132.0 million in net loans. During the year ended December 31, 2012, we had new loan production and fundings of approximately $105.0 million (including loans originated for sale) which was offset by payoffs, sales, pay downs and charge-offs during the year.

At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. At December 31, 2011, the allowance for loan losses was $12.8 million or 1.46% of total loans.

At December 31, 2012, our total deposits were $1.303 billion, an increase of $121.3 million (10.3%) over December 31, 2011 of $1.182 billion. The increase was mainly due to the AFI Acquisition in April, 2012, which added approximately $161.0 million in deposits as of December 31, 2012. This was offset by the anticipated runoff of approximately $64.9 million in higher cost time deposits acquired from the Old Harbor Acquisition in October 2011 and the AFI Acquisition in April 2012. Non-interest bearing deposits represented 32.8% of total deposits at December 31, 2012 compared to 27.9% at December 31, 2011.

There were no Federal Home Loan Bank advances as of December 31, 2012 which compares to $5 million in Federal Home Loan Advances at December 31, 2011 that subsequently matured and were repaid in January of 2012.

Refer to Part 1, Item 1. Business for a discussion of our investment portfolio, loan portfolio, deposits and borrowings.

Results of Operations

We recorded net earnings of $4.7 million for the year ended December 31, 2012, compared to net earnings of $3.7 million for the year ended December 31, 2011. Income for the year ended December 31, 2012 was impacted by the Old Harbor acquisition at the end of 2011 as well as the AFI acquisition in April 2012. Income for the year ended December 31, 2012 was also impacted by a reduction in the provision for loan losses year-over year of $650,000 as well as salary, occupancy, data processing and integration expenses of $1.8 million related to the Old Harbor and AFI acquisitions incurred in the year ended December 31, 2012 as compared to $1.1 million in such costs incurred in the year ending December 31, 2011 related to the TBOM and Old Harbor acquisitions. Overall operating expenses increased by $8.1 million primarily as a result of the Old Harbor acquisition in October 2011 as well as the AFI acquisition in April 2012.

We recorded net earnings of $3.7 million for the year ended December 31, 2011, compared to net earnings of $1.6 million for the year ended December 31, 2010. The income for the year ended December 31, 2011 was impacted by the TBOM acquisition at the end of 2010, a reduction in the provision for loan losses year-over-year as well as well as salary, occupancy, data processing and integration expenses of $1.1 million related to the TBOM and Old Harbor acquisitions. Overall operating expenses increased year-over-year primarily as a result of the Old Harbor Acquisition in October 2011, and a full year of operating costs related to the TBOM acquisition in December 2010.

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

Net interest earnings for the years ended December 31, 2012 and 2011 are reflected in the following table:

(Dollars in thousands)	Year ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans (a)	$931,807	$66,929	7.18%	$831,830	$55,311	6.65%
Investment securities	216,039	5,106	2.36%	147,608	4,362	2.96%
Federal funds sold and securities purchased under resale agreements	169,909	814	0.48%	156,842	736	0.47%
Total interest earning assets	1,317,755	72,849	5.53%	1,136,280	60,409	5.32%
Non-interest earning assets	225,917			180,407
Allowance for loan losses	(11,381)			(13,438)
Total Assets	$1,532,291			$1,303,249

Liabilities
Interest-bearing liabilities
NOW accounts	$154,687	$233	0.15%	$125,267	$222	0.18%
Money market accounts	338,242	1,569	0.46%	278,104	2,192	0.79%
Savings accounts	63,736	194	0.30%	44,696	238	0.53%
Certificates of deposit	336,970	3,296	0.98%	297,806	3,339	1.12%
Repos	11,779	14	0.12%	11,998	16	0.13%
Other borrowings	137	7	5.11%	9,053	342	3.78%
Total interest-bearing liabilities	905,551	5,313	0.59%	766,924	6,349	0.83%
Non-interest-bearing liabilities
Demand deposit accounts	385,066			325,277
Other liabilities	8,562			7,187
Total non-interest-bearing liabilities	393,628			332,464

Shareholders’ Equity	233,112			203,861

Total Liabilities and Shareholders’ Equity	$1,532,291			$1,303,249
Net interest spread		$67,536	4.94%		$54,060	4.49%
Net interest on average earning assets-Margin (b)			5.13%			4.76%

(a)	Average loans include non-performing loans. Interest on loans includes loan origination fees of $490 in 2012, and $301 in 2011.
(b)	Net interest margin is net interest income divided by average total interest-earning assets.

Our net interest income for the year ended December 31, 2012 was positively impacted by an increase in average earning assets of $181.5 million or 16.0% as compared to the year ended December 30, 2011 primarily due to increases in loans acquired in the AFI and Old Harbor acquisitions as well as increases in investments due to net purchases through 2012 and the acquisition of investments from our merger with AFI. Earnings were also positively impacted by the accretion of discounts related to loans acquired in the AFI, Old Harbor, TBOM, and Republic acquisitions of approximately $19.7 million for the year ended December 31, 2012 as compared to $11.8 million for the same period in 2011. Included in the $19.7 million of accretion of discount in 2012 was approximately $10.7 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. Upon evaluation, we took a charge of approximately $10.4 million as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets. Included in the $11.8 million of accretion of discount in 2011 was approximately $4.3 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. Upon evaluation, we took a charge of approximately $3.8 million as an adjustment to FDIC loss share receivable in total non-interest income due to changes in cash flows of loss share assets.

Net interest income was $67.5 million for year ended December, 2012, as compared to $54.1 million for the year ended December 31, 2011, an increase of $13.5 million or 24.9%. The increase resulted primarily from an increase in average earning assets of $181.5 million or 16.0% primarily due to the AFI and Old Harbor acquisitions as well as a reduction in our average cost of funds. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 37 basis points from 4.76% during the year ended December 31, 2011 to 5.13% during the year ended December 31, 2012, due to an increase in the yield earned on assets of 21 basis point coupled with a decrease of our cost of funds during the year as well as an increase in accretion income during the year. Our cost of funds was approximately 41 basis points for the year ended December 31, 2012, as compared to 58 basis points in 2011, primarily as a result of lower rates in the renewal of time deposits. Accretion of $19.7 million on acquired loans added approximately 150 basis points to the net interest margin for the year ended December 31, 2012; of this amount, $10.7 million or 81 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2012. This compares to accretion of loan discount of $11.8 million during the year December 31, 2011, which added approximately104 basis points to the December 31, 2011 margin. Of this amount, $4.3 million or 38 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2011. For the year ended December 31, 2012, average loans represented 70.71% of total average interest-earning assets and 72.2% of total average deposits and customer repurchase agreements, compared to average loans to total average interest-earning assets of 73.21% and average loans to total average deposits and customer repurchase agreements of 76.80% at December 31, 2011.

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

Our net interest income for the year ended December 31, 2011 was positively impacted by an increase in average earning assets of $200.0 million or 21.36% as compared to the year ended December 30, 2010 primarily due to loans and investments acquired in the Old Harbor and TBOM acquisitions as well as a decrease of our cost of funds during the year. Earnings were also positively impacted by the accretion of discounts related to loans acquired in the Old Harbor, TBOM, and Republic acquisitions of approximately $11.8 million for the year ended December 31, 2011 as compared to $5.6 million for the same period in 2010. Included in the $11.8 million of accretion of discount in 2011 was approximately $4.3 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. A charge of approximately $3.8 million was recorded as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations related to these assets and cash flow changes on loss share assets.

Net interest income was $54.1 million for year ended December, 2011, as compared to $38.0 million for the year ended December 31, 2010, an increase of $16.0 million or 42.20%. The increase resulted primarily from an increase in average earning assets of $200.0 million or 21.36% primarily due to the TBOM and Old Harbor acquisitions as well as a reduction in our average cost of funds. In addition, the net interest margin (i.e., net interest income divided by average earning assets) increased 70 basis points from 4.06% during the year ended December 31, 2010 to 4.76% during the year ended December 31, 2011, due to an increase in the yield earned in assets of 43 basis point coupled with a decrease of our cost of funds during the year as well as an increase in accretion income during the year. Our cost of funds was approximately 36 basis points lower for the year ended December 31, 2011, as compared to 2010, primarily as a result of lower rates in the renewal of time deposits. Accretion of $11.8 million on acquired loans added approximately 104 basis points to the year ended December 31, 2011 net interest margin. Of this $11.8 million, $4.3 million or 38 basis points related to resolved loss share assets during the year ended December 31, 2011. This compares to accretion of loan discount of $5.6 million during the year December 31, 2010, which added approximately 60 basis points to the December 31, 2010 margin. For the year ended December 31, 2011, average loans represented 73.21% of total average interest-earning assets and 76.80% of total average deposits and customer repurchase agreements compared to average loans to total average interest-earning assets of 73.19 % and average loans to total average deposits and customer repurchase agreements of 79.20% at December 31, 2010.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and the year ended December 31, 2011 as compared to the year ended December 31, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	Years ended December 31, 2012 and 2011
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$11,618	$6,968	$4,650
Investment Securities	744	1,739	(995)
Federal funds sold and securities purchased under resale agreements	78	62	16
Total interest-earning assets	$12,440	$8,769	$3,671

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$11	$47	$(36)
Money market accounts	(623)	407	(1,030)
Savings accounts	(44)	80	(124)
Certificates of deposit	(43)	411	(454)
Federal funds purchased and repos	(2)	—	(2)
Other borrowings	(335)	(424)	89
Total interest-bearing liabilities	$(1,036)	$521	$(1,557)

Net interest spread	$13,476	$8,248	$5,228

Changes in interest earnings for the years ended December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	Years ended December 31, 2011 and 2010
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$13,782	$9,477	$4,305
Investment Securities	1,099	1,712	(613)
Federal funds sold and securities purchased under resale agreements	(235)	(13)	(222)
Total interest-earning assets	$14,646	$11,176	$3,470

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$22	$30	$(8)
Money market accounts	474	803	(329)
Savings accounts	9	42	(33)
Certificates of deposit	(1,792)	(61)	(1,731)
Federal funds purchased and repos	(7)	(3)	(4)
Other borrowings	(102)	(45)	(57)
Total interest-bearing liabilities	$(1,396)	$766	$(2,162)

Net interest spread	$16,042	$10,410	$5,632

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2012, the provision for loan losses was $6.4 million as compared to $7.0 million for the year ended December 31, 2011 and $13.5 million for the year ended December 31, 2010. The decrease in the provision for loan losses between the years ended December 31, 2012 and 2011 was primarily due to a reduction in impaired and classified loans period-over-period and some stabilization on changes in the values on the underlying collateral on impaired loans. During the year ended December 31, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.4 million charge-off during the year. Total charge-offs for the year ended December 31, 2012 were $9.8 million as compared to $7.4 million for the year ended December 31, 2011. In addition, the reduction in the general reserve of $1.2 million from December 31, 2011 was primarily due to a decrease in special mention loans of $13.9 million since December 31, 2011 which have a higher allocation of general reserve, coupled with the improvement in the historic loss factor associated with construction and land development loans.

As of December 31, 2012 and 2011, the allowance for loan losses was 1.07% and 1.46%, respectively, of total loans. As of December 31, 2012 and 2011, the allowance for loan losses to non-accrual loans was 45.9% and 30.0%, respectively. The increase in the allowance as a percentage of non-accrual loans over the prior year is primarily due to the continued timely charge-off of specific assets and resolution of impaired loans and an increase in the overall general reserves of the Company. The Company obtains new appraisals annually for all non-accruing loans and provides specific reserves when values less disposal costs are less than the carrying value of the loans. Specific reserves are generally charged off the earlier of resolution or within one year.

Non-Interest Income

Following is a schedule of non-interest income for the years ended December 31, 2012, 2011, and 2010:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Service charges and fees on deposit accounts	$3,451	$3,581	$3,091
Net gains (losses) on sales of other real estate owned	3,278	(264)	(113)
Net gains on sales of securities	1,673	364	435
Net gains on sales of loans held for sale	106	58	73
Increase in cash surrender value of Company owned life insurance	498	151	161
Adjustment to FDIC loss share receivable	(12,488)	(3,236)	—
Gain on acquisition	—	—	10,133
Other	816	1,085	764
	$(2,666)	$1,739	$14,544

Year Ended December 31, 2012, compared to Year Ended December 31, 2011

Non-interest income decreased to a net charge of $2.7 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011. The change was due to an increase in adjustments to reduce the FDIC loss share receivable during the year ended December 31, 2012 as compared to the same period in 2011 due to the resolution, including sales, payoffs and transfers to other real estate owned, of acquired in excess of fair value and changes in cash flows of loss share assets offset by an increase in gains on the sales of securities and resolution of OREO and an increase in the interest income received on Company owned life insurance.

Service charges on deposit accounts decreased by $130,000 or 3.6% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This decrease was primarily due to the change in the mix and level of individual customer accounts year-over-year offset by an increase in average deposits of 19.4% in 2012 as compared to 2011 due to the acquisition of $161.0 million in deposits from the AFI merger.

For the year ending December 31, 2012, the Bank sold OREO properties with a carrying value of $24.1 million and recorded net gains on the disposition of $3.3 million as compared to sales of OREO with a carrying value of $6.1 million for a net loss of $264,000 for the year ended December 31, 2011. Net gains related to the resolution of OREO covered under Loss Sharing Agreements was $3.4 million and $0 for the years ended December 31, 2012 and 2011, respectively. Of this amount, approximately $3.2 million was recorded as an adjustment to FDIC loss share receivable due to the changes in estimated cash flows.

During the year ended December 31, 2012, we sold approximately $102.5 million of securities resulting in a net gain of $1.7 million as compared to 2011 when we sold $20.3 million of securities for a net gain of $364,000.

The adjustment to the FDIC loss share receivable during the years ended December 31, 2012 and 2011 represented a $13.7 million and $3.8 million expense, respectively, related to increases in cash flows on assets covered by Loss Sharing Agreement which reduces the FDIC receivable. The $13.7 million for the year ended December 31, 2012 includes $3.2 million related to resolved OREO covered by loss share assets during the year and the related charges in estimated cash flows. This amount was partially offset by interest income earned on the FDIC receivable of $1.2 million and $566,000 during the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011, compared to Year Ended December 31, 2010

Non-interest income decreased to $1.7 million for the year ended December 31, 2011 from $14.5 million for the year ended December 31, 2010. The change was due to the acquisition gain from TBOM in 2010, adjustments to reduce the FDIC loss share receivable in 2011 for the resolution of loans in excess of fair value and changes in cash flows of loss share assets and an increase in fees earned on deposit accounts.

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

The adjustment to the FDIC loss share receivable during the year ended December 31, 2011 represented a $3.8 million expense due to the disposition of assets acquired in FDIC assisted transactions above the discounted carrying value of the asset, resulting in a lower actual loss on the asset than originally estimated and due to changes in cash flows of loss share assets, net of interest income earned in the receivable offset by accretion income on the FDIC receivable of $566,000 during the year ended December 31, 2011.

Non-Interest Expenses

Following is a schedule of non-interest expense for years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Salaries and employee benefits	$24,303	$20,186	$16,052
Occupancy and equipment	7,958	7,732	6,237
Data processing	3,686	3,481	2,684
Telephone	917	814	757
Stationary and supplies	480	387	317
Amortization of intangibles	684	514	433
Professional fees	1,631	1,131	1,111
Advertising	258	293	165
Merger reorganization expense	1,784	1,076	2,213
Regulatory assessment	1,482	1,395	1,822
Other real estate owned expense	1,245	323	271
Loan expense	2,307	1,900	1,228
Other	4,249	3,613	3,139
	$50,984	$42,845	$36,429

Year Ended December 31, 2012, compared to Year Ended December 31, 2011

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2012, non-interest expense increased to $51.0 million compared to $42.8 million for the year ended December 31, 2011, an increase of $8.1 million or 19.0%. A substantial portion of the increase in non-interest expense was due to the acquisition of Old Harbor in October 2011 as well as the AFI Acquisition in April 2012.

Salary and employee benefit costs were $24.3 million for the year ended December 31, 2012, an increase of $4.1 million or 20.4%. The increase was primarily a result of the salaries added in the acquisition of Old Harbor in October 2011 as well as the AFI Acquisition in April 2012.

Occupancy and equipment increased by $226,000 or 2.9% year-over-year. The Company integrated and closed four banking centers in May 2011, which were added as part of the TBOM acquisition in 2010. This cost was partially offset by the seven banking centers added from the AFI Acquisition in April 2012 and Old Harbor acquisition in October 2011.

Data processing costs were $3.7 million for the year ended December 31, 2012 or an increase of $205,000 compared to 2011, due to the increase in the number of transactions processed as a result of the acquisitions of Old Harbor in October of 2011 and AFI in April of 2012.

Professional fees were $1.6 million, or an increase of $500,000 compared to 2011 due to an increase in professional services related to audits and computer consulting due to the expansion of operations period-over-period.

Merger reorganization expenses increased by $708,000 to $1.8 million for the year ended December 31, 2012 as compared to $1.1 million for the year ended December 31, 2011, as a result of the integration of Old Harbor and the merger and integration of AFI during the year ended December 31, 2012. The $1.1 million of expense for the year ended December 31, 2011 was the result of the integration of TBOM. Costs include legal and professional, IT integration and conversion, severance and lease termination fees.

OREO expense increased by $922,000 to $1.2 million for the year ended December 31, 2012, as compared to $323,000 for the year ended December 31, 2011. The increase is due to an increase in the number of OREO properties (primarily a result of ORE acquired from the Old Harbor transaction in October 2011) period-over-period and the write down of properties held within the portfolio by $340,000 during the year ended December 31, 2012 to market values during the year.

Loan expenses primarily include the costs associated with the collection of legacy as well as loss sharing assets. Loan expenses increased by $407,000 from $1.9 million for the year ended December 31, 2011 to $2.3 million for the year ended December 31, 2012. The change was primarily due to foreclosure related expenses associated with the increase in loss share assets as a result of the Old Harbor acquisition.

Increases in other non-interest expenses of $636,000 were primarily due to the AFI merger and the acquisition of Old Harbor.

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

Regulatory assessments decreased by $427,000 or 23.44% between the years ended December 31, 2011 and 2010 due to a change in the regulatory assessment methodology between periods.

Merger reorganization expense of $1.1 million in 2011 related primarily to integration, legal and stay bonus expenses for the Old Harbor and TBOM acquisitions as well as one-time compensation-related costs. These amounts are comparable to expenses incurred in 2010 related to the Republic acquisition.

Other non-interest expense of $3.6 million in 2011 increased $474,000 compared to 2010 primarily due to the full year of operations in 2011 from the TBOM acquisition and two and a half months from the Old Harbor acquisition.

Income Tax Expense (Benefit)

During the year ended December 31, 2012, we recognized income tax expense of $2.8 million due to pre-tax earnings of $7.5 million. During the year ended December 31, 2011, we recognized income tax expense of $2.3 million due to pre-tax earnings of $6.0 million. The effective tax rate for the year ended December 31, 2012 was 37.3% which compares to 38.3% for the year ended December 31, 2011.

Analysis for Three Month Periods ended December 31, 2012 and 2011

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

Net interest earnings for the three-month periods ended December 31, 2012 and 2011 are reflected in the following table:

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$924,306	$17,321	7.43%	$873,094	$14,334	6.51%
Investment securities	224,747	1,070	1.90%	212,189	1,322	2.49%
Federal funds sold and securities purchased under resale agreements	182,199	221	0.48%	158,546	180	0.45%
Total interest-earning assets	1,331,252	18,612	5.55%	1,243,839	15,836	5.05%
Non interest-earning assets	232,102			159,519
Allowance for loan losses	(9,618)			(12,662)
Total assets	$1,553,736			$1,390,686

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$165,117	$57	0.14%	$129,573	$57	0.17%
Money market accounts	335,112	293	0.35%	306,453	540	0.70%
Savings accounts	64,069	42	0.26%	56,996	74	0.52%
Certificates of deposit	320,394	725	0.90%	319,287	835	1.04%
Fed funds purchased and repurchase agreements	15,794	6	0.15%	10,602	4	0.15%
Federal Home Loan Bank advances and other borrowings	—	—	—%	7,235	75	4.11%
Total interest-bearing liabilities	900,486	1,123	0.49%	830,146	1,585	0.76%

Non-interest bearing liabilities
Demand deposit accounts	405,857			333,558
Other liabilities	7,115			12,737
Total non-interest-bearing liabilities	412,972			346,295
Shareholders’ equity	240,278			214,245
Total liabilities and shareholders’ equity	$1,553,736			$1,390,686
Net interest spread		$17,489	5.06%		$14,251	4.29%

Net interest on average earning assets - Margin			5.21%			4.55%

Our net interest income for the three months ended December 31, 2012 was positively impacted by the increase in average earning assets of $87.4 million as compared to the three months ended December 31, 2011 primarily the result of loans and investments acquired in the AFI merger and Old Harbor acquisition and the increase in the yield earned on loans. These increases were offset by a reduction in the overall yield earned on investments quarter-to-quarter. Earnings for the current quarter were positively impacted by $5.6 million in accretion of discounts related to acquired loans for the three months ended December 31, 2012 as compared to $3.4 million for the same period in 2011. Included in the $5.9 million of accretion of discount in the quarter ended December 31, 2012 was approximately $3.4 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. Included in the $3.4 million of accretion discount in 2011 was approximately $1.4 million related to the disposition of assets above the discounted carrying values.

Net interest income was $17.5 million for the three months ended December 31, 2012, as compared to $14.3 million for the three months ended December 31, 2011, an increase of $3.2 million, or 22.7%. The increase resulted primarily from an increase in average earning assets of $87.4 million or 7.03% primarily due to the AFI merger and Old Harbor acquisition, an increase in accretion income of $2.2 million and a reduction of the costs of funds of 20 basis points offset by a decrease in the yield earned on securities quarter-over-quarter. The net interest margin (i.e., net interest income divided by average earning assets) increased 66 basis points from 4.55% during the three months ended December 31, 2011 to 5.21% during the three months ended December 31, 2012, mainly the result of an increase in interest accretion on acquired loans, the increase in overall interest earning assets and reduction in cost of funds. Accretion of $5.6 million on acquired loans added approximately 166 basis points to the net interest margin for the quarter ended December 31, 2012. Of the 166 basis points, 101 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. This compares to accretion of loan discount of $3.4 million during the three months ended December 31, 2011, which added approximately 107 basis points to the December 31, 2011 margin. Of the 107 basis points, 45 basis points related to the accretion on the disposition of assets acquired above the discounted carrying value. For the three months ended December 31, 2012, average loans represented 59.49% of total average assets and 70.76% of total average deposits and customer repurchase agreements, compared to average loans of 62.78% of total average assets and average loans of 75.50% to total average deposits and customer repurchase agreements at December 31, 2011. Our cost of funds was approximately 20 basis points lower for the three months ended December 31, 2012, as compared to 2011, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three-months ended December 31, 2012 and 2011:

	December 31, 2012 and 2011
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,987	$876	$2,111
Investment securities	(252)	75	(327)
Federal funds sold and securities purchased under resale agreements	41	28	13

Total interest-earning assets	$2,776	$979	$1,797
Liabilities
Interest-bearing liabilities
NOW accounts	$—	$14	$(14)
Money market accounts	(247)	47	(294)
Savings accounts	(32)	8	(40)
Certificates of deposit	(110)	3	(113)
Fed funds purchased and repurchase agreements	2	2	—
Other borrowings	(75)	(75)	—

Total interest-bearing liabilities	(462)	(1)	(461)

Net interest spread	$3,238	$980	$2,258

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

We manage our interest rate risk through 1st United’s Asset Liability Committee (“ALCO”) Board Committee which meets quarterly and through our internal management committee which meets more frequently. Management closely monitors 1st United’s interest at risk calculations through model simulations and reports the results of its rate stress testing to ALCO on a quarterly basis.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100 and 200 basis points (“bp”) and plus 300 bp, although we may elect not to use particular scenarios that we determined are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a one-year and two-year period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

1st United has been consistently within policy limits on rates stress test up and down 100, 200, and 300 bp, both for net interest margin and EVE. Management has closely monitored 1st United’s gap position which has been slightly liability sensitive during a stable rate environment.

The following tables illustrate the above measurements at year end December 31, 2012:

Net Interest Margin Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Net interest income at one year	$49,036	$51,740	$54,575	$56,205	$57,838	$60,064	$62,409
Interest change	(7,169)	(4,465)	(1,630)	—	1,633	3,859	6,204
Percentage change	(12)%	(7.9)%	(2.9)%	—	2.9%	6.9%	11.0%
Net interest income at two years	$44,234	$48,655	$52,901	$55,247	$57,535	$60,251	$63,076
Interest change	(11,013)	(6,592)	(2,346)	—	2,288	5,004	7,829
Percentage change	(19.9)%	(11.9)%	(4.2)%	—	4.1%	9.1%	14.2%

Economic Value of Equity Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Equity value at one year	$287,122	$263,714	$242,903	$227,086	$213,287	$198,720	$185,512
Value change at:	60,036	36,628	15,817	—	(13,779)	(28,366)	(41,574)
Percent change at:	26.4%	16.1%	7.0%	—	(6.1)%	(12.5)%	(18.3)%

Rate Sensitive Assets over Rate Sensitive Liabilities

At December 31, 2012 the twelve month gap position was at .87.

(Dollars in thousands)	Up to 3 months	>3 months <1 year	>1 year <3 years	>3 years <5 years	>5 years	Total
Interest bearing deposits	$161,522	$—	$—	$—	$—	$161,522
Federal funds sold	246	—	$—	$—	—	246
Available for sale securities	14,204	36,732	66,605	37,390	105,191	260,122
Equity Securities	2,431				6,194	8,625
Loans	345,072	154,287	141,938	137,538	135,450	914,285
Total interest earning assets	$523,475	$191,019	$208,543	$174,928	$246,835	$1,344,800

NOW accounts	$130,997	$—	$—	$—	$—	$130,997
IOTA accounts	45,741	—	—	—	—	45,471
Money market accounts	320,406	—	—	—	—	320,406
Regular savings accounts	64,826	—	—	—	—	64,826
Certificate of deposit	74,746	164,552	62,840	11,946	—	314,084
Repurchase agreements	19,855	—	$—	$—	$—	19,855
Total interest bearing liabilities	$656,571	$164,518	$62,847	$11,973	$—	$895,909
Gap	$(133,096)	$26,501	$145,696	$162,955	$246,835	$448,891
Cumulative gap	$(133,096)	$(106,595)	$39,101	$202,056	$448,891
Cumulative gap ratio	0.80	0.87	1.04	1.23	1.50

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

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net increase in cash and cash equivalents of $41.7 million from December 31, 2011 to December 31, 2012. During the year ended December 31, 2012, we experienced net cash transferred from acquisitions of $11.2 million, proceeds from sales of securities and maturities and prepayments of $172.2 million offset by purchases of securities of $194.3 million and proceeds, net of originations, from loans of $79.3 million and the proceeds from the sale of OREO of $27.4 million.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us. At December 31, 2012, we had cash and due from bank balances of $207.1 million and available to be pledged securities in the amount of $231.2 million.

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

At December 31, 2012, we had no borrowings from the FHLB. At December 31, 2012, we had commitments to originate loans totaling $26.6 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2012 totaled $239.3 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2012, we had short-term lines of credit available from correspondent banks totaling $64.0 million, Federal Reserve Bank discount window availability of $59.1 million and borrowing capacity from the FHLB of $36.7 million based on collateral pledged, for a total credit available of $159.8 million. In addition, being “well capitalized,” 1st United can access the wholesale deposits for approximately $365.1 million based on current policy limits.

Contractual Obligations

Contractual agreements at December 31, 2012 were as follows:

(Dollars in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Certificates of deposit	$314,084	$239,298	$62,840	$11,946	$—
Operating leases	20,395	3,334	8,179	3,210	5,672

Total	$334,479	$242,632	$71,019	$15,156	$5,672

We discuss our securities portfolio, deposits and borrowings further in Item 1. Business.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Year ended December 31,
	2012	2011

Balance at beginning of period	$215,351	$173,486
Issuance of common stock for acquisition, net of costs of $61	19,065	—
Sale of common stock, net of costs	—	35,090
Stock based compensation expense	1,258	1,072
Dividends paid	(3,407)	—
Net income	4,728	3,672
Change in unrealized gains (losses) on available for sale securities	(305)	2,031

Balance at end of period	$236,690	$215,351

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2012, 1st United met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 20.30%, a Tier 1 risk-based capital ratio of 19.09%, and a Tier I leverage ratio of 10.27%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents Bancorp’s regulatory capital ratios for the respective periods:

	Well Capitalized Regulatory Requirement	December 31,

		2012		2011
Total capital to risk-weighted assets	10.00%	22.46%		25.16%
Tier I capital to risk-weighted assets	6.00%	21.24%		23.90%
Tier I capital to total average assets	5.00%	11.45	%(a)	11.75%

(a) Tier I capital to year end assets is 11.35%.

We completed the issuance of 5,750,000 shares during the year ended December 31, 2011 at $6.50 per share for total additional proceeds of approximately $35.1 million, net of offering costs of $2.3 million. In addition, we have an effective shelf registration statement, which may be used from time to time when additional capital is required.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2012, we had $26.6 million in commitments to originate loans and $7.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, TBOM on December 17, 2010, Old Harbor on October 21, 2011 and AFI in April of 2012. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2012, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the current year acquisition of Anderen Financial, Inc. from the scope of management’s report on internal control over financial reporting. As such, this acquired institution has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
February 8, 2013

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2012	2011

ASSETS
Cash and due from financial institutions	$206,871	$164,724
Federal funds sold	246	700
Cash and cash equivalents	207,117	165,424
Securities available for sale	260,122	201,722
Loans held for sale	524	100
Loans, net of allowance of $9,788 and $12,836 at year end 2012 and 2011	903,973	866,753
Nonmarketable equity securities	8,625	11,207
Premises and equipment, net	17,780	12,383
Other real estate owned	19,529	13,462
Company-owned life insurance	21,092	5,093
FDIC loss share receivable	46,735	72,895
Goodwill	58,258	52,505
Core deposit intangible	3,268	3,260
Accrued interest receivable and other assets	19,756	16,683
Total assets	$1,566,779	$1,421,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$426,968	$329,283
Interest bearing	876,054	852,425
Total deposits	1,303,022	1,181,708
Federal funds purchased and repurchase agreements	19,855	8,746
Federal Home Loan Bank advances	—	5,000
Accrued interest payable and other liabilities	7,212	10,682
Total liabilities	1,330,089	1,206,136

Commitments and contingencies (Note 18)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized and undesignated at year end, respectively; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,070,270 and 30,569,032 issued and outstanding at year end 2012 and 2011, respectively	341	307
Additional paid-in capital	238,089	217,800
Accumulated deficit	(3,998)	(5,319)
Accumulated other comprehensive income	2,258	2,563
Total shareholders’ equity	236,690	215,351
Total liabilities and shareholders’ equity	$1,566,779	$1,421,487

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010

Interest income:
Loans, including fees	$66,929	$55,311	$41,529
Securities	5,106	4,362	3,263
Federal funds sold and other	814	736	971
Total interest income	72,849	60,409	45,763
Interest expense:
Deposits	5,292	5,991	7,278
Federal funds purchased and repurchase agreements	14	16	23
Federal Home Loan Bank advances	7	230	233
Other borrowings	—	112	211
Total interest expense	5,313	6,349	7,745

Net interest income	67,536	54,060	38,018

Provision for loan losses	6,350	7,000	13,520

Net interest income after provision for loan losses	61,186	47,060	24,498

Non-interest income:
Service charges and fees on deposit accounts	3,451	3,581	3,091
Net gains (losses) on sales of other real estate owned	3,278	(264)	(113)
Net gains on sales of securities	1,673	364	435
Net gains on sales of loans held for sale	106	58	73
Gain on acquisition	—	—	10,133
Increase in cash surrender value of Company owned life insurance	498	151	161
Adjustment to FDIC loss share receivable	(12,488)	(3,236)	—
Other	816	1,085	764
Total noninterest income	(2,666)	1,739	14,544
Non-interest expense:
Salaries and employee benefits	24,303	20,186	16,052
Occupancy and equipment	7,958	7,732	6,237
Data processing	3,686	3,481	2,684
Telephone	917	814	757
Stationery and supplies	480	387	317
Amortization of intangibles	684	514	433
Professional fees	1,631	1,131	1,111
Advertising	258	293	165
Merger reorganization expense	1,784	1,076	2,213
Regulatory assessment	1,482	1,395	1,822
Other real estate owned expense	1,245	323	271
Loan expense	2,307	1,900	1,228
Other	4,249	3,613	3,139
Total non-interest expense	50,984	42,845	36,429

Income before income taxes	7,536	5,954	2,613
Income tax expense	2,808	2,282	1,015

Net income	$4,728	$3,672	$1,598

Basic earnings per common share	$0.14	$0.13	$0.06
Diluted earnings per common share	$0.14	$0.13	$0.06

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Net income	$4,728	$3,672	$1,598
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	1,181	3,623	1,216
Reclassification adjustment for gains included in net income	(1,673)	(364)	(435)
Income tax benefit (expense)	187	(1,228)	(294)
Other comprehensive income (loss)	(305)	2,031	487
Comprehensive income	$4,423	$5,703	$2,085

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2009	24,781,660	$248	$180,888	$(10,589)	$45	$170,592
Net income	—	—	—	1,598	—	1,598
Other comprehensive income	—	—	—	—	487	487
Stock-based compensation expense	—	—	830	—	—	830
Restricted stock grants	11,429	—	—	—	—	—
Registration costs on issuance of common stock	—	—	(21)	—	—	(21)
Balance at December 31, 2010	24,793,089	$248	$181,697	$(8,991)	$532	$173,486
Net income	—	—	—	3,672	—	3,672
Other comprehensive income	—	—	—	—	2,031	2,031
Stock-based compensation expense	—	—	1,072	—	—	1,072
Restricted stock grants	25,943	1	(1)	—	—	—
Issuance of common stock, net of cost of $2,285	5,750,000	58	35,032	—	—	35,090
Balance at December 31, 2011	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Net income	—	—	—	4,728	—	4,728
Other comprehensive loss	—	—	—	—	(305)	(305)
Stock-based compensation expense	—	—	1,258	—	—	1,258
Restricted stock grants	360,884	3	(3)	—	—	—
Dividends paid ($0.10 per share)	—	—	—	(3,407)	—	(3,407)
Issuance of common stock, net of costs of $61	3,140,354	31	19,034	—	—	19,065
Balance at December 31, 2012	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from operating activities
Net income	$4,728	$3,672	$1,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	6,350	7,000	13,520
Depreciation and amortization	3,377	2,741	2,011
Net accretion of purchase accounting adjustments	(19,101)	(8,863)	(4,660)
Net amortization of securities	2,636	1,423	780
Adjustment to FDIC receivable	12,488	3,236	—
Increase in cash surrender value of company-owned life insurance	(498)	(151)	(161)
Stock-based compensation expense	1,258	1,072	830
Net (gains) losses on sales of securities	(1,673)	(364)	(435)
Net (gains) losses on other real estate owned	(3,278)	264	113
Net loss on premises and equipment	11	32	58
Net gain on sales of loans held for sale	(106)	(58)	(73)
Write downs on other real estate owned property	340	—	—
Gain on acquisition	—	—	(10,133)
Loans originated for sale	(6,483)	(3,422)	(3,700)
Proceeds from sales of loans held for sale	6,165	8,180	3,924
Net change in:
Deferred income taxes	(6,441)	1,692	(1,362)
Deferred loan fees	(63)	(164)	(277)
Accrued interest receivable and other assets	9,210	(4,826)	6,152
Accrued interest payable and other liabilities	(1,464)	2,979	(3,147)
Net cash provided by (used in) operating activities	7,456	14,443	5,038
Cash flows from investing activities
Proceeds from sales and calls of securities	102,521	20,288	39,124
Proceeds from security maturities and prepayments	69,688	38,975	19,767
Purchases of securities	(194,322)	(125,522)	(42,841)
Loan originations and payments, net	79,262	105,877	(7,267)
Proceeds from sale of other real estate owned	27,350	6,405	5,085
Cash received from FDIC loss sharing agreements	11,559	14,095	6,109
Purchase of nonmarketable equity securities, net	3,078	7,728	(57)
Proceeds from maturity of time deposit	—	75	—
Cash transferred in connection with acquisitions	(11,188)	33,833	35,102
Additions to premises and equipment, net	(1,727)	(4,206)	(1,863)
Purchase of company-owned life insurance	(15,500)	(215)	—
Net cash provided by (used in) investing activities	70,721	97,333	53,159
Cash flows from financing activities
Net change in deposits	(39,186)	(92,304)	7,149
Net change in federal funds purchased and repurchase agreements	11,109	(4,140)	(9,457)
Net change in short-term Federal Home Loan Bank advances	(5,000)	—	(71,016)
Net change in other borrowings	—	(4,750)	(341)
Issuance of common stock, net of expense	—	35,090	(21)
Dividends paid	(3,407)	—	—
Net cash provided by (used in) financing activities	(36,484)	(66,104)	(73,686)

Net change in cash and cash equivalents	41,693	45,672	(15,489)
Beginning cash and cash equivalents	165,424	119,752	135,241
Ending cash and cash equivalents	$207,117	$165,424	$119,752

Supplemental cash flow information:
Interest paid	$5,429	$6,701	$7,823
Income taxes paid	357	—	225

Supplemental disclosures of noncash activities:
Transfer of loans to other real estate owned	29,952	10,503	3,790
Transfer of loans to held for sale portfolio	—	—	4,800

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its four offices in Palm Beach County, four offices in Broward County, four offices in Miami-Dade County, one office each in the cities of Vero Beach, Sebastian and Barefoot Bay, four offices in Pinellas and one office each in Pasco, Orange and Hillsborough counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. However, the customers’ ability to repay their loans is dependent on the real estate and general market conditions. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At December 31, 2012, EEL held $1,080 in non-performing and $2,411in performing loans.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill and intangible assets, carrying value of deferred tax assets, FDIC loss share receivable, and fair values of financial instruments are particularly subject to change.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Palm Beach, Broward Miami-Dade, Pasco, Pinellas, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

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

Interest income on commercial, residential and consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Certain Acquired Loans: As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310-30 to determine whether (1) there was evidence of credit deterioration since origination, and (2) it was probable that we would not collect all contractually required payment receivable. The Company determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified by us based on our review of each individual loan. Therefore, generally each individual loan that should have been or was on nonaccrual at the acquisition date, loans contractually past due 60 days or more, and each individual loan that was classified as either special mention, substandard or loss were included subject to ASC 310-30.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

Troubled Debt Restructurings. A loan is considered a troubled debt restructured loan based on individual facts and circumstances. A modification may include either an increase or reduction in interest rate or deferral of principal payments or both. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses on a loan-by-loan basis. An allowance for loan losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their interest accrual status at the time of modification.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors added approximately 11 and 20 basis points to the general reserve of the allowance for loan losses at December 31, 2012 and 2011, respectively.

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
(Dollar in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by risk management and the loan review function validates the assigned credit risk grades. In the event that a loan is downgraded, it is included in the allowance analysis at the lower grade. Our analysis of the allowance for loan losses consists of three components: (i) specific credit allocations on individual loans where a loss is expected based on the underlying collateral value or a cash flow analysis; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) qualitative reserves based on general economic conditions as well as specific economic factors in the markets in which we operate.

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
(Dollar in thousands, except per share data)

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

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Prior to October 1, 2012, any increases in cash flows of Covered Assets would be accreted into income over the life of the Covered Asset and would reduce immediately the FDIC Loss Share Receivable. Subsequent to October 1, 2012, due to the adoption of new guidance by the Financial Accounting Standards Board (“FASB”) (see “Recently Adopted Accounting Standards”) any increases in cash flows of Covered Assets will be accreted into income over the life of the covered asset with a reduction to the FDIC Loss Share Receivable over the shorter of the life of the loan or the remaining term of the respective Loss Share Agreements. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Non-cash adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Recently Adopted Accounting Standards

In October 2012, the FASB issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognizes such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company adopted this standard on October 1, 2012. The effect of adopting this standard did not have a material effect on the consolidated financial statements.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on our consolidated financial statements.

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

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity effective January 1, 2012, with the components of comprehensive income presented in a separate statement.

NOTE 2 –ACQUISITIONS

Anderen Financial Inc.

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (Anderen Financial, Inc. and Anderen Bank are subsequently referred to herein collectively as “AFI” or “Anderen”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The total value of the consideration paid to AFI shareholders was $38,250 which consisted of approximately $19,125 in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share, which was determined to be the fair value of the stock on the date of acquisition, with a total value of $19,065. Included in merger reorganization expense are costs of $1,309 related to the AFI Acquisition. The Company recorded goodwill of $5,753 as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired, which are included in other assets, was $5,651, primarily related to loss carry forwards. Additionally, the Company recorded $4,315 in deferred tax assets, which are included in other assets, as a result of purchase accounting adjustments. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of the core deposit intangible, securities, fixed assets and deposits with the assistance of third party valuations. The fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties. The estimated fair values are subject to refinement as additional information relative to the closing date fair values become available through the measurement period. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

	April 1, 2012 (as initially reported)	Preliminary Measurement Period Adjustments	April 1, 2012 (As adjusted)
Cash	$1,444	$—	$1,444
Federal Funds sold	6,500	—	6,500
Securities available for sale	37,742	—	37,742
Federal Home Loan Bank stock	496	—	496
Loans	131,986	—	131,986
Other real estate owned	527	—	527
Core deposit intangible	692	—	692
Fixed assets	5,595	—	5,595
Other assets	10,911	(182)	10,729
TOTAL ASSETS ACQUIRED	$195,893	$(182)	$195,711

Deposits	$160,979	$—	$160,979
Other	2,124	111	2,235
TOTAL LIABILITIES ASSUMED	$163,103	$111	$163,214

Excess of assets acquired over liabilities assumed	$32,790	$293	$32,497
Purchase price	38,250	—	38,250
Goodwill	$5,460	$293	$5,753

The operating results of the Company for the year ending December 31, 2012 includes the operating results of AFI since the acquisition date of April 1, 2012. The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of the beginning of the comparable prior annual reporting period presented. There was no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

(Dollars in thousands, except per share data)	Year ended December 31,
	2012	2011
Net interest and other income	$66,903	$65,158

Net income	4,846	4,953

Basic earnings per share	0.13	0.15

Diluted earnings per share	0.13	0.15

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Previously reported fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition became available. Specifically, additional information related to the fair value over loans and other real estate and the FDIC loss share receivable changed as new information became available. As a result, the Company updated the previously reported consolidated balance sheets and statements of cash flows for the year ended December 31, 2011 for the final measurement period adjustments. Final valuation and purchase price allocation adjustments are reflected in the table below:

Assets	October 21, 2011 (As initially reported)	Final Measurement Period Adjustments	October 21, 2011 (As adjusted)
Cash and cash equivalents	$24,737	$—	$24,737
Securities available for sale	30,975	—	30,975
Federal Home Loan Bank stock	392	—	392
Loans	118,901	(3,531)	115,370
Other real estate owned	2,062	207	2,269
Core deposit intangible	485	—	485
FDIC loss share receivable	17,721	1,408	19,129
Accrued interest receivable and other assets	1,244	(246)	998
Total Assets Acquired	$196,517	$(2,162)	$194,355

Liabilities
Deposits	$209,617	$—	$209,617
Other	1,091	240	1,331
Total Liabilities Assumed	$210,708	$240	$210,948
Excess of liabilities assumed over assets acquired	14,191	2,402	16,593
Cash received from the FDIC	9,096		9,096
Total Goodwill	$5,095	$2,402	$7,497

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Municipal Securities	$500	$—	$(31)	$469
Residential collateralized mortgage obligations	3,793	—	(34)	3,759
Residential mortgage-backed	252,208	3,831	(145)	255,894

	$256,501	$3,831	$(210)	$260,122

2011
Residential collateralized mortgage obligations	$7,657	$100	$—	$7,757
Residential mortgage-backed	189,953	4,023	(11)	193,965

	$197,610	$4,123	$(11)	$201,722

At December 31, 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at December 31, 2012 and 2011 were issued or sponsored by U.S. Government agencies.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	500	469
Residential mortgage-backed and residential collateralized mortgage obligations	256,001	259,653
	$256,501	$260,122

Securities available for sale at December 31, 2012 and 2011 with a fair value of $28,891 and $23,343, respectively, were pledged to secure public deposits and repurchase agreements.

Securities purchased during the years ended December 31, 2012, 2011 and 2010 were $194,322, $125,522 and $42,841, respectively. We purchase securities using excess cash reserves.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the years ended December 31, 2012, 2011 and 2010, respectively, were as follows:

	December 31,
	2012	2011	2010
Proceeds from sale	$102,521	$20,288	$39,124
Gross gain	$1,673	$364	$503
Gross loss	—	—	(68)
Net gains on sales of securities	$1,673	$364	$435

The income tax expense related to these net gains on sales of securities was $630, $140 and $164, respectively, for the years ending December 31, 2012, 2011 and 2010.

Gross unrealized losses at December 31, 2012 and 2011, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2012
Municipal Securities	$469	$(31)	$—	$—	$469	$(31)
Residential collateralized mortgage obligations	3,759	(34)	—	—	3,759	(34)
Residential mortgage-backed	35,838	(145)	14	—	35,852	(145)

	$40,066	$(210)	$14	$—	$40,080	$(210)
2011
Residential collateralized mortgage obligations	$—	$—	$—	$—	$—	$—
Residential mortgage-backed	7,487	(11)	14	—	7,501	(11)

	$7,487	$(11)	$14	$—	$7,501	$(11)

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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

At December 31, 2012, 100% of the residential mortgage mortgage-backed securities and residential collateralized mortgage obligations held by the Company were issued by the U.S. government and U.S. government sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support.

At December 31, 2012, there were 15 available for sale securities with unrealized losses of which one was a municipal security, 3 were residential collateralized mortgage obligations, and 11 were residential mortgage backed securities. At December 31, 2011 there were 7 available for sale securities with unrealized losses, all of which were residential mortgage backed securities. At December 31, 2012 and 2011, securities with unrealized losses had depreciated 0.52% and 0.15%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell these securities prior to their anticipated recovery. The Company does not consider these securities to be other–than–temporarily impaired at December 31, 2012.

NOTE 4 - LOANS

Loans at year end were as follows:

	December 31, 2012			December 31, 2011
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$33,025	$146,473	$179,498	$44,337	$125,846	$170,183
Real estate:
Residential	86,981	78,936	165,917	110,346	86,165	196,511
Commercial	198,666	315,908	514,574	233,660	223,616	457,276
Construction and land development	8,426	33,836	42,262	15,637	27,836	43,473
Consumer and other	11	11,279	11,290	1,079	11,014	12,093
Total loans	$327,109	$586,432	913,541	$405,059	$474,477	879,536

Add (deduct):
Unearned income and net deferred loan (fees) costs			220			53
Allowance for loan losses			(9,788)			(12,836)
Loans, net of allowance			$903,973			$866,753

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development, consumer and other. Most of the Company’s business activity is with customers located in Palm Beach, Broward, Miami-Dade, Pasco, Pinellas, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

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

The initial fair value for loans acquired in the AFI Acquisition without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of covered non-impaired loans at April 1, 2012. The aggregate contractual balance was $125,988 with purchase accounting discounts of $3,650 for a net carrying value of $122,338.  The fair value adjustment of $3,650 will be accreted into interest income over the average life of the loans.

The Company has purchased loans as part of its acquisitions of AFI in 2012, Old Harbor from the FDIC in 2011, TBOM from the FDIC in 2010, and Republic from the FDIC in 2009, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Commercial	$27,603	$22,173	$10,420
Real estate	126,819	161,947	151,357
Construction and land development	12,761	19,411	—
Consumer	64	—	3,947

Unpaid principal balance	$167,247	$203,531	$165,724

Carrying amount	$84,186	$104,767	$86,412

For those purchased credit impaired loans disclosed above, the Company increased the allowance for loan losses by $368, $432, and $84 during 2012, 2011 and 2010, respectively. The allowance for loan losses related to these loans was $1,020, $652 and $304 at year end 2012, 2011 and 2010, respectively. No allowance for loan losses was reversed during the years ended 2012, 2011 or 2010.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

Loans purchased during the year for which it was probable at acquisition that all contractually required payments would not be collected were as follows.

	2012	2011	2010
Contractually required payments receivable of loans purchased during the year:	$15,339	$55,651	$119,394

Cash flows expected to be collected at acquisition	$9,077	$29,936	$71,790
Fair value of acquired loans at acquisition	$7,927	$24,178	$57,163

Accretable yield, or income expected to be collected, was as follows.

Balance at January 1, 2010	$9,171
New loans purchased	14,627
Accretion of income	(2,911)
Balance at December 31, 2010	20,887
New loans purchased	5,758
Accretion of income	(6,421)
Reclassifications from non-accretable difference	217
Balance at December 31, 2011	$20,441
New loans purchased	1,150
Accretion of income	(7,720)
Reclassifications from non-accretable difference	22,583
Resolution of covered assets	(4,117)
Balance at December 31, 2012	$32,337

Resolutions of covered assets includes sales, payoffs and transfers to (and sales of) other real estate owned in an amount in excess of the amount expected.

Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were as follows:

	2012	2011	2010
Loans purchased during the year	$1,559	$4,778	$3,803
Loans at end of year	5,487	6,435	6,331

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	5,229	754	1,145	(700)	(78)	6,350
Loans charged off	(5,648)	(1,019)	(3,159)	—	—	(9,826)
Recoveries	43	189	110	36	50	428
Ending Balance, December 31, 2012	$2,735	$1,869	$3,398	$1,745	$41	$9,788

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	522	1,735	3,059	1,640	44	7,000
Loans charged off	(1,306)	(2,829)	(1,937)	(1,162)	(132)	(7,366)
Recoveries	63	13	35	36	5	152
Ending Balance, December 31, 2011	$3,111	$1,945	$5,302	$2,409	$69	$12,836

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2010	$3,926	$1,738	$4,276	$3,046	$296	$13,282
Provisions for loan losses	1,443	3,331	2,027	5,959	760	13,520
Loans charged off	(1,617)	(2,069)	(2,204)	(7,125)	(918)	(13,933)
Recoveries	80	26	46	15	14	181
Ending Balance, December 31, 2010	$3,832	$3,026	$4,145	$1,895	$152	$13,050

The allocation of the allowance for loan losses by portfolio segment at December 31, 2012 and 2011 was as follows:

As of December 31, 2012:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788

Loans individually evaluated for impairment	$4,168	$5,825	$24,006	$6,094	$—	$40,093
Purchase credit impaired loans	8,923	18,363	52,276	4,594	30	84,186
Loans collectively evaluated for impairment	166,407	141,729	438,292	31,574	11,260	789,262
Total	$179,498	$165,917	$514,574	$42,262	$11,290	$913,541

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

As of December 31, 2011:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total Specific Reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Loans individually evaluated for impairment	$13,936	$9,231	$24,826	$6,277	$—	$54,270
Purchase credit impaired loans	11,023	24,706	61,839	7,199	—	104,767
Loans collectively evaluated for impairment	145,224	162,574	370,611	29,997	12,093	720,499
	$170,183	$196,511	$457,276	$43,473	$12,093	$879,536

The following table represents loans individually evaluated for impairment by class of loan as of December 31, 2012.

	Recorded Investment in Impaired Loans With Allowance
December 31, 2012	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,823	$1,414	$355	$393	$393	$62
HELOCs and equity	40	40	40	156	156	17

Commercial:
Secured – non-real estate	473	473	122	2,337	1,453	388
Secured – real estate	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,538	2,277	233	2,973	2,540	185
Non-owner occupied	470	353	25	4,680	4,680	437
Multi-family	1,250	1,250	248	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	148	148	42
Unimproved land	—	—	—	2,506	2,506	960

Consumer and other	—	—	—	—	—	—

Total December 31, 2012	$6,594	$5,807	$1,023	$13,193	$11,876	$2,091

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,682	$1,065	$2,638	$1,961
HELOCs and equity	59	—	796	796

Commercial:
Secured – non-real estate	—	—	3,791	1,012
Secured – real estate	397	—	1,530	1,230
Unsecured	3	—	—	—

Commercial Real Estate:
Owner occupied	—	—	6,363	6,151
Non-owner occupied	757	648	5,867	5,792
Multi-family	—	—	315	315

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,865	3,440
Unimproved land	—	—	—	—

Consumer and other	—	—	1	—

Total December 31, 2012	$2,898	$1,713	$29,166	$20,697

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

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
(Dollar in thousands, except per share data)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

Average recorded investment in impaired loans and related interest income and cash-based interest income for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31, 2012			Year ended December 31, 2011
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate
First mortgages	$7,981	$85	$102	$9,088	$29	$81
HELOC and equity	1,481	18	18	630	1	12

Commercial
Secured non real estate	3,375	185	183	8,392	116	77
Secured real estate	6,511	55	57	3,769	67	430
Unsecured	—	—	—	—	—	—

Commercial Real Estate
Owner occupied	12,304	593	599	9,437	161	167
Non-owner occupied	14,425	489	474	15,512	429	153
Multifamily	1,625	12	12	1,659	—	6

Construction and Land Development
Construction	—	—	—	—	—	—
Improved Land	3,724	59	59	4,387	264	12
Unimproved Land	2,829	109	114	2,516	111	—

Consumer and Other	29	—	—	—	—	—

Total	$54,284	$1,605	$1,618	$55,390	$1,178	$938

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

	Year ended December 31, 2010
	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate
First mortgages	$8,728	$132	$132
HELOC and equity	2,015	1	1

Commercial
Secured non real estate	1,640	15	15
Secured real estate	49	—	—
Unsecured	—	—	—

Commercial Real Estate
Owner occupied	7,424	149	147
Non-owner occupied	7,959	236	236
Multifamily	—	—	—

Construction and Land Development
Construction	5,631	—	—
Improved Land	6,189	216	216
Unimproved Land	1,349	—	—

Consumer and Other	290	—	—

Total	$41,274	$749	$747

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the years ended December 31, 2012, 2011 and 2010, interest income not recognized on non-accrual loans was approximately $1,346, $1,545, and $858 respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Nonperforming loans represent loans which are not performing in accordance with the contractual loan agreements. Included in the tables that follow are loans in non-accrual and 90 days and over past due categories with a carrying value of $23,416 and $43,476 as of December 31, 2012 and 2011, respectively. Loans which are 90 days or greater past due and accruing interest income were $2,108 and $647 at December 31, 2012 and 2011, respectively. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

The following tables summarize past due and non-accrual loans by the number of days past due as of December 31, 2012 and 2011:

December 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,013	$95	$1,207	$—	$4,085	$2,019	$6,305	$2,114
HELOCs and equity	—	197	—	—	103	796	103	993

Commercial:
Secured – non-real estate	—	200	—	94	147	805	147	1,099
Secured – real estate	—	—	—	—	424	—	424	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	1,873	—	—	2,820	2,487	2,820	4,360
Non-owner occupied	581	—	—	1,707	2,242	2,085	2,823	3,792
Multi-family	—	—	—	—	1,331	315	1,331	315

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,440	288	3,440
Unimproved land	—	2,767	—	—	288	—	—	2,767

Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

December 31, 2011

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,864	$402	$—	$—	$4,622	$5,103	$6,486	$5,505
HELOCs and equity	—	—	—	—	323	644	323	644

Commercial:
Secured – non-real estate	666	479	—	146	228	1,882	894	2,507
Secured – real estate	—	—	—	—	1,013	9,930	1,013	9,930
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	272	—	—	798	4,781	798	5,053
Non-owner occupied	—	—	—	—	2,737	8,904	2,737	8,904
Multi-family	356	—	—	318	2,077	—	2,433	318

Construction and Land Development:
Construction	—	—	—	—	87	—	87	—
Improved land	—	—	—	—	—	264	—	264
Unimproved land	—	—	—	—	80	—	80	—

Consumer and other	—	—	—	—	—	3	—	3
Total December 31, 2011	$2,886	$1,153	$—	$464	$11,965	$31,511	$14,851	$33,128

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2012 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy. During the year ended December 31, 2012, the Company modified $6,391 in commercial real estate loans, $1,831 in commercial loans, $450 in residential real estate loans and $149 in land loans. During the year ended December 31, 2011, the Company modified $5,992 in commercial real estate loans, $1,527 in commercial loans, $1,894 in residential real estate loans and $2,516 in land loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of December 31, 2012 and 2011, respectively, all of which were performing in accordance with the restructured terms.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 4 - LOANS (continued)

	December 31, 2012	December 31, 2011
Residential real estate	$605	$2,306
Commercial real estate	17,315	11,394
Construction and land development	2,654	6,013
Commercial	3,699	2,124
Total	$24,273	$21,837

Of the $24,273 of performing trouble debt restructurings at December 31, 2012, $12,416 was classified as special mention and $11,857 was classified as substandard. Of the $21,837 of performing trouble debt restructurings at December 31, 2011, $8,135 was classified as special mention and $13,702 was classified as substandard. Total nonperforming troubled debt restructured loans were $5,676 and $7,083 at December 31, 2012 and 2011, respectively. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. Loans modified within the last twelve months and defaulted within that period are comprised of five residential real estate loans for $306 and two commercial loan for $65. These loans are included in non-accrual loans at December 31, 2012 with a specific reserve in the allowance for loan losses of $66. Loans modified within the twelve months ending December 31, 2011 and defaulted within that period are comprised of one residential real estate loan for $1,752, two commercial real estate loans for $4,781, one commercial loans for $285 and one land development loan for $264. These loans were included in non-accrual loans at December 31, 2011 with a specific reserve in the allowance for loans losses of $684. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The average yield on the performing loans classified as troubled debt restructurings was 4.76% and 4.63% as of December 31, 2012 and 2011, respectively. Troubled debt restructuring loans are considered impaired.

During the year ended December 31, 2012, the Company lowered the interest rate on $11,775 of loans prior to maturity which we did not consider to be troubled debt restructurings. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at December 31, 2012. The Company has allocated $2,030 and $1,843 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011, respectively.

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
(Dollar in thousands, except per share data)

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

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2012
Residential Real Estate:
First mortgages	$109,562	$71,487	$2,547	$4,085	$26,304	$2,552	$2,587
HELOCs and equity	56,355	8,728	31	103	39,180	5,375	2,938

Commercial:
Secured – non-real estate	127,514	19,801	405	115	99,537	4,346	3,310
Secured – real estate	43,613	12,199	—	425	28,227	2,030	732
Unsecured	8,371	80	—	—	7,724	140	427

Commercial Real Estate:
Owner occupied	187,007	37,696	7,943	2,820	123,106	6,285	9,157
Non-owner occupied	290,858	123,224	2,321	2,242	147,104	11,278	4,689
Multi-family	36,709	21,089	—	1,331	13,974	—	315

Construction and Land Development:
Construction	3,481	—	—	—	3,481	—	—
Improved land	20,117	4,033	—	—	9,071	3,138	3,875
Unimproved land	18,664	3,888	—	505	11,765	—	2,506

Consumer and other	11,290	11	—	—	10,552	584	143

Total December 31, 2012	$913,541	$302,236	$13,247	$11,626	$520,025	$35,728	$30,679

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2011
Residential Real Estate:
First mortgages	$139,896	$94,919	$1,363	$4,622	$26,156	$5,567	$7,269
HELOCs and equity	56,615	9,119	—	323	39,774	5,449	1,950

Commercial:
Secured – non-real estate	116,561	25,196	748	228	81,132	6,160	3,097
Secured – real estate	43,198	13,948	251	1,013	15,639	1,663	10,684
Unsecured	10,424	2,953	—	—	7,029	—	442

Commercial Real Estate:
Owner occupied	172,733	45,401	8,478	798	97,428	10,036	10,592
Non-owner occupied	244,178	135,098	6,277	2,737	76,072	12,776	11,218
Multi-family	40,365	30,890	1,904	2,077	4,817	677	—

Construction and Land Development:
Construction	8,173	3,246	—	87	4,840	—	—
Improved land	18,342	5,638	—	—	7,203	1,290	4,211
Unimproved land	16,958	6,364	222	80	7,777	—	2,515

Consumer and other	12,093	1,079	—	—	10,877	5	132

Total December 31, 2011	$879,536	$373,851	$19,243	$11,965	$378,744	$43,623	$52,110

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of other real estate owned as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$5,708	$10,372	$16,080	$1,922	$8,067	$9,989
Residential real estate	646	2,803	3,449	532	2,941	3,473
Total	$6,354	$13,175	$19,529	$2,454	$11,008	$13,462

At December 31, 2012, other real estate owned measured at fair value less costs to sell, had a carrying amount of $19,529 net of the valuation allowance of $0. At December 31, 2011, other real estate owned had a carrying amount of $13,462, net of the valuation of $0.

NOTE 6 - PREMISES AND EQUIPMENT

At December 31, 2012 and 2011, premises and equipment were as follows:

	2012	2011

Land	$3,600	$900
Buildings	7,798	5,278
Buildings and leasehold improvements	6,406	6,754
Furniture, fixtures and equipment	8,983	7,381
	26,787	20,313

Less accumulated depreciation	9,007	7,930

Premises and equipment, net	$17,780	$12,383

Depreciation expense was $1,914, $1,614, and $1,210, for the years ended 2012, 2011, and 2010, respectively.

The Company leases several of its office facilities under operating leases. Rent expense was $3,354, $3,596, and $3,359 for the years ended 2012, 2011, and 2010, respectively.

Rent commitments under these non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2013	$3,334
2014	3,196
2015	2,778
2016	2,205
2017	1,768
Thereafter	7,114
$20,395

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 7 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC Loss Share Receivable which resulted from the acquisition of financial institutions covered under loss sharing agreements with the FDIC is as follows:

	2012	2011

Beginning of year	$72,895	$74,332
Effect of acquisition	—	19,130
Cash received	(11,559)	(17,331)
Discount accretion	1,224	566
Reduction for changes in cash flow estimate	(13,712)	(3,802)
Other	(2,113)	—
End of year	$46,735	$72,895

As of the years ended December 31, 2012 and 2011, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in the balance for goodwill during the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Beginning of year	$52,505	$45,008	$45,008
Effect of acquisitions	5,753	7,497	—
Impairment	—	—	—
End of year	$58,258	$52,505	$45,008

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. The first step includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill at December 31, 2012. Qualitative factors that were considered included, but not limited to, business strategy, customer base, financial performance and market and regulatory dynamics. The results of the qualitative assessment indicated that the fair value of the reporting unit exceeded its carrying amount. Consequently, no additional impairment test was necessary.

The amount of goodwill remaining to be deducted for tax purposes was $15,688 at December 31, 2012.

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of December 31, 2012 and 2011:

	2012		2011
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$5,934	$2,666	$5,242	$1,982

Amortization expense was $684, $514, and $433 for the years ending December 31, 2012, 2011, and 2010, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLE (continued)

Estimated amortization expense for each of the next five years is as follows.

2013	$666
2014	591
2015	537
2016	483
2017	436
Thereafter	555
$3,268

NOTE 9 - DEPOSITS

Time deposits of $100 or more were $207,843 and $191,579 at December 31, 2012 and 2011, respectively.

Scheduled maturities of time deposits for the next five years are as follows.

2013	$239,298
2014	48,333
2015	14,507
2016	8,384
2017	3,562
$314,084

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank (“FHLB”). This credit line is collateralized by $74,955 of residential first mortgage and commercial real estate loans under a blanket lien arrangement. At December 31, 2012, the Bank had borrowing capacity from the FHLB of $36,682 based on eligible pledged collateral. At December 31, 2012 the company had no FHLB advances. At December 31, 2011, FHLB advances consisted of a $5,000 convertible advance at a rate of 4.6% which matured on January 11, 2012 and was paid in full on that date.

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

NOTE 12 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 25% of the first 6.0% of the compensation contributed. As of January 1, 2012 employee contributions up to 15% of total compensation are matched at 33% of the first 6.0%. Employee benefit expense related to this plan was $211, $115, and $93 for the years ended December 31, 2012, 2011 and 2010, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 12 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS (continued)

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, supplemental retirement benefits and cash and equity bonuses, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $961, $301, and $255 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 13 - INCOME TAXES

Income tax expense was as follows:

	Years ending December 31,
	2012	2011	2010

Current Provision
Federal	$176	$209	$—
State	—	—	—

Total	176	209	—

Deferred Provision
Federal	2,247	1,740	867
State	385	333	148

Total	2,632	2,073	1,015

Total Provision
Federal	2,423	1,949	867
State	385	333	148

Income tax expense	$2,808	$2,282	$1,015

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 13 - INCOME TAXES (continued)

The balance of deferred tax assets and liabilities at the December 31, 2012 and 2011 follows:

	2012	2011

Deferred tax assets:
Net operating loss and credit carryforward	$4,943	$4,173
Allowance for loan losses	3,800	5,154
Fair value adjustment of loans and other real estate owned	16,923	15,294
Accrued expenses	505	526
Depreciation	—	126
Deferred compensation	2,131	1,377
Other	363	803
	28,665	27,453
Deferred tax liabilities:
Deferred gain	(2,175)	(3,487)
FDIC loss share receivable	(17,586)	(21,249)
Tax deductible goodwill and other intangibles	(954)	(2,180)
Depreciation	(493)	—
Prepaid expenses	(169)	(624)
Net unrealized gain on securities available for sale	(1,362)	(1,549)
	(22,745)	(29,089)

Net deferred tax asset (liability)	$5,920	$(1,636)

The deferred tax liability related to the gain on the Republic and TBOM transactions will reverse ratably over six years. The remainder will be realized as the applicable assets are recovered, sold or mature.

The Company continues to assess its earnings history, its estimate of future earnings, the expected reversal of differences in book and taxable income, and the expiration dates of its net operating loss carryforwards to determine that it was more likely than not that the deferred tax assets will be realized. The Company has determined that the realization of the deferred tax assets continues to be more likely than not and no valuation allowance was recorded for at December 31, 2012 and 2011.

Also, due to the issuance of additional stock in September of 2009, the Company underwent a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership also resulted in a limitation of the amount of net operating losses that can be utilized by the Company, annually, under Internal Revenue Code Section 382. As of December 31, 2012, the Company has utilized all of the federal net operating loss carryforwards which were subject to this limitation. However, $11,057 of the Company’s state net operating loss carryforwards remain subject to this limitation.

As part of the merger with AFI, the Company acquired federal and state net operating loss carryforwards of $10,928 which begin to expire starting in 2028. The use of these net operating loss carryforwards are also subject to an annual limitation by Internal Revenue Code Section 382.

At December 31, 2012, the Company has Federal and State net operating loss carryforwards of approximately $10,061 and $25,748, respectively, which begin to expire in 2028. Inclusive within these amounts is $9,994 of remaining federal and state net operating loss carryforwards which were acquired as part of the merger with AFI. It is anticipated that these carryforwards, both Federal and State, will be utilized prior to their expiration, and the limitations under Internal Revenue Code Section 382 will not materially impact the Company.

NOTE 13 - INCOME TAXES (continued)

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2012	2011	2010
Federal statutory rate times financial statement income	$2,562	$2,024	$888
Effect of:
State taxes	250	219	94
Earnings from company owned life insurance	(169)	(51)	(55)
Incentive stock option expense	74	49	37
Other, net	91	41	51

Total	$2,808	$2,282	$1,015

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax within the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2009.

There were no significant unrecognized tax benefits at December 31, 2012, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates for the years ended December 31, 2012 and 2011 were as follows

	Year ended December 31,
	2012	2011
Beginning balance	$9,693	$11,809
New loans and advances	4,549	26
Repayments	(1,266)	(2,142)

Ending balance	$12,976	$9,693

Deposits held within our banking subsidiary from principal officers, directors, and their affiliates at December 31, 2012 and 2011 were $13,583 and $11,279, respectively.

Additionally, the Company paid $456, $892, and $489, for the years ended December 31, 2012, 2011 and 2010, respectively, to various entities owned by directors of the Company or 1st United Bank for architectural design services and furniture related to its office facilities, insurance services and legal services. The Company entered into a lease that commenced in 2006 and can be renewed every 5 years on a property owned by a director, for which it has made lease payments of $133, $136, and $158 during the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At December 31, 2012 and 2011, 62,712 shares had been issued and no options were available to be issued under the plan. No additional shares can be issued under the 2003 Plan.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2012, 1,029,472 awards were issued and outstanding under the 2008 Incentive Plan. Up to an additional 674,042 awards may be issued under the 2008 Incentive Plan.

Additionally, 3,059,322 options to purchase the Company’s common stock were outstanding at December 31, 2012 and December 31, 2011, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2012 and 2011, 107,800 options and 62,000 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for these plans and agreements were $964, $816, and $830, respectively, for the years ended December 31, 2012, 2011 and 2010.

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

The fair value of options granted during 2012, 2011 and 2010 was determined using the following weighted-average assumptions as of grant date.

	2012	2011	2010

Risk-free interest rate	1.77%	2.17%	2.42%
Expected term	8.5 years	5.5 years	7 years
Expected stock price volatility	40%	30%	30%
Dividend yield	—	—	—

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

A summary of stock option activity for the year ended 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	3,568,975	$7.56	7.1 years	$1,897,448
Granted	423,100	5.97
Exercised	—
Forfeited, exchanged or expired	(8,504)	6.41
Outstanding at end of year	3,983,571	7.40	6.4 years	1,053,745
Fully vested and expected to vest	3,983,571	7.40	6.4 years	1,053,745
Exercisable at end of year	1,545,322	9.12	4.8 years	313,135

Information related to stock options granted during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$2.86	$2.12	1.83

As of December 31, 2012 and 2011, there were $5,038 and $4,789, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5.96 years.

In 2009, the Company granted 84,000 shares of its common stock to non-employee directors pursuant to the terms of the 2008 Incentive Plan. The grant price was $7.15 per share. Under the terms of the agreement, the restricted shares will vest one-seventh immediately and one-seventh equally at the end of the next six years, subject to accelerated vesting upon a change of control. The fair value of restricted stock award at the grant date was $601, which one-seventh immediately vested with the remaining being amortized into expense over the six-year vesting period on the straight-line method. Amortization expense was $86, $81 and $81 for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, 48,000 shares had vested and 36,000 shares were non-vested.

In 2011, the Company granted 101,600 shares of its common stock to non-employee directors of the Company and 1st United. The fair value of the stock award was $640, which vest one-seventh at the date of grant and one-seventh each year thereafter over the following six years. The grant price at the date of grant was $6.30. Amortization expense for the years ended December 31, 2012 and 2011 was $91 and $175. At December 31, 2012, 29,028 shares had vested and 72,572 shares were non-vested.

In 2012, the Company granted 124,500 shares of its common stock to non-employee directors of the Company and 1st United. The fair value of the stock award was $735, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $5.90. Amortization expense for the year ended December 31, 2012 was $61. At December 31, 2012, 124,500 shares were non-vested.

In 2012, the Company granted 83,835 shares of its common stock to executive officers of the Company and 1st United. The fair value of the stock award was $495, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $5.90. Amortization expense for the year ended December 31, 2012 was $41. At December 31, 2012, 83,835 shares were non-vested.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

In 2012, the Company granted 15,750 shares of its common stock to new directors of the Company and 1st United. The fair value of the stock award was $95, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $6.05. Amortization expense for the year ended December 31, 2012 was $7. At December 31, 2012, 15,750 shares were non-vested.

NOTE 16 – COMMON STOCK OFFERING

In April 2012, the Company completed the acquisition of AFI and issued 3,140,354 in common stock. See Note 2.

In March 2011, the Company issued 5,000,000 shares of common stock at $6.50 per share. The total proceeds of the common stock offering were $30,458, net of offering costs of $2,042. In April 2011, the underwriter exercised its full over-allotment option and 750,000 common shares were issued at $6.50 per share for additional proceeds of $4,632, net of offering costs of $243.

NOTE 17 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Management believes as of December 31, 2012, the Company and 1st United meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2012 and 2011, the most recent regulatory notifications categorized 1st United as well capitalized under the regulatory notifications framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 17 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of December 31, 2012
Total Capital to risk-weighted assets
Consolidated	$180,383	22.46%	$64,260	8.00%	$80,325	10.00%
1st United	162,124	20.30%	63,902	8.00%	79,878	10.00%
Tier I capital to risk-weighted assets
Consolidated	170,595	21.24%	32,130	4.00%	48,195	6.00%
1st United	152,520	19.09%	31,951	4.00%	47,927	6.00%
Tier I capital to total average assets
Consolidated	170,595	11.45%	59,596	4.00%	74,495	5.00%
1st United	152,520	10.27%	59,411	4.00%	74,264	5.00%

As of December 31, 2011
Total Capital to risk-weighted assets
Consolidated	$165,291	25.16%	$52,552	8.00%	$65,690	10.00%
1st United	129,471	19.87%	52,127	8.00%	65,159	10.00%
Tier I capital to risk-weighted assets
Consolidated	157,023	23.90%	26,276	4.00%	39,414	6.00%
1st United	121,274	18.61%	26,064	4.00%	39,095	6.00%
Tier I capital to total average assets
Consolidated	157,023	11.75%	53,445	4.00%	66,806	5.00%
1st United	121,274	9.11%	53,237	4.00%	66,546	5.00%

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from 1st United. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During the year ended December 31, 2012, 1st United declared and paid dividends of $5,000 to the Company. At December 31, 2012, 1st United could have, without prior approval, declared additional net dividends of $5,875. During December 31, 2012, the Company paid a $0.10 special dividend of $3,407 to holders of common shares as of the record date.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$23,661	$2,958	$2,520	$5,903
Unused lines of credit	664	72,103	600	60,020
Stand-by letters of credit	5,349	1,610	3,990	1,110

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.0% to 8.25% and the underlying loans have maturities ranging from one month to 30 years.

NOTE 19 – FAIR VALUES

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
▪	Level II: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
▪	Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given assets over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

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

Assets measured at fair value on a recurring basis at December 31, 2012 and 2011are summarized below.

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Available for Sale Securities:
Municipal securities	$469	$—	$469	$—
Residential collateralized mortgage obligations	3,759	—	3,759	—
Residential mortgage-backed	255,894	—	255,894	—
	$260,122	$—	$260,122	$—

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Available for Sale Securities:
Residential collateralized mortgage obligations	$7,757	$—	$7,757	$—
Residential mortgage-backed	193,965	—	193,965	—
	$201,722	$—	$201,722	$—

There were no recurring liabilities measured at fair value at December 31, 2012 and 2011.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 19 - FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable Inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$1,529	$—	$—	$1,529
Commercial	1,416	—	—	1,416
Commercial real estate	9,972	—	—	9,972
Construction and land development	1,652	—	—	1,652
Consumer and other	—	—	—	—
	$14,569	$—	$—	$14,569
Other real estate:
Commercial	$16,080	$—	$—	$16,080
Residential	3,449	—	—	3,449
	$19,529	$—	$—	$19,529

At December 31, 2012 , impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $17,683, with a valuation allowance of $3,114 resulting in an additional provision for loan losses of $3,778 for the year ending December 31, 2012.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $19,529, with no valuation allowance for the year ending December 31, 2012.

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level I)	Significant other observable Inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$2,614	$—	$—	$2,614
Commercial	677	—	—	677
Commercial real estate	12,082	—	—	12,082
Construction and land development	1,624	—	—	1,624
Consumer and other	—	—	—	—
	$16,997	$—	$—	$16,997
Other real estate:
Commercial	$9,989	$—	$—	$9,989
Residential	3,473	—	—	3,473
	$13,462	$—	$—	$13,462

At December 31, 2011, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $22,359, with a valuation allowance of $5,362 resulting in an additional provision for loan losses of $6,116 for the year ending December 31, 2011.

Other real estate owned, which are measured for impairment using the fair value of the collateral, had a carrying amount of $13,462 with no valuation allowance for the year ended December 31, 2011.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstance occurs. There have been no transfers between levels for 2012 and 2011.

The carrying amount and estimated fair values of financial instruments were as follows at December 31, 2012 and 2011.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$207,117	$207,117	$165,424	$165,424
Securities available for sale	260,122	260,122	201,722	201,722
Loans, net, including loans held for sale	904,497	911,134	866,853	865,754
Nonmarketable equity securities	8,625	N/A	11,207	N/A
Company owned life insurance	21,092	21,092	5,093	5,093
FDIC loss share receivable	46,735	46,735	72,895	72,895
Accrued interest receivable	3,428	3,428	2,947	2,947

Financial liabilities
Deposits	$1,303,022	$1,299,140	$1,181,708	$1,181,841
Federal funds purchased and repurchase agreements	19,855	19,855	8,746	8,747
Federal Home Loan Bank advances	—	—	5,000	5,000
Accrued interest payable	314	314	430	430

Fair value methods and assumptions are periodically evaluated by the Company. The methods and assumptions used to estimate fair value are described as follows:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I in the fair value hierarchy.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 20 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings per share computation follow:

	2012	2011	2010
Basic
Net Income	$4,728	$3,672	$1,598

Weighted average common shares outstanding	32,947,752	29,240,932	24,781,660

Basic earnings per common share	$0.14	$0.13	$0.06

Diluted
Net Income	$4,728	$3,672	$1,598

Weighted average common shares outstanding for basic earnings per common share	32,947,752	29,240,932	24,781,660

Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	5,311	14,990	98,912
Average shares and dilutive potential common shares	32,953,063	29,255,922	24,880,572

Diluted earnings per common share	$0.14	$0.13	$0.06

Stock options for 3,983,571, 3,568,975, and 1,069,177 shares of common stock were not considered in computing diluted earnings per share for 2012, 2011, and 2010, respectively, because they were antidilutive.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2012	2011
ASSETS
Cash and cash equivalents	$10,028	$27,828
Investment in subsidiaries	223,378	186,562
Other assets	3,298	1,001

	$236,704	$215,391
LIABILITIES AND EQUITY
Other liabilities	$14	$40
Shareholders’ equity	236,690	215,351
	$236,704	$215,391

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2012	2011	2010

Interest income	$30	$210	$228
Equity in subsidiary income	5,373	4,036	1,803
Professional fees	(173)	(206)	(271)
Other non-interest expense	(891)	(588)	(285)

Income before income taxes	4,339	3,452	1,474
Income tax benefit	(389)	(220)	(124)
Net income	$4,728	$3,672	$1,598

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net income	$4,728	$3,672	$1,598
Adjustments:
Equity in undistributed subsidiary income	(5,373)	(4,036)	(1,803)
Stock based compensation expense	1,258	1,072	830
Net change in other assets and liabilities	(783)	(291)	(396)
Net cash provided by (used in) operating activities	(170)	417	229

Cash flows from investing activities
Investment in subsidiary	4,902	(20,815)	(27,749)
Cash paid in connection with merger, net	(19,125)	—	—
Net cash provided by (used in) investing activities	(14,223)	(20,815)	(27,749)

Cash flows from financing activities

Dividends paid	(3,407)	—	—
Issuance of common stock	—	35,090	(21)
Net cash provided by (used in) financing activities	(3,407)	35,090	(21)

Net change in cash and cash equivalents	(17,800)	14,692	(27,541)
Beginning cash and cash equivalents	27,828	13,136	40,677

Ending cash and cash equivalents	$10,028	$27,828	$13,136

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar in thousands, except per share data)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Total interest income	$15,888	$19,166	$19,183	$18,612
Total interest expense	1,437	1,476	1,277	1,123
Net interest income	14,451	17,690	17,906	17,489
Provision for loan losses	1,300	3,100	1,050	900
Net interest income after provision for loan losses	13,151	14,590	16,856	16,589
Net gain (loss) on other real estate owned	735	1,218	1,020	305
Gain on sale of securities	498	1,175	—	—
Adjustment to FDIC loss share receivable	(2,075)	(3,042)	(4,150)	(3,221)
Other noninterest income	1,122	1,240	1,261	1,248
Merger reorganization expense	451	1,309	24	—
Noninterest expense (b)	11,725	12,853	12,429	12,193
Income before income taxes	1,255	1,019	2,534	2,728
Income tax expense	475	372	960	1,001
Net income	$780	$647	$1,574	$1,727

Earnings per share – basic	$0.03	$0.02	$0.05	$0.05
Earnings per share – diluted	0.03	0.02	0.05	0.05

(a)	includes acquisition of AFI
(b)	Noninterest expense for the first and second quarter were impacted by additional expenses incurred as a result of the Old Harbor and AFI acquisitions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(c)
Year ended December 31, 2011
Total interest income	$14,681	$16,302	$13,590	$15,836
Total interest expense	1,724	1,588	1,452	1,585
Net interest income	12,957	14,714	12,138	14,251
Provision for loan losses	1,900	1,450	1,450	2,200
Net interest income after provision for loan losses	11,057	13,264	10,688	12,051
Net gain (loss) on other real estate owned	(224)	—	(29)	(11)
Gain on sale of securities	—	—	—	364
Adjustment to FDIC loss share receivable	(244)	(1,506)	(205)	(1,281)
Other noninterest income	1,197	1,138	1,145	1,395
Merger reorganization expense	450	300	—	326
Noninterest expense	10,741	10,858	9,367	10,803
Income before income taxes	595	1,738	2,232	1,389
Income tax expense	240	674	836	532
Net income	$355	$1,064	$1,396	$857

Earnings per share – basic	$0.01	$0.03	$0.05	$0.03
Earnings per share – diluted	0.01	0.03	0.05	0.03

(c) includes acquisition of Old Harbor

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2012.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As permitted, the Company has excluded the current year acquisition of AFI (represents approximately 13% of total assets at December 31, 2012) from the scope of management’s report on internal control over financial reporting.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, and the firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On February 8, 2013, we announced via press release our financial results for the quarter and fiscal year ended December 31, 2012. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal –1 - Election of Directors,” “Executive Officers,” and “Corporate Governance – Codes of Ethics and Code of Conduct” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2013 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Section 16 Compliance

Information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of the Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Election of Directors - Directors’ Fees” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting. Our shareholders approved the 2008 Incentive Plan at the 2008 Annual Meeting. The 2008 Incentive Plan replaced the Officers’ and Employees’ Stock Option Plan. We no longer grant equity compensation pursuant to the Officers’ and Employees’ Stock Option Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Securities Holders	656,449	$6.97	674,042	(2)

Equity Compensation Plans Not Approved by Securities Holders	3,327,122	$7.48	—	(1)

Total	3,983,571	$7.40	674,042

(1) Messrs. Orlando, Schupp, and Marino were granted stock options from time to time pursuant to a written employment agreement. Please see section captioned “Executive Compensation” in our Proxy Statement.

(2) Total securities available for future issuance includes the impact of issuance of 435,735 common shares which vest over either a 7 or 10 year period to its directors.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2012 and 2011

Consolidated Statements of Operations for Fiscal Years 2012, 2011, and 2010

Consolidated Statement of Comprehensive Income for Fiscal Years 2012, 2011, and 2010

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2012, 2011, and 2010

Consolidated Statements of Cash Flows for Fiscal Years 2012, 2011, and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K
EXHIBIT NO.	DESCRIPTION

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2	Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5	Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 001-34462)

3.2	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 001-34462)

3.3	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement of Form S-3 (filed 11/23/10) (No. 333-070789)

10.1	Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2	Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.3	Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8	Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

11.1	Statement re Computation of Per Share Earnings*

12.1	Statement re Computation of Ratios**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 8, 2013**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 8, 2013, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino
JOHN MARINO PRESIDENT AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp
Rudy E. Schupp Chief Executive Officer (Principal Executive Officer)

/s/ John Marino
John Marino President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paula Berliner	/s/ Thomas E. Lynch
Paula Berliner, Director	Thomas E. Lynch, Director

/s/ Derek C. Burke	/s/ Carlos Morrison
Derek C. Burke, Director	Carlos Morrison, Director

/s/ Jeffery L. Carrier	/s/ Joseph W. Veccia, Jr.
Jeffery L. Carrier, Director	Joseph W. Veccia, Jr., Director

/s/ Ronald A. David	/s/ John Marino
Ronald A. David, Director	John Marino, Director

/s/ James D. Evans	/s/ Warren S. Orlando
James D. Evans, Director	Warren S. Orlando, Director

/s/ Arthur S. Loring	/s/ Rudy E. Schupp
Arthur S. Loring, Director	Rudy E. Schupp, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2	Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5	Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 001-34462)

3.2	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 001-34462)

3.3	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement of Form S-3 (filed 11/23/10) (No. 333-070789)

10.1	Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2	Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.3	Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8	Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

11.1	Statement re Computation of Per Share Earnings*

12.1	Statement re Computation of Ratios**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 8, 2013**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

