Form 10-Q
period 2013-03-31
1st United Bancorp, Inc.
filed 2013-04-19
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2013
Common stock, $.01 par value	34,287,056

1st UNITED BANCORP, INC.
March 31, 2013
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$143,493	$206,871
Federal funds sold	469	246
Cash and cash equivalents	143,962	207,117
Securities available for sale	310,956	260,122
Loans held for sale	—	524
Loans, net of allowance of $9,523 and $9,788 at March 31, 2013 and December 31, 2012	918,467	903,600
Nonmarketable equity securities	8,041	8,625
Premises and equipment, net	17,331	17,780
Other real estate owned	19,066	19,529
Company-owned life insurance	21,239	21,092
FDIC loss share receivable	41,189	46,735
Goodwill	58,498	58,498
Core deposit intangible	3,096	3,268
Accrued interest receivable and other assets	19,604	19,889
Total assets	$1,561,449	$1,566,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$441,526	$426,968
Interest bearing	858,751	876,054
Total deposits	1,300,277	1,303,022
Federal funds purchased and repurchase agreements	16,610	19,855
Federal Home Loan Bank advances	—	—
Accrued interest payable and other liabilities	6,452	7,212
Total liabilities	1,323,339	1,330,089
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,287,056 and 34,070,270 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	343	341
Additional paid-in capital	238,430	238,089
Accumulated deficit	(2,378)	(3,998)
Accumulated other comprehensive income	1,715	2,258
Total shareholders’ equity	238,110	236,690
Total liabilities and shareholders’ equity	$1,561,449	$1,566,779

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012
Interest income:
Loans, including fees	$16,171	$14,372
Securities available for sale	1,368	1,327
Federal funds sold and other	181	189

Total interest income	17,720	15,888
Interest expense:
Deposits	985	1,428
Federal funds purchased and repurchase agreements	6	3
Federal Home Loan Bank and Federal Reserve Bank borrowings	—	6

Total interest expense	991	1,437

Net interest income	16,729	14,451
Provision for loan losses	650	1,300

Net interest income after provision for loan losses	16,079	13,151
Non-interest income:
Service charges and fees on deposit accounts	796	832
Net gains on sales of other real estate owned	441	735
Net gains on sales of securities	122	498
Net gains on sales of loans held for sale	46	19
Increase in cash surrender value of Company owned life insurance	147	63
Adjustment to FDIC loss share receivable	(2,820)	(2,075)
Other	280	208
Total non-interest income	(988)	280

Non-interest expense:
Salaries and employee benefits	6,199	5,709
Occupancy and equipment	1,969	1,945
Data processing	930	879
Telephone	229	214
Stationery and supplies	91	125
Amortization of intangibles	172	143
Professional fees	387	391
Advertising	88	72
Merger reorganization expense	—	451
Regulatory assessment	358	358
Other real estate owned expense	579	371
Loan expense	347	567
Other	1,127	951
Total non-interest expense	12,476	12,176

Income before taxes	2,615	1,255
Income tax expense	995	475
Net income	$1,620	$780

Basic earnings per common share	$0.05	$0.03
Diluted earnings per common share	$0.05	$0.03

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net income	$1,620	$780
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(749)	(360)
Reclassification adjustment for security gains included in net income(1)	(122)	(498)
Income tax benefit	328	325
Other comprehensive income (loss)	(543)	(533)
Comprehensive income	$1,077	$247

(1)Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2013 and 2012 was $46 and $187, respectively.

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Net income	—	—	—	780	—	780
Other comprehensive income (loss)	—	—	—	—	(533)	(533)
Stock-based compensation expense	—	—	280	—	—	280
Restricted stock grants	345,134	2	(2)	—	—	—
Balance at March 31, 2012	30,914,166	$309	$218,078	$(4,539)	$2,030	$215,878

Balance at January 1, 2013	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	1,620	—	1,620
Other comprehensive income (loss)	—	—	—	—	(543)	(543)
Stock-based compensation expense	—	—	343	—	—	343
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at March 31, 2013	34,287,056	$343	$238,430	$(2,378)	$1,715	$238,110

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities
Net income	$1,620	$780
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	650	1,300
Depreciation and amortization	875	602
Net accretion of purchase accounting adjustments	(5,047)	(3,493)
Net amortization of securities	1,008	623
Adjustment to FDIC receivable	2,820	2,075
Increase in cash surrender value of company-owned life insurance	(147)	(63)
Stock-based compensation expense	343	280
Net gains on sales of securities	(122)	(498)
Net gains on other real estate owned	(441)	(735)
Net loss on premises and equipment	5	—
Net gain on sale of loans held for sale	(46)	(19)
Write-down of other real estate owned	464	264
Loans originated for sale	(2,096)	(809)
Proceeds from sale of loans held for sale	2,666	736
Net change in:
Deferred income tax	—	(113)
Deferred loan fees	(78)	17
Accrued interest receivable and other assets	446	424
Accrued interest payable and other liabilities	(760)	(1,583)
Net cash provided by operating activities	2,160	(212)
Cash flows from investing activities
Proceeds from sales of securities	8,815	29,945
Proceeds from security maturities calls and prepayments	18,300	12,420
Purchases of securities	(79,707)	(60,875)
Loan originations and payments, net	(12,776)	12,022
Cash received from FDIC loss sharing agreements	2,726	4,514
Redemption (purchase) of nonmarketable equity securities, net	584	(4)
Purchase of Company owned life insurance	—	(10,500)
Proceeds from the sale of other real estate owned	2,626	2,280
Additions to premises and equipment, net	(30)	(267)
Net cash provided by investing activities	(59,462)	(10,465)
Cash flows from financing activities
Net change in deposits	(2,608)	(16,343)
Net change in federal funds purchased and repurchase agreements	(3,245)	2,392
Net change in Federal Home Loan Bank advance	—	(5,000)
Net cash provided by (used in) financing activities	(5,853)	(18,951)

Net change in cash and cash equivalents	(63,155)	(29,628)
Beginning cash and cash equivalents	207,117	165,424

Ending cash and cash equivalents	$143,962	$135,796
Supplemental cash flow information:
Interest paid	$972	$1,345
Taxes paid	125	—
Transfer of loans to other real estate owned	2,247	2,581

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At March 31, 2013, EEL held $2,407 in performing loans and $1,080 in non-performing loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Stock options to acquire 2,571,673 and 3,658,070 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2013 and 2012, respectively, because consideration of those instruments would be antidilutive.

FDIC Loss Share Receivable. The FDIC Loss Share Receivable represents the estimated amounts due from the Federal Deposit Insurance Corporation (“FDIC”) related to the loss share agreements which were booked as of the acquisition dates of Republic Federal Bank, N.A. (“Republic”), The Bank of Miami, N.A. (“TBOM”) and Old Harbor Bank of Florida (“Old Harbor”). The receivable represents the discounted value of the FDIC’s reimbursable portion of estimated losses we expect to realize on loans and other real estate (“Covered Assets”) acquired as a result of the TBOM, Republic and Old Harbor acquisitions. As losses are realized on Covered Assets, the portion that the FDIC pays the Company in cash for principal and up to 90 days of interest reduces the FDIC Loss Share Receivable.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION (continued)

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Prior to October 1, 2012, any increases in cash flows of Covered Assets would be accreted into income over the life of the Covered Asset and would reduce immediately the FDIC Loss Share Receivable. Subsequent to October 1, 2012, due to the adoption of new guidance by the Financial Accounting Standards Board (“FASB”), any increases in cash flows of Covered Assets will be accreted into income over the life of the covered asset with a reduction to the FDIC Loss Share Receivable over the shorter of the life of the loan or the remaining term of the respective Loss Share Agreements. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Non-cash adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 9 and 11 basis points of the allowance for loan losses at March 31, 2013 and December 31, 2012, respectively.

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

NOTE 2 – ACQUISITIONS

On March 22, 2013, the Company announced the signing of a definitive agreement (the “Agreement”) to acquire Enterprise Bancorp, Inc. (“EBI”), a Florida corporation, and its wholly-owned subsidiary Enterprise Bank (“EB”), a Florida-chartered commercial bank, for approximately $44,000 in total consideration. In accordance with the Agreement, the total consideration of approximately $44,000 will be paid consisting of approximately $5,600 in cash, $24,000 consisting of EB non-performing assets and certain other classified EB loans and approximately $14,400 in impaired and below investment grade investments. At December 31, 2012, EBI had total assets of approximately $234,800, net loans of approximately $170,300, total deposits of approximately $171,400 and total shareholders’ equity of approximately $37,500. The transaction, unanimously approved by the board of directors of both companies, expands the Company’s existing franchise in the northern Palm Beach County market place. The merger is expected to be completed during the second half of 2013, subject to satisfaction of customary closing conditions, including regulatory approval and the approval of EBI shareholders. The Company estimates to record goodwill associated with the transaction of approximately $9,000.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (Anderen Financial, Inc. and Anderen Bank are subsequently referred to herein collectively as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The total value of the consideration paid to AFI shareholders was $38,250 which consisted of approximately $19,125 in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share, which was determined to be the fair value of the stock on the date of acquisition, with a total value of $19,065. The Company incurred $1,309 in merger reorganization expense during the year ended December 31, 2012 related to this acquisition. The Company recorded goodwill of $5,994 as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired was $5,651, primarily related to loss carry forwards. Additionally, the Company recorded $4,251 in deferred tax assets, which are included in other assets, as a result of purchase accounting adjustments. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities, fixed assets and deposits with the assistance of third party valuations. The fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties. The estimated fair values were subject to refinement as additional information relative to the closing date fair values became available through the measurement period. As a result, the Company updated the previously reported consolidated balance sheet for the year ended December 31, 2012 for the final measurement period adjustments.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

	April 1, 2012 (as initially reported)	Final Measurement Period Adjustments	April 1, 2012 (As adjusted)
Cash	$1,444	$—	$1,444
Federal Funds sold	6,500	—	6,500
Securities available for sale	37,742	—	37,742
Federal Home Loan Bank stock	496	—	496
Loans	131,986	(373)	131,613
Other real estate owned	527	—	527
Core deposit intangible	692	—	692
Fixed assets	5,595	—	5,595
Other assets	10,911	(50)	10,861
TOTAL ASSETS ACQUIRED	$195,893	$(423)	$195,470

Deposits	$160,979	$—	$160,979
Other	2,124	111	2,235
TOTAL LIABILITIES ASSUMED	$163,103	$111	$163,214

Excess of assets acquired over liabilities assumed	$32,790	$534	$32,256
Purchase price	38,250	—	38,250
Goodwill	$5,460	$534	$5,994

The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of the beginning of the current period presented and as of January 1, 2011, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended March 31,
	2013(1)	2012
Net interest and other income	$16,729	$16,444

Net income	1,620	906

Basic earnings per share	0.05	0.03

Diluted earnings per share	0.05	0.03

(1) Because the merger was effective April 1, 2012, there were no proforma adjustments to the quarter ended March 31, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Municipal Securities	$1,842	$3	$(57)	$1,788
Residential collateralized mortgage obligations	2,807	—	(27)	2,780
Residential mortgage-backed	303,558	3,302	(472)	306,388
	$308,207	$3,305	$(556)	$310,956
December 31, 2012
Municipal Securities	$500	$—	$(31)	$469
Residential collateralized mortgage obligations	3,793	—	(34)	3,759
Residential mortgage-backed	252,208	3,831	(145)	255,894
	$256,501	$3,831	$(210)	$260,122

At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at March 31, 2013 and December 31, 2012 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	1,842	1,788
Residential mortgage-backed and residential collateralized mortgage obligations	306,365	309,168
	$308,207	$310,956

Securities as of March 31, 2013 and December 31, 2012 with a fair value of $26,212 and $28,891, respectively, were pledged to secure public deposits and repurchase agreements.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three months ended March 31,
	2013	2012
Proceeds from sale	$8,815	$29,945
Gross gain	$122	$498
Gross (loss)	—	—
Net gains on sales of securities	$122	$498

Gross unrealized losses at March 31, 2013 and December 31, 2012, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
Municipal Securities	$1,270	$(57)	$—	$—	$1,270	$(57)
Residential collateral mortgage obligations	2,780	(27)	—	—	2,780	(27)
Residential mortgage-backed	88,245	(472)	14	—	88,259	(472)
	$92,295	$(556)	$14	$—	$92,309	$(556)
December 31, 2012
Municipal Securities	$469	$(31)	$—	$—	$469	$(31)
Residential collateral mortgage obligations	3,759	(34)	—	—	3,759	(34)
Residential mortgage-backed	35,838	(145)	14	—	35,852	(145)
	$40,066	$(210)	$14	$—	$40,080	$(210)

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

At March 31, 2013, there were 26 available for sale securities with unrealized losses of which two were municipal securities, three were residential collateral mortgage obligations, and 21 were residential mortgage-backed securities. At December 31, 2012, there were 15 available for sale securities with unrealized losses of which one was a municipal security, three were residential collateral mortgage obligations, and 11 were residential mortgage-backed securities. At March 31, 2013 and December 31, 2012, securities with unrealized losses had depreciated 0.60% and 0.52%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at March 31, 2013 and December 31, 2012 were deemed to be temporary.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS

Loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$33,153	$154,856	$188,009	$33,025	$146,473	$179,498
Real estate:
Residential	82,564	73,609	156,173	86,981	78,936	165,917
Commercial	192,937	339,966	532,903	198,666	315,908	514,574
Construction and land development	8,179	31,372	39,551	8,426	33,463	41,889
Consumer and other	9	11,047	11,056	11	11,279	11,290
	$316,842	$610,850	927,692	$327,109	$586,059	913,168
Add (deduct):
Unearned income and net deferred loan (fees) costs			298			220
Allowance for loan losses			(9,523)			(9,788)
			$918,467			$903,600

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

Commercial loans consist of small- to medium-sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets although such loans may be uncollateralized but guaranteed.

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

Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012, respectively, was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	768	119	281	(534)	16	650
Loans charged off	—	(53)	(58)	(898)	(16)	(1,025)
Recoveries	16	1	2	91	—	110
Ending Balance, March 31, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	1,493	59	(41)	(161)	(50)	1,300
Loans charged off	(31)	(284)	(1,697)	—	—	(2,012)
Recoveries	20	113	37	22	50	242
Ending Balance, March 31, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366

Allowance for Loan Losses Allocation

As of March 31, 2013:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,132	$627	$1,152	$46	$—	$2,957
Purchase credit impaired loans	368	312	345	—	—	1,025
Total specific reserves	1,500	939	1,497	46	—	3,982
General reserves	2,019	997	2,126	358	41	5,541
Total	$3,519	$1,936	$3,623	$404	$41	$9,523
Loans individually evaluated for impairment	$4,373	$5,251	$24,145	$3,550	$—	$37,319
Purchase credit impaired loans	8,937	16,999	51,038	4,435	30	81,439
Loans collectively evaluated for impairment	174,699	133,923	457,720	31,566	11,026	808,934
Total	$188,009	$156,173	$532,903	$39,551	$11,056	$927,692

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

As of December 31, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total Specific Reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Loans individually evaluated for impairment	$4,168	$5,825	$24,006	$6,094	$—	$40,093
Purchase credit impaired loans	8,923	18,363	52,276	4,221	30	83,813
Loans collectively evaluated for impairment	166,407	141,729	438,292	31,574	11,260	789,262
Total	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2013 and December 31, 2012, respectively.

	Recorded Investment in Impaired Loans With Allowance
March 31, 2013	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,255	$1,093	$320	$391	$391	$67
HELOCs and equity	39	39	39	313	313	201

Commercial:
Secured – non-real estate	361	361	22	3,254	1,911	1,058
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,537	2,271	129	797	797	49
Non-owner occupied	1,402	1,256	139	4,345	4,346	412
Multi-family	1,244	1,244	422	316	315	1

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	147	147	46
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	—	—	—

Total March 31, 2013	$6,892	$6,316	$1,123	9,563	$8,220	$1,834

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
March 31, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$2,907	$2,096	$383	$383
HELOCs and equity	59	—	962	936

Commercial:
Secured – non-real estate	—	—	3,054	831
Secured – real estate	—	—	1,518	1,218
Unsecured	3	—	—	—

Commercial Real Estate:
Owner occupied	—	—	8,208	7,659
Non-owner occupied	757	648	5,682	5,609
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,793	3,403
Unimproved land	—	—	—	—
Consumer and other	—	—	—	—
Total March 31, 2013	$3,726	$2,744	$27,600	$20,039

	Recorded Investment in Impaired Loans With Allowance
December 31, 2012	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,823	$1,414	$355	$393	$393	$62
HELOCs and equity	40	40	40	156	156	17

Commercial:
Secured – non-real estate	473	473	122	2,337	1,453	388
Secured – real estate	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,538	2,277	233	2,973	2,540	185
Non-owner occupied	470	353	25	4,680	4,680	437
Multi-family	1,250	1,250	248	—	—	—

Construction and Land
Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	148	148	42
Unimproved land	—	—	—	2,506	2,506	960

Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$6,594	$5,807	$1,023	$13,193	$11,876	$2,091

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2012	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$478	$423	$6,008	$5,362
HELOCs and equity	—	—	644	644

Commercial:
Secured – non-real estate	—	—	3,150	2,026
Secured – real estate	—	—	9,563	9,514
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	476	476
Non-owner occupied	398	345	11,868	8,089
Multi-family	1,271	1,271	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	8,598	3,761
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2012	$2,147	$2,039	$40,307	$29,872

Average of impaired loans and related interest income for three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$3,994	$4	$4	$7,943	$28	$33
HELOC and equity	1,306	2	2	961	—	—

Commercial:
Secured non real estate	3,127	25	26	3,367	18	19
Secured real estate	1,274	13	13	11,266	17	17
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	10,748	81	76	8,520	45	46
Non-owner occupied	11,880	86	86	12,167	122	112
Multifamily	1,560	—	—	1,699	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,566	2	2	3,752	29	34
Unimproved Land	—	—	—	2,516	27	27

Consumer and Other:	—	—	—	6	—	—

Total	$37,455	$213	$209	$52,197	$286	$288

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2013 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy. During the quarter ended March 31, 2013, the Company modified $272 in commercial real estate loans. During the quarter ended March 31, 2012, the Company modified $299 in commercial loans and $1,367 in commercial real estate loans. All troubled debt restructurings are classified as either special mention or substandard by the Company. The following is a summary of our performing troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively, all of which were performing in accordance with the restructured terms.

	March 31, 2013	December 31, 2012
Residential real estate	$600	$605
Commercial real estate	14,748	17,315
Construction and land development	147	2,654
Commercial	3,424	3,699
Total	$18,919	$24,273

Of the $18,919 of performing trouble debt restructurings at March 31, 2013, $14,111 was classified as special mention and $4,808 was classified as substandard. Of the $24,273 of performing trouble debt restructurings at December 31, 2012, $12,416 was classified as special mention and $11,857 was classified as substandard. Total nonperforming troubled debt restructured loans were $6,834 and $5,676 at March 31, 2013 and December 31, 2012, respectively. The Company monitors the performance of loans modified monthly. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. Loans modified within the twelve months ended March 31, 2013, and defaulted within that period are comprised of five residential real estate loans for $298 and two commercial loans for $64. These loans are included in non-accrual loans at March 31, 2013 with a specific reserve in the allowance for loan losses of $70. Loans modified within the twelve months ended March 31, 2012 and defaulted within that period are comprised of one residential real estate loan for $1,756, three commercial real estate loans for $5,082, two commercial loans for $315 and one construction loan for $264. These loans were included in non-accrual loans at March 31, 2012 with a specific reserve in the allowance for loans losses of $964. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The average yield on the performing loans classified as troubled debt restructurings was 4.44% and 4.76% as of March 31, 2013 and December 31, 2012, respectively. Troubled debt restructuring loans are considered impaired.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

During the quarter ended March 31, 2013, the Company lowered the interest rate on $10,575 of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the year ended December 31, 2012, we had approximately $11,800 in loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at March 31, 2013. The Company has allocated $1,338 and $2,030 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended March 31, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $251 and $514, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual as well as 90 days and over past due categories with a carrying value of $23,603 and $23,416 as of March 31, 2013 and December 31, 2012, respectively. Loans which are 90 days or greater past due and accruing interest income were $0 and $2,109 at March 31, 2013 and December 31, 2012, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of March 31, 2013 and December 31, 2012, respectively:

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
March 31, 2013	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,273	$270	$—	$—	$4,503	$438	$5,776	$708
HELOCs and equity	—	131	—	59	101	1,036	101	1,226

Commercial:
Secured – non-real estate	—	—	—	374	14	898	14	1,272
Secured – real estate	52	—	—	—	409	—	461	—
Unsecured	—	595	—	—	—	—	—	595

Commercial Real Estate:
Owner occupied	—	—	—	—	2,806	1,699	2,806	1,699
Non-owner occupied	747		—	—	3,031	3,315	3,778	3,315
Multi-family	341	—	—	—	1,320	315	1,661	315

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,403	—	3,403
Unimproved land	—	—	—	—	286	—	286	—

Consumer and other	—	46	—	—	—	29	—	75
Total March 31, 2013	$2,413	$1,042	$—	$433	$12,470	$11,133	$14,883	$12,608

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
December 31, 2012	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,013	$95	$1,207	$—	$4,085	$2,019	$6,305	$2,114
HELOCs and equity	—	197	—	—	103	796	103	993

Commercial:
Secured – non-real estate	—	200	—	94	147	805	147	1,099
Secured – real estate	—	—	—	—	424	—	424	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	1,873	—	—	2,820	2,487	2,820	4,360
Non-owner occupied	581	—	—	1,707	2,242	2,085	2,823	3,792
Multi-family	—	—	—	—	1,331	315	1,331	315

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,440	—	3,440
Unimproved land	—	2,767	—	—	288	—	288	2,767

Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at March 31, 2013 or December 31, 2012.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
March 31, 2013
Residential Real Estate:
First mortgages	$102,726	$68,076	$1,252	$4,503	$25,379	$2,512	$1,004
HELOCs and equity	53,447	8,601	31	101	36,735	5,036	2,943

Commercial:
Secured – non-real estate	127,373	20,888	361	14	100,414	2,420	3,276
Secured – real estate	52,427	11,403	—	408	37,868	2,018	730
Unsecured	8,209	79	—	—	7,574	133	423

Commercial Real Estate:
Owner occupied	187,638	36,463	7,858	2,806	130,627	2,293	7,591
Non-owner occupied	305,810	118,627	2,314	3,031	171,082	6,551	4,205
Multi-family	39,455	20,518	—	1,320	17,302	—	315

Construction and Land Development:
Construction	5,351	—	—	—	5,351	—	—
Improved land	20,035	4,260	—	—	8,825	3,120	3,830
Unimproved land	14,165	3,633	—	286	10,246	—	—

Consumer and other	11,056	9	—	—	10,352	558	137
Total March 31, 2013	$927,692	$292,557	$11,816	$12,469	$561,755	$24,641	$24,454

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate:
First mortgages	$109,562	$71,487	$2,547	$4,085	$26,304	$2,552	$2,587
HELOCs and equity	56,355	8,728	31	103	39,180	5,375	2,938

Commercial:
Secured – non-real estate	127,514	19,801	405	115	99,537	4,346	3,310
Secured – real estate	43,613	12,199	—	425	28,227	2,030	732
Unsecured	8,371	80	—	—	7,724	140	427

Commercial Real Estate:
Owner occupied	187,007	37,696	7,943	2,820	123,106	6,285	9,157
Non-owner occupied	290,858	123,224	2,321	2,242	147,104	11,278	4,689
Multi-family	36,709	21,089	—	1,331	13,974	—	315

Construction and Land Development:
Construction	3,481	—	—	—	3,481	—	—
Improved land	20,117	4,033	—	—	9,071	3,138	3,875
Unimproved land	18,291	3,888	—	505	11,392	—	2,506

Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

As part of the AFI merger as well as acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at March 31, 2013 was approximately $81,439, net of a discount of $35,142.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The Company maintained an allowance for loan losses of $1,025 at March 31, 2013 for loans acquired with deteriorated credit quality. During the three months ended March 31, 2013 and 2012, the Company accreted $2,852 and $1,846, respectively, into interest income on these loans. The remaining accretable discount was $20,483 at March 31, 2013. In addition, $73,233 of the $81,439 is covered by the FDIC loss share agreements.

Loans related to the AFI merger for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

April 2012
Contractually required payments receivable of loans purchased during the year ended December 31, 2012:	$15,339

Cash flows expected to be collected at acquisition	$8,602
Fair value of acquired loans at acquisition	$7,716
Accretable yield	$886

Loans acquired from AFI for which we were unable to reasonably estimate cash flows were $1,559 on the date of acquisition and were included in non-accrual loans.

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

NOTE 5 – FAIR VALUES

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•	Level II: Significant other observable inputs other than Level I prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•	Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2013 and December 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given assets over time. As such, the fair value of impaired loans and other real estate owned are considered a Level III in the fair value hierarchy.

The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the appraisal department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value. Based on our most recent analysis, no discounts to current appraisals have been warranted.

Assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, are summarized below.

	Fair value measurements at March 31, 2013 using
	March 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
Municipal Securities	$1,788	$—	$1,788	$—
Residential collateralized mortgage obligations	2,780	—	2,780	—
Residential mortgage-backed	306,388	—	306,388	—
	$310,956	$—	$310,956	$—

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities available for sale:
Municipal Securities	$469	$—	$469	$
Residential collateralized mortgage obligations	3,759	—	3,759		$—
Residential mortgage-backed	255,894	—	255,894		—
	$260,122	$—	$260,122		$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2013 using
	March 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,209	$—	$—	$1,209
Commercial	1,192	—	—	1,192
Commercial real estate	9,077	—	—	9,077
Construction and land development	101	—	—	101
Consumer and other	—	—	—	—
	$11,579	$—	$—	$11,579
Other real estate owned:
Commercial real estate	$15,197	$—	$—	$15,197
Residential real estate	3,869	—	—	3,869
	$19,066	$—	$—	$19,066

At March 31, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $14,536, with a valuation allowance of $2,957 resulting in an additional provision of loan losses of $787 during the three months ended March 31, 2013.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $19,066, and had no valuation allowance at March 31, 2013. During the quarter ended March 31, 2013, the Company recorded writedowns to other real estate owned of $464 due to reductions in the estimated fair value of properties.

	Fair value measurements at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$1,529	$—	$—	$1,529
Commercial	1,416	—	—	1,416
Commercial real estate	9,972	—	—	9,972
Construction and land development	1,652	—	—	1,652
Consumer and other	—	—	—	—
	$14,569	$—	$—	$14,569
Other real estate owned:
Commercial real estate	$16,080	$—	$—	$16,080
Residential real estate	3,449	—	—	3,449
	$19,529	$—	$—	$19,529

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,683, with a valuation allowance of $3,114 resulting in an additional provision for loan losses of $3,778 for the year ended December 31, 2012.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $19,529, with no valuation allowance for the year ended December 31, 2012.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2013 and 2012.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Carrying amount and estimated fair values of financial instruments were as follows at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$143,962	$143,962	$207,117	$207,117
Securities available for sale	310,956	310,956	260,122	260,122
Loans, net, including loans held for sale	918,467	928,974	904,124	910,761
Nonmarketable equity securities	8,041	N/A	8,625	N/A
FDIC loss share receivable	41,189	41,189	46,735	46,735
Accrued interest receivable	3,675	3,675	3,428	3,428

Financial liabilities
Deposits	$1,300,277	$1,295,492	$1,303,022	$1,299,140
Federal funds purchased and repurchase agreements	16,610	16,610	19,855	19,855
Accrued interest payable	333	333	314	314

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

NOTE 5 – FAIR VALUES (continued)

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

NOTE 6 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the acquisition of financial institutions covered under loss share agreements with the FDIC is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Beginning of period	$46,735	$72,895
Cash received	(2,726)	(4,514)
Discount accretion	238	294
Reduction for changes in cash flow estimate	(3,058)	(2,369)
Other	—	(96)
End of period	$41,189	$66,210

As of March 31, 2013 and December 31, 2012, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

	Three months ended March 31,
	2013	2012
Net income	$1,620	$780
Basic EPS:
Weighted average shares of common stock outstanding	33,772,105	30,584,940
Basic EPS	$0.05	$0.03

Diluted EPS:
Weighted average shares of common stock outstanding	33,772,105	30,584,940
Effect of dilutive shares:
Stock options	77,029	—
Restricted stock	37,596	3,644
Total dilutive shares	33,886,730	30,588,584
Diluted EPS	$0.05	$0.03

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at March 31, 2013 and
December 31, 2012.

	March 31, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$28,506	$20,468	$23,661	$2,958
Unused lines of credit	1,916	79,800	664	72,103
Stand-by letters of credit	5,779	1,476	5,349	1,610

The fixed rate loan commitments have interest rates ranging from 3.0% to 8.25% and the underlying loans have maturities ranging from four months to 30 years.

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

We follow a business plan that emphasizes the delivery of banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, services to professionals, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration and Export-Import Bank lending program, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities.

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

Recent Mergers & Acquisitions

Pending Acquisition with Enterprise Bancorp, Inc.

On March 22, 2013, the Company announced the signing of a definitive agreement (the “Agreement”) to acquire Enterprise Bancorp, Inc. (“EBI”), a Florida corporation, and its wholly-owned subsidiary Enterprise Bank (“EB”), a Florida-chartered commercial bank, for approximately $44 million in total consideration. In accordance with the Agreement, the total consideration of approximately $44 million will be paid consisting of $5.6 million in cash, $24 million consisting of EB non-performing assets and certain other classified EB loans and $14.4 million in impaired and below investment grade investments. In accordance with the Agreement, the value of the non-cash consideration will be based on the carrying value of the assets immediately prior to the closing. The transaction, unanimously approved by the board of directors of both companies, expands the Company’s existing franchise in the northern Palm Beach County market place. The merger is expected to be completed during the second half of 2013, subject to satisfaction of customary closing conditions, including regulatory approval and the approval of EBI shareholders. EBI has approximately $234.8 million in total assets with $170.3 million in net loans and $171.4 million in total deposits and $37.5 million in shareholder equity at December 31, 2012. EB operates three banking centers in Palm Beach County. The Company estimates it will record approximately $9 million in goodwill associated with the transaction.

Merger of AFI Financial, Inc.

On April 1, 2012, the Company completed its acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the merger agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the per share consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19.1 million. The Company recorded goodwill of $6.0 million as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired were $5.9 million, primarily related to loss carry forwards. The Company completed the integration of AFI in June 2012.

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

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Previously reported fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to the closing date of the acquisition becomes available. The estimated fair values were completed in 2012. Changes from our original estimates of fair value were due to additional information related to the fair value over loans, other real estate and the FDIC loss share receivable. As a result of the transaction, the Company recorded goodwill of $7.5 million in the consolidated balance sheet for the year ended December 31, 2011.

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

Financial Overview

•	Net income for the quarter ended March 31, 2013 was $1.6 million compared to net income of $780,000 for the quarter ended March 31, 2012.
•	Net interest margin was 5.09% for the quarter ended March 31, 2013 compared to 4.73% for the quarter ended March 31, 2012.
•	During the three months ended March 31, 2012, we incurred approximately $451,000 in personnel, IT and facilities costs and merger reorganization expense that related to the integration of Old Harbor. We had no such costs during the quarter ended March 31, 2013.
•	The changes in operating results for the three months ended March 31, 2013 when compared to the same three month period ended March 31, 2012 were substantially the result of the AFI merger in April 2012 and the Old Harbor acquisition in October 2011.
•	Net loans increased by approximately $14.9 million to $918.5 million at March 31, 2013 resulting from new loan production and loan advances of $71.6 million which was partially offset by payoffs, resolutions and principal payments of $54.6 million during the period.
•	Non-performing assets at March 31, 2013 represented 2.73% of total assets compared to 2.74% at December 31, 2012. Non-performing assets not covered by the Loss Share Agreements represented 1.20% of total assets at March 31, 2013 compared to 1.17% at December 31, 2012.
•	Securities available for sale increased by approximately $50.8 million from December 31, 2012 to $311.0 million at March 31, 2013. The increase was a result of security purchases of $79.7 million partially offset by investment maturities and prepayments of $18.3 million and proceeds from sales of $8.8 million resulting in gains on sales of $122,000 for the three months ended March 31, 2013. Gains on the sale of securities for the three months ended March 31, 2012 were $498,000.
•	Other real estate owned (“OREO”) decreased by $463,000 to $19.1 million at March 31, 2013 from $19.5 million at December 31, 2012. The change was due to the foreclosure of $2.4 million of loans which was partially offset by OREO sales of $2.6 million and fair value adjustments of $464,000 for the three months ended March 31, 2013. At March 31, 2013, we had $1.8 million of OREO under contract for sale and expected to close.

•	FDIC loss share receivable was reduced by approximately $5.5 million from $46.7 million at December 31, 2012 to $41.2 million at March 31, 2013. The decrease was due to cash receipts of approximately $2.7 million, a reduction of $3.1 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $238,000.
•	Deposits decreased by $2.7 million from $1.303 billion at December 31, 2012 to $1.300 billion at March 31, 2013 due primarily to recurring customer activity. The percentage of non-interest bearing deposits to total deposits was approximately 34% at March 31, 2013 compared to 33% at December 31, 2012.

OPERATING RESULTS

For the quarter ended March 31, 2013, we reported net income of $1.6 million compared to net income of $780,000 for the quarter ended March 31, 2012.

Analysis for Three Month Periods ended March 31, 2013 and 2012

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

Net interest earnings for the three months ended March 31, 2013 and 2012, respectively, are reflected in the following table:

	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$914,403	$16,171	7.17%	$876,212	$14,372	6.58%
Investment securities	290,990	1,368	1.88%	208,392	1,327	2.55%
Federal funds sold and securities purchased under resale agreements	127,027	181	0.58%	141,832	189	0.53%
Total interest-earning assets	1,332,420	17,720	5.39%	1,226,436	15,888	5.19%
Non interest-earning assets	228,582			189,726
Allowance for loan losses	(9,661)			(13,256)
Total assets	$1,551,341			$1,402,906

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$171,953	$55	0.13%	$134,930	$55	0.16%
Money market accounts	317,349	256	0.33%	308,235	462	0.60%
Savings accounts	63,117	40	0.26%	59,220	55	0.37%
Certificates of deposit	306,421	634	0.84%	319,697	856	1.07%
Fed funds purchased and repurchase agreements	19,290	6	0.13%	10,596	3	0.11%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	550	6	4.38%
Total interest-bearing liabilities	878,130	991	0.46%	833,228	1,437	0.69%

Non-interest bearing liabilities
Demand deposit accounts	429,035			343,450
Other liabilities	6,473			9,444
Total non-interest-bearing liabilities	435,508			352,894
Shareholders’ equity	237,703			216,784
Total liabilities and shareholders’ equity	$1,551,341			$1,402,906
Net interest spread		$16,729	4.94%		$14,451	4.50%

Net interest on average earning assets - Margin			5.09%			4.73%

Our net interest income for the three months ended March 31, 2013 was positively impacted by the increase in average earning assets of $106.0 million as compared to the three months ended March 31, 2012. The increase was primarily the result of net loans originated during the quarter ended March 31, 2013 and loans acquired in the AFI merger in April 2012 as well as purchases of securities during the quarter ended March 31, 2013. Earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $4.9 million as compared to $3.5 million for the same period in 2012. Included in the $4.9 million of accretion of discount for the quarter ended March 31, 2013 was approximately $3.0 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. Upon evaluation, we took a charge of approximately $3.0 million as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets. Included in the $3.5 million of accretion discount for the quarter ended March 31, 2012 was approximately $1.6 million related to the disposition of assets above the discounted carrying values. Upon evaluation, we took a charge of approximately $2.4 million as an adjustment to FDIC loss share receivable in total non-interest income due to changes in cash flows of loss share assets.

Net interest income was $16.7 million for the three months ended March 31, 2013, as compared to $14.5 million for the three months ended March 31, 2012, an increase of $2.3 million, or 15.76%. The increase resulted primarily from an increase in average earning assets of $106.0 million or 8.64% primarily due to the AFI merger in April 2012, net loan originations and purchases of securities during the quarter ended March 31, 2013. Accretion income increased quarter over quarter by $1.4 million and was coupled with a reduction in the cost of funds of 19 basis points offset by a decrease in the yield earned on securities quarter over quarter. The net interest margin (i.e., net interest income divided by average earning assets) increased 36 basis points from 4.73% during the three months ended March 31, 2012 to 5.09% during the three months ended March 31, 2013, mainly the result of an increase in interest accretion on acquired loans and the increase in overall interest earning assets. Accretion of $4.9 million on acquired loans added approximately 148 basis points to the quarter ended March 31, 2013 net interest margin. Of the 148 basis points, 91 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $3.5 million during the three months ended March 31, 2012, which added approximately 115 basis points to the March 31, 2012 margin. Of the 115 basis points, 53 basis points related to resolved loss share assets and changes in cash flows during the quarter. For the three months ended March 31, 2013, average loans represented 58.94% of total average assets and 69.95% of total average deposits and customer repurchase agreements, compared to average loans of 62.46% of total average assets and average loans of 74.50% to total average deposits and customer repurchase agreements at March 31, 2012. Our cost of funds was approximately 19 basis points lower for the three months ended March 31, 2013, as compared to March 31, 2012, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three months ended March 31, 2013 and 2012:

	March 31, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$1,799	$644	$1,155
Investment securities	41	443	(402)
Federal funds sold and securities purchased under resale agreements	(8)	(21)	13

Total interest-earning assets	$1,832	$1,066	$766
Liabilities
Interest-bearing liabilities
NOW accounts	$—	$13	$(13)
Money market accounts	(206)	13	(219)
Savings accounts	(15)	3	(18)
Certificates of deposit	(222)	(34)	(188)
Fed funds purchased and repurchase agreements	3	3	—
Other borrowings	(6)	(6)	—

Total interest-bearing liabilities	(446)	(8)	(438)

Net interest spread	$2,278	$1,074	$1,204

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $1.3 million for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012. The decrease was principally a result of an adjustment to the FDIC loss share receivable due to the resolution of assets above their carrying value and a reduction in the gain on the sales of securities offset by an increase in gains on the sale of other real estate owned during the quarter.

During the three months ended March 31, 2013, the Company sold approximately $8.8 million in securities for gains on the sale of $122,000. This compared to sales of $29.9 million for gains on the sale of securities of $498,000 for the three months ended March 31, 2012.

During the three months ended March 31, 2013, the Bank received proceeds from the sale of OREO properties of $2.6 million with a carrying value of $2.1 million and recorded a net gain of $441,000 on the these dispositions as compared to sales of OREO with a carrying value of $2.3 million and recorded gains on dispositions of $735,000 for the three months ended March 31, 2012. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended March 31, 2013 and 2012 were $441,000 and $760,000, respectively.

The adjustment to the FDIC indemnification asset during the quarter ended March 31, 2013 represented a $3.0 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $2.4 million for the quarter ended March 31, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $238,000 and $294,000 for the quarters ended March 31, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $300,000, or 2.5%, from $12.2 million for the three months ended March 31, 2012 to $12.5 million for the three months ended March 31, 2013, primarily due to operations acquired as a result of the AFI merger on April 1, 2012 and an approximately $200,000 increase in writedowns on OREO offset by the decrease in merger reorganization expense of $451,000 and a decrease of $220,000 in loan expense.

The following summarizes the changes in non-interest expense accounts for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Difference
Salaries and employee benefits	$6,199	$5,709	$490
Occupancy and equipment	1,969	1,945	24
Data processing	930	879	51
Telephone	229	214	15
Stationery and supplies	91	125	(34)
Amortization of intangibles	172	143	29
Professional fees	387	391	(4)
Advertising	88	72	16
Merger reorganization expense	—	451	(451)
Regulatory assessment	358	358	—
Other real estate owned expense	579	371	208
Loan expense	347	567	(220)
Other	1,127	951	176
Total non-interest expense	$12,476	$12,176	$300

Salary and employee benefits increased by approximately $490,000 or 8.5% to $6.2 million for the three months ended March 31, 2013 as compared to $5.7 million for the three months ended March 31, 2012, primarily as a result of employees added from the AFI merger on April 1, 2012.

Merger reorganization expenses decreased by $451,000 to $0 for the quarter ended March 31, 2013 as compared to March 31, 2012. The expense associated with the quarter ended March 31, 2012 related to the acquisition and integration of Old Harbor which was completed in March 2012.

Other real estate owned (“OREO”) expense increased by $208,000 to $579,000 for the three months ended March 31, 2013, as compared to $371,000 for the three months ended March 31, 2012. The change was due to an increase in write downs on OREO due to changes in estimated fair values during the quarter ended March 31, 2013 on properties of $464,000 as compared to $264,000 for the quarter ended March 31, 2012.

Loan expense primarily includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense decreased by $220,000 from $567,000 for the three months ended March 31, 2012 as compared to $347,000 for the three months ended March 31, 2013. The change was primarily due to a reduction in non-performing non-loss share assets period over period.

Other non-interest expense was $1.1 million for the quarter ended March 31, 2013, compared to $951,000 for the quarter ended March 31, 2012, an increase of $176,000. The change was primarily due to increase in customer-related deposit expense period over period.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended March 31, 2013, we recorded $650,000 in provision for loan losses as compared to $1.3 million for the three months ended March 31, 2012. The decrease in the provision for loan losses between the two quarters was primarily due to a reduction in impaired and classified loans period-over-period and further stabilization of the values on the underlying collateral on impaired loans. Net charge-off for the quarter ended March 31, 2013 were $915,000 as compared to $1.8 million for the quarter ended March 31, 2012.

We recorded income tax expense of $995,000 for the three months ended March 31, 2013, compared to $475,000 for the three months ended March 31, 2012. The increase is due to higher pretax income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

FINANCIAL CONDITION

At March 31, 2013, our total assets were $1.56 billion and our net loans were $918.5 million or 58.8% of total assets. At December 31, 2012, our total assets were $1.567 billion and our net loans were $904 million or 57.7% of total assets. Cash and cash equivalents decreased since December 31, 2012 through the funding of net loan growth and purchases of securities during the quarter ended March 31, 2013. Net total loans increased by approximately $14.9 million to $918.5 million at March 31, 2013 due primarily to new loan production and loan advances of $71.6 million offset by payoffs, resolutions and principal reductions of $54.6 million.

At March 31, 2013, the allowance for loan losses was $9.5 million or 1.03% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans.

Securities available for sale increased by $50.8 million to $311.0 million at March 31, 2013 due to purchases of $79.7 million, offset by sales of $8.8 million and maturities and prepayments of $18.3 million.

At March 31, 2013, our total deposits were $1.300 billion, a slight decrease of $2.7 million compared to $1.303 billion at December 31, 2012. Non-interest bearing deposits represented 34.0% of total deposits at March 31, 2013 compared to 32.77% at December 31, 2012.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively. As of March 31, 2013 and December 31, 2012, approximately 84.2% and 83.9%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2013 and December 31, 2012, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84.2% and 83.9%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of March 31, 2013 and December 31, 2012.

Loan Portfolio as of March 31, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	438	$102,726	11.07%	6.58%
HELOCs and equity	314	53,447	5.76%	3.42%

Commercial:
Secured – non-real estate	680	127,373	13.73%	8.16%
Secured – real estate	90	52,427	5.65%	3.36%
Unsecured	43	8,209	0.88%	0.53%

Commercial Real Estate:
Owner occupied	232	187,638	20.23%	12.02%
Non-owner occupied	270	305,810	32.96%	19.58%
Multi-family	70	39,455	4.25%	2.53%

Construction and Land Development:
Construction	7	5,351	0.58%	0.34%
Improved land	33	20,035	2.16%	1.28%
Unimproved land	21	14,165	1.53%	0.91%

Consumer and other	183	11,056	1.20%	0.71%

Total March 31, 2013	2,381	$927,692	100.0%	59.42%

Loan Portfolio as of December 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	461	$109,562	12.00%	6.99%
HELOCs and equity	315	56,355	6.17%	3.60%

Commercial:
Secured – non-real estate	669	127,514	13.96%	8.14%
Secured – real estate	86	43,613	4.78%	2.78%
Unsecured	43	8,371	0.92%	0.53%

Commercial Real Estate:
Owner occupied	233	187,007	20.48%	11.94%
Non-owner occupied	268	290,858	31.85%	18.56%
Multi-family	71	36,709	4.02%	2.34%

Construction and Land Development:
Construction	6	3,481	0.38%	0.22%
Improved land	34	20,117	2.20%	1.28%
Unimproved land	25	18,291	2.00%	1.17%

Consumer and other	196	11,290	1.24%	0.72%
Total December 31, 2012	2,407	$913,168	100.00%	58.27%

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$3,206	0.35%	$2,721	0.30%
Residential spec	—	—%	—	—%
Commercial	2,145	0.23%	760	0.08%
Commercial spec	—	—%	—	—%
Land Development
Residential	5,116	0.55%	4,798	0.53%
Residential spec	9,047	0.97%	11,829	1.28%
Commercial	7,482	0.81%	8,538	0.93%
Commercial spec	12,555	1.35%	13,243	1.45%
Total	$39,551	4.26%	$41,889	4.57%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2013 and December 31, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of March 31, 2013, and December 31, 2012, which are performing in accordance with their modification agreements.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Residential real estate	$600	$605
Commercial real estate	14,748	17,315
Construction and land development	147	2,654
Commercial	3,424	3,699
Total	$18,919	$24,273

At March 31, 2013, there were 14 loans that were troubled debt restructured loans with a carrying amount of $6.8 million and specific reserves of $717,000 that were non-accrual and included in non-accrual loans. At December 31, 2012, there were 12 loans which were troubled debt restructured loans with a carrying amount of $5.7 million and specific reserves of $66,000 that were non-accrual and included in non-accrual loans. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.44% and 4.76% at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, we had $10.6 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2012, we had approximately $11.8 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended March 31, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $251,000 and $514,000, respectively.

Our non-performing and troubled debt restructuring assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$438	$4,503	$4,941	$2,019	$4,085	$6,104
Home equity lines	1,036	101	1,137	796	103	899
Commercial real estate	5,329	7,157	12,486	3,430	6,393	9,823
Construction and land development	3,403	286	3,689	3,440	288	3,728
Commercial	898	423	1,321	185	539	724
Other	29	—	29	29	—	29
Total	$11,133	$12,470	$23,603	$9,899	$11,408	$21,307

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	1,457	—	1,457
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	620	32	652
Other	—	—	—	—	—	—
Total	$—	$—	$—	$2,077	$32	$2,109

Total non-accruing loans	$11,133	$12,470	$23,603	$9,899	$11,408	$21,307
Accruing => 90 days past due	—	—	—	2,077	32	2,109
Foreclosed real estate	7,639	11,427	19,066	6,354	13,175	19,529
Total non-performing assets	18,772	23,897	42,669	18,330	24,615	42,945
Trouble debt restructured loans	18,230	689	18,919	23,844	429	24,273
Total non-performing assets and troubled debt restructured loans	$37,002	$24,586	$61,588	$42,174	$25,044	$67,218

Ratios
Total non-accruing and accruing => 90 days past due to total loans	1.20%	1.34%	2.54%	1.31%	1.25%	2.56%
Total non-performing assets to total assets	1.20%	1.53%	2.73%	1.17%	1.57%	2.74%
Total non-performing assets and troubled debt restructured loans to total assets	2.37%	1.57%	3.94%	2.69%	1.60%	4.29%

Included in non-accrual loans are purchase credit impaired loans of $5.1 million for which cash flows could not be reasonably estimated with $3.9 million of these loans subject to loss share agreements. Of the non-performing assets and performing troubled debt restructured loans at March 31, 2013, $24.6 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the loss share agreements as compared to $25.0 million at December 31, 2012.

At March 31, 2013, we had approximately $1.8 million of other real estate owned approved for sale and pending closing for which no additional losses are expected.

Since December 31, 2012, for non-performing assets not subject to Loss Share Agreements, we had approximately $58,000 in non-accrual loans which were charged off, $489,000 were paid off or principal payments were applied, $1.7 million were transferred to OREO and approximately $3.5 million were added to non-accrual and no loans were returned to accrual status during the period.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at March 31, 2013 and December 31, 2012, were as follows:

March 31, 2013

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,273	$401	$—	$59	$4,604	$1,474	$5,877	$1,934
Commercial	52	595	—	374	423	898	475	1,867
Commercial Real Estate	1,088	—	—	—	7,157	5,329	8,245	5,329
Construction and Land Development	—	—	—	—	286	3,403	286	3,403
Consumer and other	—	46	—	—	—	29	—	75
Total March 31, 2013	$2,413	$1,042	$—	$433	$12,470	$11,133	$14,883	$12,608

December 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,013	$292	$1,207	$—	$4,188	$2,815	$6,408	$3,107
Commercial	—	200	—	94	571	805	571	1,099
Commercial Real Estate	581	1,873	—	1,707	6,393	4,887	6,974	8,467
Construction and Land Development	—	2,767	—	—	288	3,440	288	6,207
Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

Past due loans subject to Loss Share Agreements increased by $642,000 from $14.2 million at December 31, 2012 to $14.9 million at March 31, 2013. Past due loans not subject to loss share agreements decreased by $6.4 million from $19.0 million at December 31, 2012 to $12.6 million at March 31, 2013. The change in past due loans covered under Loss Sharing Agreements was due to an increase in loans past due 30 to 59 days and over 90 days offset by a decrease in loans past due 60 to 89 days as the Company continues to work towards resolutions of these assets. The decrease in loans not covered under Loss Sharing Agreements was due primarily to the renewal of $4.8 million in loans during the quarter ended March 31, 2013 which were past due as a result of maturity 30 to 59 days at December 31, 2012. The remaining decrease is due to the resolution of past due loans by the Company.

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

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2013 and December 31, 2012.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
March 31, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,132	$359	$704	$268	$2,096	$1,319
Commercial	413	74	1,911	1,058	—	2,049
Commercial Real Estate	4,771	690	5,458	462	648	13,268
Construction and Land Development	—	—	147	46	—	3,403
Consumer and other	—	—	—	—	—	—
Total March 31, 2013	$6,316	$1,123	$8,220	$1,834	$2,744	$20,039

	Recorded Investment in Impaired Loans
December 31, 2012	With Allowance				With No Allowance
	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,454	$395	$549	$79	$1,065	$2,757
Commercial	473	122	1,453	388	—	2,242
Commercial Real Estate	3,880	506	7,220	622	648	12,258
Construction and Land Development	—	—	2,654	1,002	—	3,440
Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$5,807	$1,023	$11,876	$2,091	$1,713	$20,697

Overall impaired loans decreased by $2.8 million from $40.1 million at December 31, 2012 to $37.3 million at March 31, 2013. Impaired loans subject to loss share agreements increased by $1.5 million. Impaired loans not subject to loss share agreements decreased by $4.3 million from December 31, 2012 to March 31, 2013 primarily due to resolution, including sales, payoffs and transfer to other real estate owned.

Allowance for Loan Losses

At March 31, 2013, the allowance for loan losses was $9.5 million or 1.03% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. The reduction in the allowance for loan losses at March 31, 2013 as compared to December 31, 2012 was approximately $265,000 with a reduction in specific reserves of $152,000 and a reduction in the general reserve of $113,000 during the quarter. The decrease related to the resolution of impaired loans, including sales of assets and transfers to other real estate owned, with specific reserves at December 31, 2012 as compared to March 31, 2013 and the improvement in passed credit historical loss factors. At December 31, 2012, we had $11.9 million of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $2.1 million, as compared to $8.2 million of impaired loans not covered by Loss Share Agreements with an allocated allowance of $1.8 million at March 31, 2013. Charge-offs for the three months ended March 31, 2013 were $1.0 million of which $944,000 was provided for as of December 31, 2012. In addition, overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $17.3 million (or 26.07%) from December 31, 2012 to March 31, 2013 which had a positive impact on the general allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 9 and 11 basis points of the allowance for loan losses as of both March 31, 2013 and December 31, 2012, respectively.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals is reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at March 31, 2013 and December 31, 2012:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
March 31, 2013
Residential Real Estate	$156,173	$76,677	$1,283	$4,604	$62,114	$7,548	$3,947
Commercial	188,009	32,370	361	422	145,856	4,571	4,429
Commercial Real Estate	532,903	175,608	10,172	7,157	319,011	8,844	12,111
Construction and Land Development:	39,551	7,893	—	286	24,422	3,120	3,830
Consumer and other	11,056	9	—	—	10,352	558	137
Total March 31, 2013	$927,692	$292,557	$11,816	$12,469	$561,755	$24,641	$24,454
		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate	$165,917	$80,215	$2,578	$4,188	$65,484	$7,927	$5,525
Commercial	179,498	32,080	405	540	135,488	6,516	4,469
Commercial Real Estate	514,574	182,009	10,264	6,393	284,184	17,563	14,161
Construction and Land Development:	41,889	7,921	—	505	23,944	3,138	6,381
Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

All non-accrual loans and substantially all troubled debt restructurings are included in substandard loans.

Substandard loans totaled $36.9 million at March 31, 2013 (of which $12.5 million were subject to the Loss Share Agreements) and $42.3 million at December 31, 2012 (of which $11.6 million were subject to the Loss Share Agreements). The decrease of $5.4 million since December 31, 2012 was primarily due to the resolution of loans not covered under Loss Share Agreements of $6.2 million through sale, payoffs, charge-offs or foreclosure and transfer to other real estate owned during the period. There was an increase of $843,000 in the total substandard loans covered under Loss Share Agreements period over period. We regularly evaluate classifications of loans and recommend either upgrades or downgrades as events or circumstances warrant. In addition, at March 31, 2013, we had $37.3 million (or 4.0% of total loans) of loans classified as impaired. This compares to $40.1 million (or 4.4% of total loans) at December 31, 2012. The decrease was primarily due to the resolution of loans, including sales, payoffs and transfers to other real estate owned during the quarter. At March 31, 2013 and December 31, 2012, the specific credit allocation included in the allowance for loan losses for loans impaired were approximately $3.0 million and $3.1 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals if collateral dependent or anticipated cash flows if not collateral dependent. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At March 31, 2013, we had $36.5 million (3.93% of outstanding loans), which included $11.8 million in loans subject to Loss Share Agreements, which compares to $49.0 million (5.40% of outstanding loans) of which $13.2 million were subject to Loss Share Agreements at December 31, 2012. Special mention loans not subject to Loss Share Agreements were $24.6 million at March 31, 2012, a decrease of $11.1 million from December 31, 2012. The decrease is attributable to resolution of loans, including sales, payoffs and downgrades as well as ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses. Improvement in the underlying loan qualities can also provide for an upgrading of a loan to a watch category.

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

During the three months ended March 31, 2013, we recorded $650,000 in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans and a leveling of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended March 31, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1 , 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	768	119	281	(534)	16	650
Loans charged off	—	(53)	(58)	(898)	(16)	(1,025)
Recoveries	16	1	2	91	—	110
Ending Balance, March 31, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523

Activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	1,493	59	(41)	(161)	(50)	1,300
Loans charged off	(31)	(284)	(1,697)	—	—	(2,012)
Recoveries	20	113	37	22	50	242
Ending Balance, March 31, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366

The decrease in the overall allowance for construction and land development loans from $2.3 million at March 31, 2012 to $404,000 at March 31, 2013 primarily related to the improvement in historical loss factors over the previous period and the resolution and charge-off of one impaired construction and land development loan during the quarter ended March 31, 2013, which was specifically provided for at December 31, 2012. In addition, the overall balance in loans held as construction and land development decreased from March 31, 2012 to March 31, 2013 by $1.4 million which was driven by resolutions and payments of $8.7 million during the year, offset by the addition of AFI balances of $7.3 million which did not have a general reserve at March 31, 2013.

The decrease in the allowance related to commercial loans from $4.6 million for the quarter ended March 31, 2012 to $3.5 million of the quarter ended March 31, 2013 was due to the charge-offs related to impaired loans resolved since March 31, 2012. Specific reserves related to these impaired loans were included in the allowance for the quarter ended March 31, 2012. These reductions were offset by an increase in the general portion of the reserve for commercial loans as these losses are included in our current quarter historical losses.

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of March 31, 2013 and December 31, 2012:

As of March 31, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,132	$627	$1,152	$46	$—	$2,957
Purchase credit impaired loans	368	312	345	—	—	1,025
Total specific reserves	1,500	939	1,497	46	—	3,982
General reserves	2,019	997	2,126	358	41	5,541
Total	$3,519	$1,936	$3,623	$404	$41	$9,523
Total Loans	$188,009	$156,173	$532,903	$39,551	$11,056	$927,692
Allowance as percent of loans per category as of March 31, 2013	1.87%	1.24%	0.68%	1.02%	0.37%	1.03%

As of December 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Total Loans	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168
Allowance as percent of loans per category as of December 31, 2012	1.52%	1.13%	0.66%	4.13%	0.36%	1.07%

The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.69% at March 31, 2013 as compared to 0.72% at December 31, 2012. The 3 basis point decrease in this general reserve ratio as compared to December 31, 2012 was primarily a result of a decrease of 26.0% ($12.5 million) in special mention loans from December 31, 2012 to March 31, 2013 which have a higher allocation of general reserve and the improvement in historical loss factors related to construction and land loans.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At March 31, 2013, we had $19.1 million of OREO property, of which $10.1 million was a result of the Old Harbor acquisition, $1.3 million was a result of the TBOM acquisition and $28,000 as a result of the Republic acquisition and all are covered by their respective loss sharing agreements. At December 31, 2012, we had $19.5 million of OREO property, of which $13.2 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective loss sharing agreements.

The following is a summary of other real estate owned as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$5,414	$9,783	$15,197	$5,708	$10,372	$16,180
Residential real estate	2,225	1,644	3,869	646	2,083	3,449
Total	$7,639	$11,427	$19,066	$6,354	$13,175	$19,529

At March 31, 2013, we had $1.8 million of OREO under contract for sale, all of which is covered by Loss Sharing Agreements.

Investment Securities

We manage our securities available for sale portfolio, which represented 21.84% of our average earning asset base for the three months ended March 31, 2013, as compared to 16.39% at year ended December 31, 2012, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes callable U.S. government and federal agency bonds, residential mortgage-backed securities, and collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Share Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the three months ended March 31, 2013, the Company received cash of $2.7 million from the FDIC, recorded an adjustment of $3.1 million related to the changes in estimated cash flows of covered assets which were partially offset by the recorded discount accretion of $238,000.

Deposits

Total deposits decreased by $2.7 million from December 31, 2012 to total deposits of $1.300 billion at March 31, 2013, due to normal customer business activity. At March 31, 2013, non-interest bearing deposits represented approximately 34% of deposits compared to 33% at December 31, 2012. The Bank had no brokered deposits at March 31, 2013. However, the Bank does participate in the CDARS program (reciprocal) with balances of $26.6 million at March 31, 2013.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2013, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 21.48%, a Tier 1 risk-based capital ratio of 20.36%, and a Tier 1 leverage ratio of 11.62%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following represents Bancorp’s and 1st’s regulatory capital ratios as of March 31, 2013 and December 31, 2012:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of March 31, 2013
Total Capital to risk-weighted assets
Consolidated	$182,410	21.48%	$67,992	8.00%	$84,902	10.00%
1st United	161,802	19.17%	67,516	8.00%	84,395	10.00%
Tier I capital to risk-weighted assets
Consolidated	172,887	20.36%	33,961	4.00%	50,941	6.00%
1st United	152,463	18.07%	33,758	4.00%	50,637	6.00%
Tier I capital to total average assets
Consolidated	172,887	11.62%	59,513	4.00%	74,392	5.00%
1st United	152,463	10.28%	59,324	4.00%	74,155	5.00%

As of December 31, 2012
Total Capital to risk-weighted assets
Consolidated	$180,143	22.43%	$64,241	8.00%	$80,301	10.00%
1st United	161,884	20.27%	63,883	8.00%	79,854	10.00%
Tier I capital to risk-weighted assets
Consolidated	170,355	21.21%	32,120	4.00%	48,180	6.00%
1st United	152,280	19.07%	31,942	4.00%	47,912	6.00%
Tier I capital to total average assets
Consolidated	170,355	11.44%	59,586	4.00%	74,483	5.00%
1st United	152,280	10.25%	59,402	4.00%	74,252	5.00%

Bancorp has an effective shelf registration statement which may be drawn on from time to time if additional capital is required.

The Company paid a special dividend of $0.10 per common share or $3.4 million to holders of record during the year ended December 31, 2012.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At March 31, 2013, we had approximately $454.9 million in cash and cash equivalents and securities, of which $26.2 million of securities, at fair value, were pledged.

At March 31, 2013, we had no short-term or long-term borrowings. At March 31, 2013, we had commitments to originate loans totaling $49.0 million and commitments of $81.7 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2013 total $235.8 million and loans maturing in the next twelve months total approximately $207.5 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2013, we had short-term lines available from correspondent banks totaling $59.0 million, Federal Reserve Bank discount window availability of $57.8 million, and borrowing capacity from the Federal Home Loan Bank of $34.7 million based on collateral pledged, for a total credit available of $151.5 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $361.9 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2013, we had $49.0 million in commitments to originate loans, $81.7 million in unused lines of credit and $7.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Prior to October 1, 2012, any increases in cash flows of Covered Assets would be accreted into income over the life of the Covered Asset and would reduce immediately the FDIC Loss Share Receivable. Subsequent to October 1, 2012, due to the adoption of new guidance by the Financial Accounting Standards Board (“FASB”), any increases in cash flows of Covered Assets will be accreted into income over the life of the covered asset with a reduction to the FDIC Loss Share Receivable over the shorter of the life of the loan or the remaining term of the respective Loss Share Agreements. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Non-cash adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

We have established policy limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impact that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products. Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining a pool of administered core deposits, and by adjusting pricing rates to market conditions on a continuing basis.

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

	As of March 31, 2013
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	7.7%	(23.8)%
Up 200 basis points	4.8%	(16.4)%
Up 100 basis points	1.9%	(8.3)%
Base
Down 100 basis points	(2.5)%	7.0%
Down 200 basis points	(7.4)%	16.3%
Down 300 basis points	(12.1)%	27.0%

We had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.88%.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2012 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION

On April 19, 2013, we announced via press release our financial results for the three month period ended March 31, 2013. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information furnished under Part II, Item 5 of this Quarterly Report, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Name

2.1	Plan of Merger and Merger Agreement, dated March 22, 2013, by and among the Registrant, 1st United Bank, Enterprise Bancorp, Inc. and Enterprise Bank incorporated herein by reference to Exhibit 2.1 of the Registrant’s current Report on Form 8-K (filed 3/25/13) (No. 001-34462).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated April 19, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: April 19, 2013	By:/s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

2.1	Plan of Merger and Merger Agreement, dated March 22, 2013, by and among the Registrant, 1st United Bank, Enterprise Bancorp, Inc. and Enterprise Bank incorporated herein by reference to Exhibit 2.1 of the Registrant’s current Report on Form 8-K (filed 3/25/13) (No. 001-34462).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated April 19, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

