Form 10-Q
period 2013-06-30
1st United Bancorp, Inc.
filed 2013-07-23
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2013
Common stock, $.01 par value	34,287,056

1st UNITED BANCORP, INC.
June 30, 2013
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

●	our ability to comply with the terms of the loss sharing agreements with the FDIC;
●	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;
●	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;
●	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the FDIC loss share receivable;
●	the frequency and magnitude of foreclosure of our loans;
●	the reduction in FDIC insurance on certain non-interest bearing accounts due to the expiration of the Transaction Account Guarantee program;
●	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;
●	our customers’ willingness to make timely payments on their loans;
●	the effects of the health and soundness of other financial institutions;
●	changes in the securities and real estate markets;
●	changes in monetary and fiscal policies of the U.S. Government;
●	inflation, interest rate, market and monetary fluctuations;
●	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
●	our need and our ability to incur additional debt or equity financing;
●	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
●	our ability to comply with the extensive laws and regulations to which we are subject;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	technological changes;
●	negative publicity and the impact on our reputation;
1

●	the effects of security breaches and computer viruses that may affect our computer systems;
●	changes in consumer spending and saving habits;
●	changes in accounting principles, policies, practices or guidelines;
●	the limited trading activity of our common stock;
●	the concentration of ownership of our common stock;
●	our ability to retain key members of management;
●	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
●	other risks described from time to time in our filings with the Securities and Exchange Commission; and
●	our ability to manage the risks involved in the foregoing.

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

 ITEM 1.      FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$78,847	$206,871
Federal funds sold	264	246
Cash and cash equivalents	79,111	207,117
Securities available for sale	354,869	260,122
Loans held for sale	—	524
Loans, net of allowance of $10,063 and $9,788 at June 30, 2013 and December 31, 2012	924,727	903,600
Nonmarketable equity securities	8,028	8,625
Premises and equipment, net	17,174	17,780
Other real estate owned	18,104	19,529
Company-owned life insurance	21,385	21,092
FDIC loss share receivable	35,249	46,735
Goodwill	58,499	58,499
Core deposit intangible	2,930	3,268
Accrued interest receivable and other assets	25,223	19,888
Total assets	$1,545,299	$1,566,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$447,207	$426,968
Interest bearing	844,911	876,054
Total deposits	1,292,118	1,303,022
Federal funds purchased and repurchase agreements	12,883	19,855
Accrued interest payable and other liabilities	7,709	7,212
Total liabilities	1,312,710	1,330,089
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,287,056 and 34,070,270 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	343	341
Additional paid-in capital	238,814	238,089
Accumulated deficit	(952)	(3,998)
Accumulated other comprehensive income (loss)	(5,616)	2,258
Total shareholders’ equity	232,589	236,690
Total liabilities and shareholders’ equity	$1,545,299	$1,566,779

See accompanying notes to the consolidated financial statements.

 1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$18,741	$17,303	$34,912	$31,675
Securities available for sale	1,648	1,677	3,016	3,004
Federal funds sold and other	157	186	338	375

Total interest income	20,546	19,166	38,266	35,054
Interest expense:
Deposits	894	1,473	1,879	2,901
Federal funds purchased and repurchase agreements	4	3	10	6
Federal Home Loan Bank and Federal Reserve Bank borrowings	—	—	—	6

Total interest expense	898	1,476	1,889	2,913

Net interest income	19,648	17,690	36,377	32,141
Provision for loan losses	1,300	3,100	1,950	4,400

Net interest income after provision for loan losses	18,348	14,590	34,427	27,741
Non-interest income:
Service charges and fees on deposit accounts	803	878	1,599	1,711
Net gains on sales of other real estate owned	393	1,218	833	1,953
Net gains on sales of securities	609	1,175	732	1,673
Net gains on sales of loans held for sale	12	46	58	65
Increase in cash surrender value of Company owned life insurance	146	125	293	187
Adjustment to FDIC loss share receivable	(4,922)	(3,042)	(7,741)	(5,117)
Other	240	191	520	398
Total non-interest income	(2,719)	591	(3,706)	870

Non-interest expense:
Salaries and employee benefits	6,028	6,238	12,227	11,946
Occupancy and equipment	1,969	2,020	3,938	3,965
Data processing	926	937	1,856	1,815
Telephone	218	261	447	475
Stationery and supplies	98	138	189	263
Amortization of intangibles	166	182	339	325
Professional fees	452	426	839	818
Advertising	47	63	135	135
Merger reorganization expense	128	1,309	128	1,760
Disposal of banking center	404	—	404	—
Regulatory assessment	370	387	728	745
Other real estate owned expense	457	392	1,037	763
Loan expense	455	682	803	1,249
Other	1,110	1,127	2,234	2,078
Total non-interest expense	12,828	14,162	25,304	26,337

Income before taxes	2,801	1,019	5,417	2,274
Income tax expense	1,034	372	2,029	847
Net income	$1,767	$647	$3,388	$1,427

Basic earnings per common share	$0.05	$0.02	$0.10	$0.04
Diluted earnings per common share	$0.05	$0.02	$0.10	$0.04

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$1,767	$647	$3,388	$1,427
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(11,142)	1,651	(11,892)	1,292
Reclassification adjustment for security gains included in net income(1)	(609)	(1,175)	(732)	(1,673)
Income tax benefit (expense)	4,422	(180)	4,750	144
Other comprehensive income (loss)	(7,329)	296	(7,874)	(237)
Comprehensive income (loss)	$(5,562)	$943	$(4,486)	$1,190

(1)	Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2013 and 2012 was $229 and $442, respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2013 and 2012 was $275 and $630, respectively.

See accompanying notes to the consolidated financial statements.

 1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Net income	—	—	—	1,427	—	1,427
Other comprehensive income (loss)	—	—	—	—	(237)	(237)
Stock-based compensation expense	—	—	604	—	—	604
Restricted stock grants	360,884	3	(3)	—	—	—
Issuance of common stock, net of costs of $15	3,140,354	31	19,080	—	—	19,111
Balance at June 30, 2012	34,070,270	$341	$237,481	$(3,892)	$2,326	$236,256

Balance at January 1, 2013	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	3,388	—	3,388
Other comprehensive income (loss)	—	—	—	—	(7,874)	(7,874)
Stock-based compensation expense	—	—	727	—	—	727
Dividends paid ($0.01 per share)	—	—	—	(342)	—	(342)
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at June 30, 2013	34,287,056	$343	$238,814	$(952)	$(5,616)	$232,589

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities
Net income	$3,388	$1,427
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,950	4,400
Depreciation and amortization	1,816	1,628
Net accretion of purchase accounting adjustments	(10,337)	(8,052)
Net amortization of securities	1,954	1,138
Adjustment to FDIC receivable	7,741	5,117
Increase in cash surrender value of company-owned life insurance	(293)	(187)
Stock-based compensation expense	727	604
Net gains on sales of securities	(732)	(1,673)
Net gains on other real estate owned	(833)	(1,953)
Net loss on premises and equipment	—	4
Net gain on sale of loans held for sale	(58)	(65)
Write-down of other real estate owned	642	326
Disposal of branch	404	—
Loans originated for sale	(2,871)	(3,866)
Proceeds from sale of loans held for sale	3,453	3,871
Net change in:
Deferred income tax	—	135
Deferred loan fees	64	(53)
Accrued interest receivable and other assets	(1,058)	735
Accrued interest payable and other liabilities	102	(2,586)
Net cash provided by operating activities	6,059	950
Cash flows from investing activities
Proceeds from sales of securities	30,755	102,521
Proceeds from security maturities calls and prepayments	35,074	37,888
Purchases of securities	(174,421)	(60,875)
Loan originations and payments, net	(16,614)	52,059
Cash received from FDIC loss sharing agreements	3,745	11,073
Redemption (purchase) of nonmarketable equity securities, net	597	3,242
Purchase of Company owned life insurance	—	(15,500)
Proceeds from the sale of other real estate owned	5,178	4,615
Cash paid in connection with merger	—	(11,166)
Additions to premises and equipment, net	(409)	(661)
Net cash provided by (used in) investing activities	(116,095)	123,196
Cash flows from financing activities
Net change in deposits	(10,656)	15,900
Net change in federal funds purchased and repurchase agreements	(6,972)	202
Net change in Federal Home Loan Bank advance	—	(5,000)
Dividends paid	(342)	—
Net cash provided by (used in) financing activities	(17,970)	11,102
Net change in cash and cash equivalents	(128,006)	135,248
Beginning cash and cash equivalents	207,117	165,424

Ending cash and cash equivalents	$79,111	$300,672
Supplemental cash flow information:
Interest paid	$1,940	$2,865
Taxes paid	1,585	357
Transfer of loans to other real estate owned	3,562	17,676

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At June 30, 2013, EEL held $2,401 in performing loans and $536 in non-performing loans.

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

Stock options to acquire 2,571,673 and 3,989,029 shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2013 and 2012, respectively, because consideration of those instruments would be antidilutive. Stock options to acquire 2,571,673 and 3,823,550 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively, because consideration of those instruments would be antidilutive.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 7 and 11 basis points of the allowance for loan losses at June 30, 2013 and December 31, 2012, respectively.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

The acquisition of AFI is consistent with the Company’s plans to continue to enhance its footprint and competitive position within the state of Florida. This acquisition complemented the initial expansion into the Florida Gulf Coast markets with the acquisition of Old Harbor. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these factors contributed to the resulting goodwill in the transaction. The fair value of the assets acquired and liabilities assumed on April 1, 2012 were as follows:

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

The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of January 1, 2012, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012(1)	2013	2012(1)
Net interest and non-interest income	$16,929	$18,281	$32,671	$35,369

Net income	1,767	647	3,388	1,692

Basic earnings per share	0.05	0.02	0.10	0.05

Diluted earnings per share	0.05	0.02	0.10	0.05

(1)	The merger was effective April 1, 2012. There were no proforma adjustments subsequent to April 1, 2012.
12

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Municipal Securities	$6,366	$—	$(677)	$5,689
Residential collateralized mortgage obligations	1,856	—	(22)	1,834
Residential mortgage-backed	355,649	406	(8,709)	347,346
	$363,871	$406	$(9,408)	$354,869
December 31, 2012
Municipal Securities	$500	$—	$(31)	$469
Residential collateralized mortgage obligations	3,793	—	(34)	3,759
Residential mortgage-backed	252,208	3,831	(145)	255,894
	$256,501	$3,831	$(210)	$260,122

At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at June 30, 2013 and December 31, 2012 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	—	—
Due after ten years	6,366	5,689
Residential mortgage-backed and residential collateralized mortgage obligations	357,505	349,180
	$363,871	$354,869

Securities as of June 30, 2013 and December 31, 2012 with a fair value of $33,322 and $28,891, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sale	$21,939	$72,577	$30,755	$102,521
Gross gain	609	1,175	732	1,673
Gross (loss)	—	—	—	—
Net gains (losses) on sales of securities	$609	$1,175	$732	$1,673
13

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at June 30, 2013 and December 31, 2012, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
Municipal Securities	$5,689	$(677)	$—	$—	$5,689	$(677)
Residential collateral mortgage obligations	1,834	(22)	—	—	1,834	(22)
Residential mortgage-backed	318,399	(8,709)	21	—	318,420	(8,709)
	$325,922	$(9,408)	$21	$—	$325,943	$(9,408)
December 31, 2012
Municipal Securities	$469	$(31)	$—	$—	$469	$(31)
Residential collateral mortgage obligations	3,759	(34)	—	—	3,759	(34)
Residential mortgage-backed	35,838	(145)	14	—	35,852	(145)
	$40,066	$(210)	$14	$—	$40,080	$(210)

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

At June 30, 2013, there were 97 available for sale securities with unrealized losses, of which 8 were municipal securities, 3 were residential collateral mortgage obligations, and 86 were residential mortgage-backed securities. At December 31, 2012, there were 15 available for sale securities with unrealized losses, of which one was a municipal security, three were residential collateral mortgage obligations, and 11 were residential mortgage-backed securities. At June 30, 2013 and December 31, 2012, securities with unrealized losses had declined in fair value by 2.81% and 0.52%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at June 30, 2013 and December 31, 2012 were deemed to be temporary.

14

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS

Loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$32,835	$151,752	$184,587	$33,025	$146,473	$179,498
Real estate:
Residential	77,859	69,981	147,840	86,981	78,936	165,917
Commercial	182,965	363,116	546,081	198,666	315,908	514,574
Construction and land development	7,820	39,169	46,989	8,426	33,463	41,889
Consumer and other	7	9,130	9,137	11	11,279	11,290
	$301,486	$633,148	934,634	$327,109	$586,059	913,168
Add (deduct):
Unearned income and net deferred loan (fees) costs			156			220
Allowance for loan losses			(10,063)			(9,788)
			$924,727			$903,600

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development, and consumer and other. The Company’s business activity is concentrated with customers located in Palm Beach, Broward, Miami-Dade, Pinellas, Pasco, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

Residential real estate loans are a mixture of fixed rate and adjustable rate residential mortgage loans. As a policy, the Company holds adjustable and fixed rate loans and also sells to the secondary market. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments. Residential real estate loans are secured by real property.

Commercial loan borrowers consist of small- to medium-sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets, although other commercial loans may be uncollateralized but guaranteed.

Commercial real estate loans include loans secured by office buildings, warehouses, retail stores and other property located in or near our markets. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

Construction loans include residential and commercial real estate loans and are typically for owner-occupied or pre-sold/pre-leased properties. The terms of these loans are generally short-term with permanent financing upon completion. Land development loans include loans to develop both residential and commercial properties.

Consumer and other loans include second mortgage loans, home equity loans secured by junior and senior liens on residential real estate and home improvement loans. These loans are originated based primarily on credit scores, debt-to-income ratios and loan-to-value ratios.

15

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523
Provisions for loan losses	82	362	665	202	(11)	1,300
Loans charged off	—	(54)	(739)	—	—	(793)
Recoveries	18	—	2	2	11	33
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	850	480	947	(332)	5	1,950
Loans charged off	—	(106)	(798)	(898)	(16)	(1,818)
Recoveries	34	1	4	93	11	143
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

Activity in the allowance for loan losses for the three and six months ended June 30, 2012 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366
Provisions for loan losses	3,335	(66)	452	(590)	(31)	3,100
Loans charged off	(5,151)	(357)	(682)	—	—	(6,190)
Recoveries	9	2	69	—	—	80
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,827	(6)	411	(751)	(81)	4,400
Loans charged off	(5,182)	(641)	(2,379)	—	—	(8,202)
Recoveries	30	114	106	22	50	322
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356
16

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Allowance for Loan Losses Allocation

As of June 30, 2013:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,463	$507	$826	$276	$—	$3,072
Purchase credit impaired loans	368	181	334	—	—	883
Total specific reserves	1,831	688	1,160	276	—	3,955
General reserves	1,788	1,556	2,391	332	41	6,108
Total	$3,619	$2,244	$3,551	$608	$41	$10,063
Loans individually evaluated for impairment	$5,237	$3,214	$23,262	$3,899	$—	$35,612
Purchase credit impaired loans	8,842	16,846	43,828	4,123	29	73,668
Loans collectively evaluated for impairment	170,508	127,780	478,991	38,967	9,108	825,354
Total	$184,587	$147,840	$546,081	$46,989	$9,137	$934,634

As of December 31, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total Specific Reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Loans individually evaluated for impairment	$4,168	$5,825	$24,006	$6,094	$—	$40,093
Purchase credit impaired loans	8,923	18,363	52,276	4,221	30	83,813
Loans collectively evaluated for impairment	166,407	141,729	438,292	31,574	11,260	789,262
Total	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168

17

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2013 and December 31, 2012, respectively.

	Recorded Investment in Impaired Loans With Allowance
June 30, 2013	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,254	$1,033	$267	$390	$390	$64
HELOCs and equity	39	38	38	251	250	138

Commercial:
Secured – non-real estate	349	349	19	5,743	2,547	1,392
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,534	2,263	121	1,171	1,151	86
Non-owner occupied	1,399	1,083	321	4,325	4,318	295
Multi-family	—	—	—	319	318	3

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	529	529	276
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	—	—	—

Total June 30, 2013	$5,629	$4,818	$818	12,728	$9,503	$2,254
18

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
June 30, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,081	$896	$—	$—
HELOCs and equity	59	—	607	607

Commercial:
Secured – non-real estate	—	—	1,424	1,084
Secured – real estate	—	—	1,505	1,205
Unsecured	—	—	73	—

Commercial Real Estate:
Owner occupied	—	—	7,777	7,228
Non-owner occupied	757	648	5,651	5,578
Multi-family	1,244	675	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,729	3,370
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total June 30, 2013	$3,141	$2,219	$24,766	$19,072
19

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
20

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
21

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Average of impaired loans and related interest income for three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$2,357	$4	$3	$2,329	$9	$8
HELOC and equity	902	2	2	911	3	3

Commercial:
Secured non real estate	3,992	26	23	3,560	60	57
Secured real estate	1,262	12	12	1,268	24	24
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	10,667	81	76	10,707	162	152
Non-owner occupied	11,758	84	84	11,819	166	167
Multifamily	1,370	—	—	1,465	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,909	2	2	3,738	8	8
Unimproved Land	—	—	—	—	—	—

Consumer and Other:	—	—	—	—	—	—

Total	$36,217	$211	$202	$35,797	$432	$419

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$5,290	$4	$4	$4,554	$8	$9
HELOC and equity	965	—	—	963	—	—

Commercial:
Secured non real estate	2,828	17	17	3,120	34	35
Secured real estate	1,358	12	13	1,362	28	30
Unsecured	1	—	—	1	—	—

Commercial Real Estate:
Owner occupied	9,455	72	68	8,866	170	174
Non-owner occupied	12,204	108	118	12,277	225	231
Multifamily	1,270	—	—	1,270	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,740	—	—	3,746	34	34
Unimproved Land	2,516	27	32	2,516	54	59

Consumer and Other:	—	—	—	6	—	—

Total	$39,627	$240	$252	$38,681	$553	$572
22

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2013 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The Company monitors the performance of loans modified on a monthly basis. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. The Company’s policy is to evaluate and potentially return a troubled debt restructured loan from a non-accrual to accrual status upon the receipt of all past due principal and/or interest payments since the date of and in accordance with the terms of the modification agreement and when future payments are reasonable assured. The average yield on the performing loans classified as troubled debt restructurings were 4.42% and 4.76% as of June 30, 2013 and December 31, 2012, respectively. Troubled debt restructuring loans are considered impaired.

During the quarter ended June 30, 2013, the Company modified $837 in commercial real estate loans. During the six months ended June 30, 2013, the Company modified $1,108 in commercial real estate loans. During the quarter ended June 30, 2012, the Company modified $1,765 in commercial real estate loans. During the six months ended June 30, 2012, the Company modified $295 in commercial loans and $3,125 in commercial real estate loans. All troubled debt restructurings are classified as either special mention or substandard by the Company.

The following is a summary of our performing troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively, all of which were performing in accordance with the restructured terms:

	June 30, 2013	December 31, 2012
Residential real estate	$598	$605
Commercial real estate	15,498	17,315
Construction and land development	145	2,654
Commercial	3,234	3,699
Total	$19,475	$24,273

Of the $19,475 of performing trouble debt restructurings at June 30, 2013, $12,207 was classified as special mention and $7,268 was classified as substandard. Of the $24,273 of performing trouble debt restructurings at December 31, 2012, $12,416 was classified as special mention and $11,857 was classified as substandard.

23

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Total non-accruing troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively, were as follows:

	June 30, 2013	December 31, 2012
Residential real estate	$290	$1,885
Commercial real estate	2,723	166
Construction and land development	3,370	3,440
Commercial	367	185
Total	$6,750	$5,676

These loans had a specific reserve in the allowance for loan losses at June 30, 2013 and December 31, 2012 of $589 and $66, respectively. There were no loans modified within the twelve months ended June 30, 2013 that defaulted within the three or six months ending June 30, 2013. There were no loans modified within the twelve months ended June 30, 2012 which defaulted within the three or six months ended June 30, 2012.

During the three and six month periods ended June 30, 2013, the Company lowered the interest rate on $11,080 and $21,655, respectively, of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the year ended December 31, 2012, we had approximately $11,800 in loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at June 30, 2013. The Company has allocated $1,423 and $2,030 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended June 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $273 and $244, respectively. During six months ended June 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $524 and $758, respectively.

24

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual as well as 90 days and over past due categories with a carrying value of $21,619 and $23,416 as of June 30, 2013 and December 31, 2012, respectively. Loans accounted for under ASC 310-30 at June 30, 2013 and December 31, 2012 which were contractually accruing 30 to 59 days past due were $0 and $2,720, respectively; 30 to 59 days contractually past due and non-accrual were $1,277 and $274, respectively; contractually 60 to 89 days past due and accruing were $333 and $0, respectively; contractually 60 to 89 days past due and non-accrual were $277 and $805, respectively; contractually 90 plus days past due and accruing were $405 and $1,804, respectively and contractually 90 plus days past due and non-accrual were $19,688 and $20,666, respectively. These amounts are excluded from the disclosures of loans past due and on non-accrual. Loans which are 90 days or greater past due and accruing interest income were $0 and $2,109 at June 30, 2013 and December 31, 2012, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of June 30, 2013 and December 31, 2012, respectively:

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
June 30, 2013	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$—	$—	$—	$171	$3,184	$53	$3,184	$224
HELOCs and equity	—	—	—	—	99	706	99	706

Commercial:
Secured – non-real estate	—	161	—	513	14	1,951	14	2,625
Secured – real estate	—	—	—	—	445	—	445	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	1,737	—	—	2,788	1,667	2,788	3,404
Non-owner occupied	—	—	249	—	2,819	2,761	3,068	2,761
Multi-family	—	—	—	—	746	318	746	318

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,754	—	3,754
Unimproved land	—	—	—	—	285	—	285	—

Consumer and other	—	—	—	—	—	29	—	29
Total June 30, 2013	$—	$1,898	$249	$684	$10,380	$11,239	$10,629	$13,821
25

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
December 31, 2012	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$1,013	$95	$1,207	$—	$4,085	$2,019	$6,305	$2,114
HELOCs and equity	—	197	—	—	103	796	103	993

Commercial:
Secured – non-real estate		200	—	94	147	805	147	1,099
Secured – real estate	—	—	—	—	424	—	424	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	1,873	—	—	2,820	2,487	2,820	4,360
Non-owner occupied	581	—	—	1,707	2,242	2,085	2,823	3,792
Multi-family	—	—	—	—	1,331	315	1,331	315

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,440	—	3,440
Unimproved land	—	2,767	—	—	288	—	288	2,767

Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

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

26

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at June 30, 2013 or December 31, 2012.

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
June 30, 2013
Residential Real Estate:
First mortgages	$96,605	$64,902	$1,189	$3,184	$24,205	$2,506	$619
HELOCs and equity	51,235	8,454	31	99	35,873	634	6,144

Commercial:
Secured – non-real estate	124,860	20,866	349	14	97,951	1,856	3,824
Secured – real estate	52,265	11,083	—	445	39,214	800	723
Unsecured	7,462	78	—	—	6,399	566	419

Commercial Real Estate:
Owner occupied	174,492	32,937	7,785	2,788	122,571	735	7,676
Non-owner occupied	334,574	114,870	909	2,819	206,133	3,878	5,965
Multi-family	37,015	20,111	—	746	15,839	—	319

Construction and Land Development:
Construction	16,828	—	—	—	16,828	—	—
Improved land	17,031	3,928	—	—	6,237	2,694	4,172
Unimproved land	13,130	3,607	—	285	9,238	—	—

Consumer and other	9,137	7	—	—	8,466	532	132
Total June 30, 2013	$934,634	$280,843	$10,263	$10,380	$588,954	$14,201	$29,993
27

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

As part of the AFI merger as well as acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at June 30, 2013 was approximately $73,668, net of a discount of $22,315. The Company maintained an allowance for loan losses of $883 at June 30, 2013 for loans acquired with deteriorated credit quality.

During the three months ended June 30, 2013 and 2012, the Company accreted $5,107 and $3,026, respectively, into interest income on acquired loans. During the six months ended June 30, 2013 and 2012, the Company accreted $7,959 and $4,873, respectively, into interest income on acquired loans. The remaining accretable discount was $15,984 at June 30, 2013. In addition, $68,843 of the $73,668 in loans is covered by the FDIC loss share agreements.

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
28

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

NOTE 5 – FAIR VALUES

Fair Value Measurements

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
●	Level II: Significant other observable inputs other than Level I prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level III: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, are summarized below.

	Fair value measurements at June 30, 2013 using
	June 30, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
Municipal Securities	$5,689	$—	$5,689	$—
Residential collateralized mortgage obligations	1,834	—	1,834	—
Residential mortgage-backed	347,346	—	347,346	—
	$354,869	$—	$354,869	$—
29

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

There were no liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

The significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally an increase of 0-25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties
Construction and land development	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 5% to no change

Other real estate

Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally an increase of 0-25%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change

 Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at June 30, 2013 using
	June 30, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,204	$—	$—	$1,204
Commercial	1,485	—	—	1,485
Commercial real estate	8,307	—	—	8,307
Construction and land development	253	—	—	253
Consumer and other	—	—	—	—
	$11,249	$—	$—	$11,249
Other real estate owned:
Commercial real estate	$13,866	$—	$—	$13,866
Residential real estate	4,238	—	—	4,238
	$18,104	$—	$—	$18,104

At June 30, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $14,321, with a valuation allowance of $3,072 resulting in an additional provision of loan losses of $908 during the six months ended June 30, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $18,104, and had no valuation allowance at June 30, 2013. During the three and six months ended June 30, 2013, the Company recorded write-downs to other real estate owned of $114 and $641 due to reductions in the estimated fair value of properties.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$79,111	$79,111	$207,117	$207,117
Securities available for sale	354,869	354,869	260,122	260,122
Loans, net, including loans held for sale	924,727	929,144	904,124	910,761
Nonmarketable equity securities	8,028	N/A	8,625	N/A
FDIC loss share receivable	35,249	35,249	46,735	46,735
Accrued interest receivable	3,611	3,611	3,428	3,428

Financial liabilities
Deposits	$1,292,118	$1,267,324	$1,303,022	$1,299,140
Federal funds purchased and repurchase agreements	12,883	12,883	19,855	19,855
Accrued interest payable	263	263	314	314

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

Accrued interest receivable/payable

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the acquisition of financial institutions covered under loss share agreements with the FDIC were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning of period	$41,189	$66,210	$46,735	$72,895
Cash received	(1,018)	(6,559)	(3,745)	(11,073)
Discount accretion	239	214	477	509
Reduction for changes in cash flow estimates	(5,161)	(3,256)	(8,218)	(5,626)
Other	—	—	—	(96)
End of period	$35,249	$56,609	$35,249	$56,609

As of June 30, 2013 and December 31, 2012, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$1,767	$647	$3,388	$1,427
Basic EPS:
Weighted average shares of common stock outstanding	33,772,105	33,725,613	33,773,327	32,155,277
Basic EPS	$0.05	$0.02	$0.10	$0.04

Diluted EPS:
Weighted average shares of common stock outstanding	33,772,105	33,725,613	33,773,327	32,155,277
Effect of dilutive shares:
Stock options	141,446	—	112,311	—
Restricted stock	43,816	2,074	34,238	2,867
Total dilutive shares	33,957,367	33,727,687	33,919,876	32,158,144
Diluted EPS	$0.05	$0.02	$0.10	$0.04

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

The contractual amount of financial instruments with off-balance-sheet risk were as follows at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,764	$23,426	$23,661	$2,958
Unused lines of credit	797	83,461	664	72,103
Stand-by letters of credit	5,609	901	5,349	1,610

The fixed rate loan commitments have interest rates ranging from 3.0% to 8.25% and the underlying loans have maturities ranging from six months to 30 years.

NOTE 10 – SUBSEQUENT EVENT

Prior to commencement of business on July 1, 2013, the Company completed its acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. In accordance with the Merger Agreement, the Company acquired EBI through the merger of EBI with and into a wholly-owned subsidiary of the Company and 1st United Bank acquired Enterprise Bank through the merger of Enterprise Bank with and into 1st United Bank (collectively, the “Merger”).

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 10 – SUBSEQUENT EVENT (continued)

1st United Bank acquired approximately $160,000 in loans and assumed $176,900 in deposits. Pursuant to the terms of the Merger Agreement, each share of EBI common stock issued and outstanding was converted into the right to receive consideration based on EBI’s total consolidated assets and the EBI Tangible Book Value (as defined in the Merger Agreement) as of June 30, 2013. The total value of the consideration paid to EBI shareholders was approximately $45,565, which consisted of approximately $5,115 in cash, $22,138 in loans (including all nonperforming loans), other real estate, and repossessed assets of Enterprise and $18,312 in impaired and below investment grade securities and other investments of Enterprise. Each holder (other than the majority shareholder of EBI and its affiliates) of a share of EBI common stock was entitled to a cash payment from the Registrant equal to approximately $6.05 per share (less their per share pro rata portion of the $400 holdback described below). The total consideration paid to all EBI shareholders in connection with the Merger was subject to a holdback amount of up to $400 to defray damages and related expenses incurred to defend or settle certain litigation. The Company expects to record goodwill associated with the transaction of approximately $9,500.

The Merger of EBI was completed on July 1, 2013 and the Company is in the process of determining the initial fair values of the assets and liabilities acquired. The acquisition of EBI is consistent with the Company’s plans to continue to enhance its footprint and competitive position within the state of Florida. This acquisition expands our existing presence in the Northern Palm Beach County marketplace and adds one new banking center. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these factors will contribute to the resulting goodwill in the transaction.

The following summarizes the net interest and other income, net income and earnings per share as if the merger with EBI was effective as of January 1, 2012, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest and non-interest income	$16,929	$20,048	$37,902	$39,871

Net income	770	483	2,767	3,024

Basic earnings per share	0.02	0.01	0.08	0.09

Diluted earnings per share	0.02	0.01	0.08	0.09
37

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

We follow a business plan that emphasizes the delivery of banking services to businesses and individuals in our geographic market who desire a high level of personalized service. The business plan includes business banking, services to professionals, real estate lending and private banking, as well as full community banking products and services. The business plan also provides for an emphasis on our Small Business Administration and Export-Import Bank lending programs, as well as on small business lending. We focus on the building of a balanced loan and deposit portfolio, with emphasis on low cost liabilities.

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

Recent Mergers & Acquisitions

Merger of Enterprise Bancorp, Inc.

On July 1, 2013, the Company completed its merger of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. 1st United acquired approximately $160 million in loans, with an average yield of 5.08%, and approximately $177 million of deposits, with an average yield of 0.53%. Total consideration for the net assets acquired was $45.6 million (or 1.22 times tangible book value, as defined by the Merger Agreement) which was comprised of $5.1 million in cash, $20.5 million in classified and non-performing loans, $18.3 million in non-investment grade and non-performing investments and derivatives and $1.7 million in OREO and other repossessed assets. The Company does not anticipate recording any net additional classified or non-performing loans, OREO or non-investment grade investments upon evaluation of the assets acquired for fair value.

The former Enterprise gives 1st United continued expansion within the attractive northern Palm Beach County, Florida marketplace, providing opportunities for new loan and deposit growth. In addition, of the three banking centers acquired, during the third quarter 2013, one EBI banking center will be consolidated into an existing 1st United banking center. In addition, one of 1st United’s banking centers will be consolidated into a banking center of the former Enterprise. The result will be one net new 1st United banking center located in Jupiter, Florida, added as a part of this transaction. The Company estimates it will retain 13 of the total 42 EBI employees including two experienced lenders and branch and operation employees. The Company estimates one-time merger related expenses to be $1.8 million which are anticipated to be incurred during the third quarter of 2013. Total goodwill is estimated at $9.5 million with an estimated three-year earn-back period. The operations of EBI are anticipated to be integrated during the third quarter of 2013.

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

Financial Overview

OPERATING RESULTS

For the quarter ended June 30, 2013, we reported net income of $1.8 million compared to net income of $647,000 for the quarter ended June 30, 2012. For the six months ended June 30, 2013, we reported net income of $3.4 million compared to net income of $1.4 million for the six months ended June 30, 2012. The increase in net income for the three and six months ended June 30, 2013 as compared to the same periods ended June 30, 2012 was mostly due to an increase in the net interest margin and a reduction in provisions for loan losses.

●	Net income for the quarter ended June 30, 2013 was $1.8 million compared to net income of $647,000 for the quarter ended June 30, 2012. Net income for the six months ended June 30, 2013 was $3.4 million compared to $1.4 million for the six months ended June 30, 2012.
39

●	Net interest margin was 5.79% for the quarter ended June 30, 2013 compared to 5.14% for the quarter ended June 30, 2012. Net interest margin was 5.45% for the six months ended June 30, 2013 compared to 4.95% for the six months ended June 30, 2012.
●	During the three months and six months ended June 30, 2013, we incurred approximately $128,000 in merger reorganization expense that related to the pending merger with Enterprise. During the three and six months ended June 30, 2012, we incurred approximately $1.3 million and $1.8 million, respectively, in personnel, IT and facilities costs and merger reorganization expense that related to the integration of AFI and Old Harbor.
●	During the three months ended June 30, 2013, the Company strategically approved the closure of one banking center located on the west coast of Florida. The banking center is expected to close in the fourth quarter 2013. As a result, the Company recorded termination expenses of $404,000 related to a facility lease and fixed assets.
●	Net loans increased by approximately $21.1 million to $924.7 million for the six months ended June 30, 2013 resulting from new loan production and loan advances of $148.7 million which was partially offset by payoffs, resolutions, including transfers to OREO, and principal payments of $127.6 million during the period. Net loans increased by approximately $6.3 million from $918.5 million at March 31, 2013 to $924.7 million for the three months ended June 30, 2013 resulting from new loan production and loan advances of $77.1 million which was partially offset by payoffs, resolutions, including transfer to OREO, and principal payments of $70.1 million during the period.
●	Non-performing assets at June 30, 2013 represented 2.57% of total assets compared to 2.74% at December 31, 2012. Non-performing assets not covered by the Loss Share Agreements represented 1.22% of total assets at June 30, 2013 compared to 1.17% at December 31, 2012.
●	Securities available for sale increased by approximately $94.7 million from December 31, 2012 to $354.9 million at June 30, 2013. The increase was a result of security purchases of $174.4 million partially offset by investment maturities and prepayments of $35.1 million and proceeds from sales of $30.8 million resulting in gains on sales of $732,000 for the six months ended June 30, 2013. Gains on the sale of securities for the six months ended June 30, 2012 were $1.7 million. Gains on the sale of securities for the three months ended June 30, 2013 and 2012 were $609,000 and $1.2 million, respectively.
●	Other real estate owned (“OREO”) decreased by $1.4 million to $18.1 million at June 30, 2013 from $19.5 million at December 31, 2012. The change was due to OREO sales of $5.2 million which was partially offset by the foreclosure of $3.6 million of loans and fair value adjustments of $642,000 for the six months ended June 30, 2013. Gains on the sale of OREO for six months ended June 30, 2013 and 2012 were $833,000 and $2.0 million, respectively. At June 30, 2013, we had $806,000 of OREO under contract for sale and expected to close in the third quarter of 2013 with no additional loss anticipated.
●	The FDIC loss share receivable was reduced by approximately $11.5 million from $46.7 million at December 31, 2012 to $35.2 million at June 30, 2013. The decrease was due to cash receipts of approximately $3.7 million, a reduction of $8.2 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $477,000.
●	Deposits slightly decreased by $10.9 million from $1.303 billion at December 31, 2012 to $1.292 billion at June 30, 2013. Non-interest bearing deposits increased by $20.2 million to $447.2 million at June 30, 2013, as compared to December 31, 2012. The percentage of non-interest bearing deposits to total deposits was approximately 35% at June 30, 2013 compared to 33% at December 31, 2012.
40

Analysis for Three Month Periods ended June 30, 2013 and 2012

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

Net interest earnings for the three months ended June 30, 2013 and 2012, respectively, are reflected in the following table:

	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$938,128	$18,741	8.01%	$985,902	$17,303	7.04%
Investment securities	326,100	1,648	2.02%	240,673	1,677	2.79%
Federal funds sold and securities purchased under resale agreements	97,027	157	0.65%	152,619	186	0.49%
Total interest-earning assets	1,361,255	$20,546	6.05%	$1,379,194	$19,166	5.57%
Non interest-earning assets	220,682			230,491
Allowance for loan losses	(9,915)			(13,007)
Total assets	$1,572,022			$1,596,678

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$186,017	$59	0.13%	$161,259	$61	0.15%
Money market accounts	320,558	243	0.30%	360,215	460	0.51%
Savings accounts	62,069	40	0.26%	66,386	50	0.30%
Certificates of deposit	288,290	552	0.77%	366,799	902	0.99%
Fed funds purchased and repurchase agreements	16,147	4	0.10%	10,555	3	0.11%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	873,081	898	0.41%	965,214	1,476	0.61%

Non-interest bearing liabilities
Demand deposit accounts	453,339			385,543
Other liabilities	6,584			9,889
Total non-interest-bearing liabilities	459,923			395,432
Shareholders’ equity	239,018			236,032
Total liabilities and shareholders’ equity	$1,572,022			$1,596,678
Net interest spread		$19,648	5.64%		$17,690	4.96%

Net interest on average earning assets - Margin			5.79%			5.14%
41

Our net interest income for the three months ended June 30, 2013 was impacted by a decrease in total average earning assets of $17.9 million as compared to the three months ended June 30, 2012 and an increase in the overall yield earned in loans during the quarter ended June 30, 2013. The decrease in total average earning assets was primarily due to a reduction in general funding sources period-over-period. Earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $7.3 million as compared to $4.7 million for the same period in 2012. Included in the $7.3 million of accretion of discount for the quarter ended June 30, 2013 was approximately $5.4 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset. For the quarter ended June 30, 2013, we took a charge of approximately $5.2 million as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets. Included in the $4.7 million of accretion discount for the quarter ended June 30, 2012 was approximately $2.0 million related to the disposition of assets above the discounted carrying values. For the quarter ended June 30, 2012, we took a charge of approximately $3.3 million as an adjustment to FDIC loss share receivable in total non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

Net interest income was $19.6 million for the three months ended June 30, 2013, as compared to $17.7 million for the three months ended June 30, 2012, an increase of $1.9 million, or 11.07%. The increase resulted primarily from accretion related to acquired assets during period-over-period of $3.4 million offset by a decrease in average earning assets of $17.9 million or 1.30%. Accretion income increased quarter over quarter by $2.6 million and was coupled with a reduction in the cost of funds of 17 basis points and partially offset by a decrease in the yield earned on securities quarter over quarter. The net interest margin (i.e., net interest income divided by average earning assets) increased 64 basis points from 5.14% during the three months ended June 30, 2012 to 5.79% during the three months ended June 30, 2013, mainly the result of an increase in interest accretion on acquired loans and a reduction in the cost of funds. Accretion of $7.3 million on acquired loans added approximately 215 basis points to the quarter ended June 30, 2013 net interest margin. Of the 215 basis points, 159 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $4.7 million during the three months ended June 30, 2012, which added approximately 138 basis points to the June 30, 2012 margin. Of the 138 basis points for the quarter ended June 30, 2012, 59 basis points related to resolved loss share assets and changes in cash flows. For the three months ended June 30, 2013, average loans represented 59.68% of total average assets and 70.73% of total average deposits and customer repurchase agreements, compared to average loans of 61.75% of total average assets and average loans of 72.99% to total average deposits and customer repurchase agreements at June 30, 2012. Our cost of funds was approximately 17 basis points lower for the three months ended June 30, 2013, as compared to June 30, 2012, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

 Changes in interest earnings for the three months ended June 30, 2013 and 2012:

	June 30, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$1,438	$(869)	$2,307
Investment securities	(29)	503	(532)
Federal funds sold and securities purchased under resale agreements	(29)	(79)	50

Total interest-earning assets	$1,380	$(445)	$1,825
Liabilities
Interest-bearing liabilities
NOW accounts	$(2)	$9	$(11)
Money market accounts	(217)	(46)	(171)
Savings accounts	(10)	(3)	(7)
Certificates of deposit	(350)	(172)	(178)
Fed funds purchased and repurchase agreements	1	1	—
Other borrowings	—	—	—

Total interest-bearing liabilities	(578)	(211)	(367)

Net interest spread	$1,958	$(234)	$2,192

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $3.3 million for the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012. The decrease was principally a result of an increase in the adjustment to the FDIC loss share receivable due to the resolution of assets above their carrying value, a reduction in the gain on the sales of securities and a reduction in the gains on the sale of other real estate owned quarter over quarter.

During the three months ended June 30, 2013, we sold approximately $21.9 million in securities for gains on the sale of $609,000. This compared to sales of $72.6 million for gains on the sale of securities of $1.2 million for the three months ended June 30, 2012.

During the three months ended June 30, 2013, we received proceeds from the sale of OREO properties of $2.6 million with a carrying value of $2.2 million and recorded a net gain of $393,000 on the these dispositions as compared to sales of $3.5 million of OREO with a carrying value of $2.3 million. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended June 30, 2013 and 2012 were $388,000 and $1.2 million, respectively.

The adjustment to the FDIC indemnification asset during the quarter ended June 30, 2013 represented a $5.2 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $3.3 million for the quarter ended June 30, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $239,000 and $214,000 for the quarters ended June 30, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense decreased by $1.3 million, or 9.42%, from $14.2 million for the three months ended June 30, 2012 to $12.8 million for the three months ended June 30, 2013, primarily due to less merger reorganization expense quarter over quarter as well as lower salary and loan related expense.

The following summarizes the changes in non-interest expense accounts for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	Difference
Salaries and employee benefits	$6,028	$6,238	$(210)
Occupancy and equipment	1,969	2,020	(51)
Data processing	926	937	(11)
Telephone	218	261	(43)
Stationery and supplies	98	138	(40)
Amortization of intangibles	166	182	(16)
Professional fees	452	426	26
Advertising	47	63	(16)
Merger reorganization expense	128	1,309	(1,181)
Disposal of banking center	404	—	404
Regulatory assessment	370	387	(17)
Other real estate owned expense	457	392	65
Loan expense	455	682	(227)
Other	1,110	1,127	(17)
Total non-interest expense	$12,828	$14,162	$(1,334)

Salary and employee benefits decreased by approximately $210,000 or 3.37% to $6.0 million for the three months ended June 30, 2013 as compared to $6.2 million for the three months ended June 30, 2012. The decrease was primarily due to the integration of AFI operations during June 2012 and the related reduction in full-time equivalent employee positions.

Merger reorganization expenses decreased by $1.2 million to $128,000 for the quarter ended June 30, 2013 as compared to June 30, 2012. Merger reorganization expense incurred in the quarter ended June 30, 2013 was primarily related to professional expenses associated with the pending merger with Enterprise Bank. The expense associated with the quarter ended June 30, 2012 related to the merger and integration of AFI which was completed in June 2012.

Other real estate owned (“OREO”) expense increased by $65,000 to $457,000 for the three months ended June 30, 2013, as compared to $392,000 for the three months ended June 30, 2012. The change was primarily due to an increase in write downs on OREO due to changes in estimated fair values during the quarter ended June 30, 2013 on properties of $114,000 as compared to $62,000 for the quarter ended June 30, 2012.

Loan expense primarily includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense decreased by $227,000 from $682,000 for the three months ended June 30, 2012 as compared to $455,000 for the three months ended June 30, 2013. The change was primarily due to a reduction in non-performing non-loss share assets period-over-period.

During the quarter ended June 30, 2013, the Company determined to strategically close one banking center on the west coast of Florida. The banking center is expected to close during the fourth quarter of 2013 with both employees and customers relocated to other 1st United banking centers. The Company expensed $404,000 for the remaining term on the facility lease and leasehold improvements and other fixed assets during the quarter. Annualized operating expense savings due to this banking center closure is approximately $400,000 per year.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended June 30, 2013, we recorded $1.3 million in provision for loan losses as compared to $3.1 million for the three months ended June 30, 2012. The decrease in the provision for loan losses between the two quarters was primarily due to the strategic resolution of an $11.4 million loan collateralized by 15 gas stations with an associated charge-off of $5.2 million during the quarter ended June 30, 2012. Additionally, there was a reduction in impaired and classified loans period-over-period and further stabilization of the values on the underlying collateral on impaired loans. Net charge-offs for the quarter ended June 30, 2013 were $760,000 as compared to $6.1 million for the quarter ended June 30, 2012.

We recorded income tax expense of $1.0 million for the three months ended June 30, 2013, compared to $372,000 for the three months ended June 30, 2012. The increase is due to higher pretax income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Analysis for Six Month Periods ended June 30, 2013 and 2012

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

Net interest earnings for the six month periods ended June 30, 2013 and 2012 are reflected in the following table:

	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$926,331	$34,912	7.60%	$931,057	$31,675	6.82%
Investment securities	308,642	3,016	1.95%	224,533	3,004	2.68%
Federal funds sold and securities purchased under resale agreements	111,944	338	0.61%	147,226	375	0.51%
Total interest-earning assets	1,346,917	38,266	5.73%	1,302,816	35,054	5.40%
Non interest-earning assets	224,811			209,564
Allowance for loan losses	(9,988)			(13,132)
Total assets	$1,561,740			$1,499,248

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$179,024	$113	0.13%	$148,094	$117	0.16%
Money market accounts	318,964	500	0.32%	334,225	920	0.55%
Savings accounts	62,590	80	0.26%	62,803	105	0.34%
Certificates of deposit	297,305	1,186	0.80%	343,248	1,759	1.03%
Fed funds purchased and repurchase agreements	17,710	10	0.11%	10,575	6	0.11%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	276	6	4.36%
Total interest-bearing liabilities	875,593	1,889	0.44%	899,221	2,913	0.65%

Non-interest bearing liabilities
Demand deposit accounts	441,255			364,496
Other liabilities	6,529			9,667
Total non-interest-bearing liabilities	447,784			374,163
Shareholders’ equity	238,363			225,864
Total liabilities and shareholders’ equity	$1,561,740			$1,499,248
Net interest spread		$36,377	5.29%		$32,141	4.75%

Net interest on average earning assets - Margin			5.45%			4.95%
45

Our net interest income for the six months ended June 30, 2013 was positively impacted by the increase in average earning assets of $44.1 million or 3.39% compared to the six months ended June 30, 2012 primarily the result of a net increase in the average balance of investment securities of $84.1 million period-over-period offset by a reduction in the average balance of federal funds sold. These increases were offset by a reduction in the overall yield earned on investments period to period. Earnings for the six months ended June 30, 2013 were also positively impacted by the accretion of discounts related to acquired loans of approximately $12.2 million as compared to $8.3 million for the same period in 2012. Included in the $12.2 million of accretion of discount in the six months ended June 30, 2013 was approximately $8.4 million related to the disposition of loans acquired in the FDIC transactions above the discounted carrying value of the asset. For the six months ended June 30, 2013, we took a charge of approximately $8.2 million as an adjustment to the FDIC loss share receivable in total non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets. Included in the $8.3 million of accretion discount in the six months ended June 30, 2012 was approximately $3.6 million related to the disposition of assets above the discounted carrying values. For the six months ended June 30, 2012, we took a charge of approximately $5.6 million as an adjustment to the FDIC loss share receivable in total non-interest income due to changes in cash flows of loss share assets.

Net interest income was $36.4 million for the six months ended June 30, 2013, as compared to $32.1 million for the six months ended June 30, 2012, an increase of $4.2 million, or 13.18%. The increase in net interest income resulted primarily from an increase in average earning assets of $44.1 million to an increase in interest accretion on acquired loans of $3.9 million and a reduction of the costs of funds of 35 basis points and a decrease in the yield earned on securities period-over-period. The net interest margin (i.e., net interest income divided by average earning assets) increased 50 basis points from 4.95% during the six months ended June 30, 2012 to 5.45% at June 30, 2013, mainly the result of an increase in accretion earned on acquired assets and a decrease in the cost of funds offset by lower overall yields earned on the investment portfolio. Accretion of $12.2 million on acquired loans added approximately 182 basis points to the net interest margin for the six months ended June 30, 2013. Of the 182 basis points, 126 basis points related to the accretion of the disposition of loans acquired above the discounted carrying value. This compares to accretion of loan discount of $8.3 million during the six months ended June 30, 2012, which added approximately 127 basis points to the June 30, 2012 margin. Within the 127 basis points at June 30, 2012, 56 basis points related to the accretion of the disposition of assets acquired above the discounted carrying value. For the six months ended June 30, 2013, average loans represented 59.31% of total average assets and 70.34% of total average deposits and customer repurchase agreements, compared to average loans of 62.10% of total average assets and average loans of 73.69% to total average deposits and customer repurchase agreements at June 30, 2012. Our cost of funds was approximately 35 basis points lower for the six months ended June 30, 2013, as compared to 2012, primarily as a result of lower rates on transaction accounts and in the renewal of time deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

 Changes in interest earnings for the six months ended June 30, 2013 and 2012:

	June 30, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$3,237	$(162)	$3,399
Investment securities	12	949	(937)
Federal funds sold and securities purchased under resale agreements	(37)	(99)	62

Total interest-earning assets	$3,212	$688	$2,524
Liabilities
Interest-bearing liabilities
NOW accounts	$(4)	$22	$(26)
Money market accounts	(420)	(40)	(380)
Savings accounts	(25)	—	(25)
Certificates of deposit	(573)	(216)	(357)
Fed funds purchased and repurchase agreements	4	4	—
Other borrowings	(6)	(6)	—

Total interest-bearing liabilities	(1,024)	(236)	(788)
Net interest spread	$4,236	$924	$3,312

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense – Six Month Periods Ended June 30, 2013 and June 30, 2012

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $4.6 million for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The decrease was principally a result of an adjustment to the FDIC loss share receivable due to the resolution of assets above their carrying value, a reduction in the gain on the sales of securities and a reduction in gains on the sale of other real estate owned during the six months ended June 30, 2013.

The adjustment to the FDIC indemnification asset during the six months ended June 30, 2013 represented a $8.2 million charge related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $5.6 million for the six months ended June 30, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $477,000 and $509,000 for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the Company had sales of $30.8 million of available for sale securities for a net gain of $732,000 as compared to sales of $102.5 million of available for sale securities for a net gain of $1.7 during the six months ended June 30, 2012.

During the six months ended June 30, 2013, the Bank received proceeds of $5.2 million from the sales of OREO properties with a carrying value of $4.4 million and recorded net gains on the dispositions of $833,000 as compared to sales of $6.6 million in OREO properties with a carrying value of $4.6 million and recorded gains on the dispositions of $2.0 million for the six month period ended June 30, 2012. Net gains related to the resolution of OREO covered under loss sharing agreements was $797,000 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense decreased by $1.0 million, or 3.92%, from $26.3 million for the six months ended June 30, 2012 to $25.3 million for the six months ended June 30, 2013, primarily due to a reduction in merger reorganization expense and loan expense partially offset by an increase in salaries and employee benefits and OREO expense.

The following summarizes the changes in non-interest expense accounts for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	Difference
Salaries and employee benefits	$12,227	$11,946	$281
Occupancy and equipment	3,938	3,965	(27)
Data processing	1,856	1,815	41
Telephone	447	475	(28)
Stationery and supplies	189	263	(74)
Amortization of intangibles	339	325	14
Professional fees	839	818	21
Advertising	135	135	—
Merger reorganization expense	128	1,760	(1,632)
Disposal of banking center	404	—	404
Regulatory assessment	728	745	(17)
OREO expense	1,037	763	274
Loan expense	803	1,249	(446)
Other	2,234	2,078	156
Total non-interest expense	$25,304	$26,337	$(1,033)

Salary and employee benefits increased by approximately $281,000 million to $12.2 million for the six months ended June 30, 2013 as compared to $11.9 million for the six months ended June 30, 2012, primarily due to an increase in incentive compensation related to the increase in loan production period-over-period and an increase in costs associated with employee benefit programs.

Merger reorganization expenses decreased by $1.6 million to $128,000 for the six months ended June 30, 2013 as compared to the six months June 30, 2012 of $1.8 million as a result of the merger and integration of AFI during the six months ended June 30, 2012. The $128,000 of expense for the six months ended June 30, 2013 was primarily the result of the pending merger with Enterprise which was completed on July 1, 2013. Merger reorganization expenses for the six months ended June 30, 2012 include legal and professional, IT integration and conversion, severance and lease termination fees.

OREO expense increased by $274,000 to $1.0 million for the six months ended June 30, 2013, as compared to $763,000 for the six months ended June 30, 2012. The change was due to an increase in write downs on OREO due to changes in estimated fair values during the six months ended June 30, 2013 on properties of $642,000 as compared to $326,000 for the six months ended June 30, 2012.

Loan expenses primarily include the costs associated with the collection of non-loss sharing agreements as well as loss sharing assets. Loan expenses decreased by $446,000 from $1.2 million for the six months ended June 30, 2012 to $803,000 for the six months ended June 30, 2013. The change was primarily due a reduction in impaired and classified loans period-over-period.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the six months ended June 30, 2013, we recorded $2.0 million in provision for loan losses as compared to $4.4 million for the six months ended June 30, 2012. The decrease in the provision for loan losses between the two periods was primarily due to a reduction in impaired and classified loans period-over-period and further stabilization of the values on the underlying collateral on impaired loans. Additionally, during the six month period ended June 30, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.2 million charge-off during the six months ended June 30, 2012 on the $11.4 million loan. Net charge-offs for the six months ended June 30, 2013 were $1.7 million as compared to $7.9 million for the six months ended June 30, 2012.

We recorded income tax expense of $2.0 million for the six months ended June 30, 2013, compared to $847,000 for the six months ended June 30, 2012. The increase is due to higher pretax income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

FINANCIAL CONDITION

At June 30, 2013, our total assets were $1.545 billion and our net loans were $924.7 million or 59.8% of total assets. At December 31, 2012, our total assets were $1.567 billion and our net loans were $903.6 million or 57.7% of total assets. Cash and cash equivalents decreased since December 31, 2012 through the funding of net loan growth and purchases of securities during the six months ended June 30, 2013. Net total loans increased by approximately $21.1 million to $924.7 million at June 30, 2013 due primarily to new loan production and loan advances of $148.7 million offset by payoffs, resolutions, including transfer to OREO, and principal reductions of $127.6 million.

At June 30, 2013, the allowance for loan losses was $10.1 million or 1.08% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans.

Securities available for sale increased by $94.7 million to $354.9 million at June 30, 2013 due to purchases of $174.4 million, offset by sales of $30.8 million and maturities and prepayments of $35.1 million since December 31, 2012.

At June 30, 2013, our total deposits were $1.292 billion, a slight decrease of $10.9 million compared to $1.303 billion at December 31, 2012. Non-interest bearing deposits represented 34.61% of total deposits at June 30, 2013 compared to 32.77% at December 31, 2012.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively. As of June 30, 2013 and December 31, 2012, approximately 84.9% and 83.9%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2013 and December 31, 2012, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 84.9% and 83.9%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of June 30, 2013 and December 31, 2012.

Loan Portfolio as of June 30, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	419	$96,605	10.34%	6.25%
HELOCs and equity	300	51,235	5.48%	3.32%

Commercial:
Secured – non-real estate	659	124,860	13.36%	8.08%
Secured – real estate	89	52,265	5.59%	3.38%
Unsecured	43	7,462	0.80%	0.48%

Commercial Real Estate:
Owner occupied	222	174,492	18.67%	11.29%
Non-owner occupied	272	334,574	35.80%	21.65%
Multi-family	70	37,015	3.96%	2.40%

Construction and Land Development:
Construction	12	16,828	1.80%	1.09%
Improved land	30	17,031	1.82%	1.10%
Unimproved land	20	13,130	1.40%	0.85%

Consumer and other	175	9,137	0.98%	0.59%

Total June 30, 2013	2,311	$934,634	100.00%	60.48%
50

Loan Portfolio as of December 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	461	$109,562	12.00%	6.99%
HELOCs and equity	315	56,355	6.17%	3.60%

Commercial:
Secured – non-real estate	669	127,514	13.96%	8.14%
Secured – real estate	86	43,613	4.78%	2.78%
Unsecured	43	8,371	0.92%	0.53%

Commercial Real Estate:
Owner occupied	233	187,007	20.48%	11.94%
Non-owner occupied	268	290,858	31.85%	18.56%
Multi-family	71	36,709	4.02%	2.34%

Construction and Land Development:
Construction	6	3,481	0.38%	0.22%
Improved land	34	20,117	2.20%	1.28%
Unimproved land	25	18,291	2.00%	1.17%

Consumer and other	196	11,290	1.24%	0.72%

Total December 31, 2012	2,407	$913,168	100.00%	58.27%

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$2,982	0.32%	$2,721	0.30%
Residential spec	—	—%	—	—%
Commercial	13,846	1.48%	760	0.08%
Commercial spec	—	—%	—	—%
Land Development
Residential	4,729	0.51%	4,798	0.53%
Residential spec	5,490	0.58%	11,829	1.28%
Commercial	7,495	0.80%	8,538	0.93%
Commercial spec	12,447	1.33%	13,243	1.45%
Total	$46,989	5.02%	$41,889	4.57%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2013 and December 31, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial distress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of June 30, 2013, and December 31, 2012, which are performing in accordance with their modification agreements.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Residential real estate	$598	$605
Commercial real estate	15,498	17,315
Construction and land development	145	2,654
Commercial	3,234	3,699
Total	$19,475	$24,273

The decrease of $4.8 million in performing restructured loans to $19.5 million at June 30, 2013 from $24.3 million at December 31, 2012 was due to new performing modifications of approximately $1.1 million offset by approximately $3.0 million in loans that defaulted under the terms of their modification agreement and were included in nonaccrual at December 31, 2012. In addition, there were approximately $2.9 million in repayments and resolutions of modified loans.

At June 30, 2013, there were 14 loans that were troubled debt restructured loans with a carrying amount of $6.8 million and specific reserves of $589,000 that were non-accrual and included in non-accrual loans. At December 31, 2012, there were 12 loans which were troubled debt restructured loans with a carrying amount of $5.7 million and specific reserves of $66,000 that were non-accrual and included in non-accrual loans. The increase in non-accrual troubled debt restructured loans from December 31 is due to the inclusion of three new loans as non-accrual of $1.2 million offset by payments of $120,000. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.42% and 4.76% at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, we had $21.7 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2012, we had approximately $11.8 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended June 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) were approximately $273,000 and $244,000, respectively. During the six months ended June 30, 2013 and 2012, interest income not recognized on non-accrual loans were approximately $524,000 and $758,000, respectively.

Our non-performing and troubled debt restructuring assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$53	$3,184	$3,237	$2,019	$4,085	$6,104
Home equity lines	706	99	805	796	103	899
Commercial real estate	4,746	6,353	11,099	3,430	6,393	9,823
Construction and land development	3,754	285	4,039	3,440	288	3,728
Commercial	1,951	459	2,410	185	539	724
Other	29	—	29	29	—	29
Total	$11,239	$10,380	$21,619	$9,899	$11,408	$21,307

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	1,457	—	1,457
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	620	32	652
Other	—	—	—	—	—	—
Total	$—	$—	$—	$2,077	$32	$2,109

Total non-accruing loans	$11,239	$10,380	$21,619	$9,899	$11,408	$21,307
Accruing => 90 days past due	—	—	—	2,077	32	2,109
Foreclosed real estate	7,586	10,518	18,104	6,354	13,175	19,529
Total non-performing assets	18,825	20,898	39,723	18,330	24,615	42,945
Trouble debt restructured loans	17,956	1,519	19,475	23,844	429	24,273
Total non-performing assets and troubled debt restructured loans	$36,781	$22,417	$59,198	$42,174	$25,044	$67,218

Ratios
Total non-accruing and accruing => 90 days past due to total loans	1.20%	1.11%	2.31%	1.31%	1.25%	2.56%
Total non-performing assets to total assets	1.22%	1.35%	2.57%	1.17%	1.57%	2.74%
Total non-performing assets and troubled debt restructured loans to total assets	2.38%	1.45%	3.83%	2.69%	1.60%	4.29%

Included in non-accrual loans are purchase credit impaired loans of $4.4 million for which cash flows could not be reasonably estimated with $3.7 million of these loans subject to Loss Share Agreements. Of the non-performing assets and performing troubled debt restructured loans at June 30, 2013, $20.9 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the loss share agreements as compared to $25.0 million at December 31, 2012.

At June 30, 2013, we had approximately $1.5 million of other real estate owned and non-accrual loans approved for sale and pending closing during the third quarter 2013 for which no additional losses are expected.

Since December 31, 2012, for non-performing assets not subject to Loss Share Agreements, we had approximately $58,000 in non-accrual loans which were charged off, $1.5 million were paid off or principal payments were applied, $2.1 million were transferred to OREO, approximately $5.0 million were added to non-accrual and no loans were returned to accrual status during the six months ended June 30, 2012.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at June 30, 2013 and December 31, 2012, were as follows:

June 30, 2013

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$—	$—	$—	$171	$3,283	$759	$3,283	$930
Commercial	—	161	—	513	459	1,951	459	2,625
Commercial Real Estate	—	1,737	249	—	6,353	4,746	6,602	6,483
Construction and Land Development	—	—	—	—	285	3,754	285	3,754
Consumer and other	—	—	—	—	—	29	—	29
Total June 30, 2013	$—	$1,898	$249	$684	$10,380	$11,239	$10,629	$13,821

December 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,013	$292	$1,207	$—	$4,188	$2,815	$6,408	$3,107
Commercial	—	200	—	94	571	805	571	1,099
Commercial Real Estate	581	1,873	—	1,707	6,393	4,887	6,974	8,467
Construction and Land Development	—	2,767	—	—	288	3,440	288	6,207
Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

Past due loans subject to Loss Share Agreements decreased by $3.6 million from $14.2 million at December 31, 2012 to $10.6 million at June 30, 2013. Past due loans not subject to Loss Share Agreements decreased by $5.2 million from $19.0 million at December 31, 2012 to $13.8 million at June 30, 2013. The change in past due loans covered under Loss Share Agreements was due to decrease in accruing loans which were past due less than 90 days by $2.6 million as the Company continues to work towards resolutions of these assets. A decrease in the same category was also noted for loans not covered under Loss Share Agreements which declined by $4.5 million during the six months ended June 30, 2013 and decreases of $1.8 million were also noted for loans non-accrual loans past due greater than 90 days as the Company continues to work to resolve these credits.

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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. The Company had $20.0 million of loans evaluated under ASC 310-30 which were on nonaccrual and past due greater than 90 days in accordance with their loan documents but were performing in accordance with their estimated cash flows. These loans are excluded from the past due categories.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as June 30, 2013 and December 31, 2012.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
June 30, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,071	$305	$640	$202	$896	$607
Commercial	401	71	2,547	1,392	—	2,289
Commercial Real Estate	3,346	442	5,787	384	1,323	12,806
Construction and Land Development	—	—	529	276	—	3,370
Consumer and other	—	—	—	—	—	—
Total June 30, 2013	$4,818	$818	$9,503	$2,254	$2,219	$19,072

	Recorded Investment in Impaired Loans
December 31, 2012	With Allowance				With No Allowance
	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,454	$395	$549	$79	$1,065	$2,757
Commercial	473	122	1,453	388	—	2,242
Commercial Real Estate	3,880	506	7,220	622	648	12,258
Construction and Land Development	—	—	2,654	1,002	—	3,440
Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$5,807	$1,023	$11,876	$2,091	$1,713	$20,697
55

Overall impaired loans decreased by $4.5 million from $40.1 million at December 31, 2012 to $35.6 million at June 30, 2013. Impaired loans subject to loss share agreements decreased by $483,000. Impaired loans not subject to loss share agreements decreased by $4.0 million from December 31, 2012 to June 30, 2013 primarily due to resolution, including sales, payoffs and transfer to other real estate owned.

Allowance for Loan Losses

At June 30, 2013, the allowance for loan losses was $10.1 million or 1.08% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. At December 31, 2012, we had $11.9 million of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $2.1 million, as compared to $9.5 million of impaired loans not covered by Loss Share Agreements with an allocated allowance of $2.3 million at June 30, 2013. Charge-offs for the six months ended June 30, 2013 were $1.7 million of which $1.2 million was provided for as of December 31, 2012. In addition, overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $22.2 million (or 33.45%) from December 31, 2012 to June 30, 2013 which had a positive impact on the general allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 7 and 11 basis points of the allowance for loan losses as of both June 30, 2013 and December 31, 2012, respectively.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and generally classified as impaired.

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

The following is a summary of our loan classifications at June 30, 2013 and December 31, 2012:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
June 30, 2013
Residential Real Estate	$147,840	$73,356	$1,220	$3,283	$60,078	$3,140	$6,763
Commercial	184,587	32,027	349	459	143,564	3,222	4,966
Commercial Real Estate	546,081	167,918	8,694	6,353	344,543	4,613	13,960
Construction and Land Development:	46,989	7,535	—	285	32,303	2,694	4,172
Consumer and other	9,137	7	—	—	8,466	532	132
Total June 30, 2013	$934,634	$280,843	$10,263	$10,380	$588,954	$14,201	$29,993

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate	$165,917	$80,215	$2,578	$4,188	$65,484	$7,927	$5,525
Commercial	179,498	32,080	405	540	135,488	6,516	4,469
Commercial Real Estate	514,574	182,009	10,264	6,393	284,184	17,563	14,161
Construction and Land Development:	41,889	7,921	—	505	23,944	3,138	6,381
Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

All non-accrual loans are included in substandard loans. Loans classified as troubled debt restructured loans, which are performing under the terms of their modification agreements, are credit graded based on the individual qualities and payment performance of the loan under the terms of the modification agreement. At June 30, 2013 and December 31, 2012, loans which were classified as troubled debt restructured loans which were performing under the terms of their modification agreements and were credit graded as substandard were $7.3 million and $11.9 million, respectively.

Substandard loans totaled $40.4 million at June 30, 2013 (of which $10.4 million were subject to the Loss Share Agreements) and $42.3 million at December 31, 2012 (of which $11.6 million were subject to the Loss Share Agreements). The decrease of $1.9 million since December 31, 2012 was primarily due to the resolution of loans not covered under Loss Share Agreements of $686,000 through sale, payoffs, charge-offs or foreclosure and transfer to other real estate owned during the period offset by the inclusion of one new relationship as substandard during the quarter ending June 30, 2013. There was a decrease of $1.2 million in the total substandard loans covered under Loss Share Agreements period-over-period. We regularly evaluate classifications of loans and recommend either upgrades or downgrades as events or circumstances warrant. In addition, at June 30, 2013, we had $35.6 million (or 3.8% of total loans) of loans classified as impaired. This compares to $40.1 million (or 4.4% of total loans) at December 31, 2012. The decrease was primarily due to the net resolution of loans, including sales, payoffs and transfers to other real estate owned during the quarter. At June 30, 2013 and December 31, 2012, the specific credit allocation included in the allowance for loan losses for loans impaired were approximately $3.1 million and $3.1 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals if collateral dependent or anticipated cash flows if not collateral dependent. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At June 30, 2013, we had $24.5 million (2.62% of outstanding loans), which included $10.3 million in loans subject to Loss Share Agreements, which compares to $49.0 million (5.40% of outstanding loans) of which $13.2 million were subject to Loss Share Agreements at December 31, 2012. Special mention loans not subject to Loss Share Agreements were $14.2 million at June 30, 2013, a decrease of $21.5 million from December 31, 2012. The decrease is attributable to resolution of loans, including sales, payoffs and downgrades to substandard as well as ongoing reviews and upgrading of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses. Improvement in the underlying loan qualities can also provide for an upgrading of a loan to a watch category.

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

During the three and six months ended June 30, 2013, we recorded $1.3 million and $2.0 million, respectively, in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans and a leveling of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended June 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523
Provisions for loan losses	82	362	665	202	(11)	1,300
Loans charged off	—	(54)	(739)	—	—	(793)
Recoveries	18	—	2	2	11	33
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063
58

Activity in the allowance for loan losses for the three months ended June 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2012	$4,593	$1,833	$3,601	$2,270	$69	$12,366
Provisions for loan losses	3,335	(66)	452	(590)	(31)	3,100
Loans charged off	(5,151)	(357)	(682)	—	—	(6,190)
Recoveries	9	2	69	—	—	80
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

 Activity in the allowance for loan losses for the six months ended June 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	850	480	947	(332)	5	1,950
Loans charged off	—	(106)	(798)	(898)	(16)	(1,818)
Recoveries	34	1	4	93	11	143
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

Activity in the allowance for loan losses for the six months ended June 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,827	(6)	411	(751)	(81)	4,400
Loans charged off	(5,182)	(641)	(2,379)	—	—	(8,202)
Recoveries	30	114	106	22	50	322
Ending Balance, June 30, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356

The decrease in the overall allowance for construction and land development loans from $1.7 million at June 30, 2012 to $608,000 at June 30, 2013 primarily related to the improvement in historical loss factors over the previous period and the resolution and charge-off of one impaired construction and land development loan during the quarter ended March 31, 2013, which was specifically provided for at December 31, 2012. In addition, the overall balance in loans held as construction and land development decreased from June 30, 2012 to June 30, 2013 by $8.8 million which was primarily driven by resolutions and payments during the year.

The increase in the allowance related to commercial loans from $2.8 million for the quarter ended June 30, 2012 to $3.6 million of the quarter ended June 30, 2013 was due to the movement of loans from the general to specific portions of the allowance calculation which resulted in an increase in specific reserves on loans individually evaluated for impairment. The overall general loss factors associated with this category have remained relatively constant throughout the period and include the impact of an $11.4 million commercial charge-off which was incurred during the second quarter of 2012.

The increase in the allowance for loan losses related to residential real estate loans from $1.4 million at June 30, 2012 to $2.2 million at June 30, 2013 was due to the downgrade of acquired loans covered under Loss Sharing Agreements with specific reserves and the increase in the qualitative factor on the HELOC portion of this category period-over-period. Qualitative factors are periodically evaluated by the Company and adjusted for internal and external environmental factors.

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of June 30, 2013 and December 31, 2012:

As of June 30, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,463	$507	$826	$276	$—	$3,072
Purchase credit impaired loans	368	181	334	—	—	883
Total specific reserves	1,831	688	1,160	276	—	3,955
General reserves	1,788	1,556	2,391	332	41	6,108
Total	$3,619	$2,244	$3,551	$608	$41	$10,063
Total Loans	$184,587	$147,840	$546,081	$46,989	$9,137	$934,634
Allowance as percent of loans per category as of June 30, 2013	1.96%	1.52%	0.65%	1.29%	0.45%	1.08%

As of December 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Total Loans	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168
Allowance as percent of loans per category as of December 31, 2012	1.52%	1.13%	0.66%	4.17%	0.36%	1.07%

The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.74% at June 30, 2013 as compared to 0.72% at December 31, 2012. The 2 basis point increase in this general reserve ratio as compared to December 31, 2012 was primarily a result of an increase in loans included in this category by $36.1 million since December 31, 2013 coupled with a decrease of 50.0% ($24.5 million) in special mention loans from December 31, 2012 to June 30, 2013 which have a higher allocation of general reserve.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At June 30, 2013, we had $18.1 million of OREO property, of which $9.6 million was a result of the Old Harbor acquisition, $526,000 was a result of the TBOM acquisition and $419,000 as a result of the Republic acquisition and all are covered by their respective Loss Share Agreements. At December 31, 2012, we had $19.5 million of OREO property, of which $13.2 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective Loss Share Agreements.

The following is a summary of other real estate owned as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$5,215	$8,651	$13,866	$5,708	$10,372	$16,080
Residential real estate	2,371	1,867	4,238	646	2,803	3,449
Total	$7,586	$10,518	$18,104	$6,354	$13,175	$19,529

At June 30, 2013, we had $805,000 of OREO under contract for sale, all of which is covered by Loss Share Agreements.

Investment Securities

We manage our securities available for sale portfolio, which represented 22.91% of our average earning asset base for the six months ended June 30, 2013, as compared to 16.39% at year ended December 31, 2012, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes municipal securities, residential mortgage-backed securities, and government agency collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. During the six months ended June 30, 2013, the Company utilized excess liquidity to purchase $174.4 million in agency investment securities.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Share Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the six months ended June 30, 2013, the Company received cash of $3.7 million from the FDIC, recorded an adjustment of $8.2 million related to the changes in estimated cash flows of covered assets which were partially offset by the recorded discount accretion of $477,000.

Deposits

Total deposits decreased by $10.9 million from December 31, 2012 to total deposits of $1.292 billion at June 30, 2013, due to normal customer activity. At June 30, 2013, non-interest bearing deposits represented approximately 35% of deposits compared to 33% at December 31, 2012. The Bank had no brokered deposits at June 30, 2013. However, the Bank does participate in the CDARS program (reciprocal) with balances of $31.5 million at June 30, 2013.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2013, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 20.01%, a Tier 1 risk-based capital ratio of 18.89%, and a Tier 1 leverage ratio of 11.26%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. On July 2, 2013, the Federal banking regulatory authorities announced a new capital framework that we will need to comply with by January 1, 2015. We are evaluating the impact of these changes to regulatory capital.

The following represents Bancorp’s and 1st’s regulatory capital ratios as of June 30, 2013 and December 31, 2012:

	Actual		Minimum for Well Capitalized		Minimum Capital Adequacy
	Amount	%	Amount	%	Amount	%
As of June 30, 2013
Total Capital to risk-weighted assets
Consolidated	$179,388	20.01%	$89,651	10.00%	$71,721	8.00%
1st United	160,610	17.98%	89,339	10.00%	71,471	8.00%
Tier I capital to risk-weighted assets
Consolidated	169,325	18.89%	53,790	6.00%	35,860	4.00%
1st United	150,547	16.85%	53,603	6.00%	35,736	4.00%
Tier I capital to total average assets
Consolidated	169,325	11.26%	75,157	5.00%	60,126	4.00%
1st United	150,547	10.04%	74,994	5.00%	59,995	4.00%

As of December 31, 2012
Total Capital to risk-weighted assets
Consolidated	$180,143	22.43%	$80,301	10.00%	$64,241	8.00%
1st United	161,884	20.27%	79,854	10.00%	63,883	8.00%
Tier I capital to risk-weighted assets
Consolidated	170,355	21.21%	48,180	6.00%	32,120	4.00%
1st United	152,280	19.07%	47,912	6.00%	31,942	4.00%
Tier I capital to total average assets
Consolidated	170,355	11.44%	74,483	5.00%	59,586	4.00%
1st United	152,280	10.25%	74,252	5.00%	59,402	4.00%

Bancorp has an effective shelf registration statement which may be drawn on from time to time if additional capital is required.

The Company paid a special dividend of $0.10 per common share or $3.4 million to holders of record during the year ended December 31, 2012. The Company paid the first quarterly cash dividend of $0.01 per share on May 8, 2013 to shareholders of record as of the close of business on May 2, 2013.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At June 30, 2013, we had approximately $434.0 million in cash and cash equivalents and securities, of which $33.3 million of securities, at fair value, were pledged.

At June 30, 2013, we had no short-term or long-term borrowings. At June 30, 2013, we had commitments to originate loans totaling $59.2 million and commitments of $84.3 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2013 total $224.8 million and loans maturing in the next twelve months total approximately $224.9 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2013, we had short-term lines available from correspondent banks totaling $66.0 million, Federal Reserve Bank discount window availability of $58.4 million, and borrowing capacity from the Federal Home Loan Bank of $32.5 million based on collateral pledged, for a total credit available of $156.9 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $353.0 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2013, we had $59.2 million in commitments to originate loans, $84.3 million in unused lines of credit and $6.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

	As of June 30, 2013
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	3.04%	(17.33)%
Up 200 basis points	1.78%	(12.27)%
Up 100 basis points	0.47%	(6.79)%
Base
Down 100 basis points	(2.22)%	0.78%
Down 200 basis points	(6.63)%	7.43%
Down 300 basis points	(10.87)%	18.29%
65

We had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.75%.

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

ITEM 5.      OTHER INFORMATION

On July 23, 2013, we announced via press release our financial results for the three and six month periods ended June 30, 2013. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information in the immediate previous paragraph including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

On July 23, 2013, we amended the employment agreements (the “Amended Agreements”) with Warren S. Orlando, the Registrant’s Chairman, Rudy E. Schupp, the Registrant’s Chief Executive Officer, and John Marino, the Registrant’s President (each an “Executive” and collectively, the “Executives”). The Amended Agreements replace Exhibit C, which contains the formula for calculating the equity award program (the “Program”). The Program now includes a performance metric that measures the 3 year relative total shareholder return to a benchmark group.

The foregoing summary of the Amended Agreements is not complete and is qualified in its entirety by reference to the full text of the Amended Agreements, copies of which are included herein as Exhibits 10.1, 10.2, and 10.3 and are each incorporated herein by reference.

ITEM 6.      EXHIBITS

(a)        The following exhibits are included herein:

Exhibit No.	Name

10.1	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of July 23, 2013.

10.2	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of July 23, 2013.

10.3	Amendment No. 1 to the Third Amended and Restated Employment Agreement with John Marino, dated as of July 23, 2013.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated July 23, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: July 23, 2013	By: /s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)
68

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of July 23, 2013.

10.2	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of July 23, 2013.

10.3	Amendment No. 1 to the Third Amended and Restated Employment Agreement with John Marino, dated as of July 23, 2013.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated July 23, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
69