Form 10-Q
period 2013-09-30
1st United Bancorp, Inc.
filed 2013-10-21
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2013
Common stock, $.01 par value	34,288,841

1st UNITED BANCORP, INC.
September 30, 2013
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

ITEM 1. FINANCIAL STATEMENTS

1ST UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$67,089	$206,871
Federal funds sold	199	246
Cash and cash equivalents	67,288	207,117
Securities available for sale	341,879	260,122
Loans held for sale	—	524
Loans, net of allowance of $9,907 and $9,788 at September 30, 2013 and December 31, 2012	1,112,123	903,600
Nonmarketable equity securities	11,016	8,625
Premises and equipment, net	17,255	17,780
Other real estate owned	16,452	19,529
Company-owned life insurance	24,543	21,092
FDIC loss share receivable	31,271	46,735
Goodwill	64,228	58,499
Core deposit intangible	4,008	3,268
Accrued interest receivable and other assets	25,858	19,888
Total assets	$1,715,921	$1,566,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$467,666	$426,968
Interest bearing	931,574	876,054
Total deposits	1,399,240	1,303,022
Federal funds purchased and repurchase agreements	12,213	19,855
Federal Home Loan Bank Advances	60,021	—
Accrued interest payable and other liabilities	10,763	7,212
Total liabilities	1,482,237	1,330,089
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,288,841 and 34,070,270 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	343	341
Additional paid-in capital	239,227	238,089
Accumulated deficit	(416)	(3,998)
Accumulated other comprehensive income (loss)	(5,470)	2,258
Total shareholders’ equity	233,684	236,690
Total liabilities and shareholders’ equity	$1,715,921	$1,566,779

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$17,353	$17,933	$52,266	$49,608
Securities available for sale	2,012	1,032	5,028	4,036
Federal funds sold and other	155	218	492	593

Total interest income	19,520	19,183	57,786	54,237
Interest expense:
Deposits	872	1,274	2,751	4,175
Federal funds purchased and repurchase agreements	3	3	12	9
Federal Home Loan Bank and Federal Reserve Bank borrowings	45	—	45	7

Total interest expense	920	1,277	2,808	4,191

Net interest income	18,600	17,906	54,978	50,046
Provision for loan losses	745	1,050	2,695	5,450

Net interest income after provision for loan losses	17,855	16,856	52,283	44,596
Non-interest income:
Service charges and fees on deposit accounts	870	883	2,469	2,594
Net gains on sales of other real estate owned	179	1,020	1,012	2,974
Net gains on sales of securities	93	—	824	1,673
Net gains on sales of loans held for sale	1	15	58	81
Increase in cash surrender value of Company owned life insurance	158	155	452	343
Adjustment to FDIC loss share receivable	(2,835)	(4,150)	(10,576)	(9,268)
Other	223	208	743	605
Total non-interest income	(1,311)	(1,869)	(5,018)	(998)

Non-interest expense:
Salaries and employee benefits	6,601	6,157	18,828	18,104
Occupancy and equipment	2,175	2,057	6,113	6,022
Data processing	1,039	974	2,895	2,790
Telephone	223	244	670	719
Stationery and supplies	96	123	286	386
Amortization of intangibles	205	181	544	506
Professional fees	434	359	1,273	1,177
Advertising	65	67	200	201
Merger reorganization expense	1,618	24	1,745	1,784
Disposal of banking center	228	—	632	—
Regulatory assessment	453	382	1,181	1,127
Other real estate owned expense	456	206	1,492	968
Loan expense	419	548	1,221	1,797
Other	1,165	1,131	3,402	3,209
Total non-interest expense	15,177	12,453	40,482	38,790

Income before taxes	1,367	2,534	6,783	4,808
Income tax expense	487	960	2,516	1,807
Net income	$880	$1,574	$4,267	$3,001

Basic earnings per common share	$0.03	$0.05	$0.13	$0.09
Diluted earnings per common share	$0.03	$0.05	$0.13	$0.09

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$880	$1,574	$4,267	$3,001
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	325	1,944	(11,566)	3,235
Reclassification adjustment for security gains included in net income(1)	(93)	—	(824)	(1,673)
Income tax benefit (expense)	(87)	(731)	4,662	(585)
Other comprehensive income (loss)	(145)	1,213	(7,728)	977
Comprehensive income (loss)	$1,025	$2,787	$(3,461)	$3,978

(1)	Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2013 and 2012 was $35 and $0, respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2013 and 2012 was $310 and $630, respectively.

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2012	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Net income	—	—	—	3,001	—	3,001
Other comprehensive income (loss)	—	—	—	—	977	977
Stock-based compensation expense	—	—	930	—	—	930
Restricted stock grants	360,884	3	(3)	—	—	—
Issuance of common stock, net of costs of $61	3,140,354	31	19,034	—	—	19,065
Balance at September 30, 2012	34,070,270	$341	$237,761	$(2,318)	$3,540	$239,324

Balance at January 1, 2013	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	4,267	—	4,267
Other comprehensive income (loss)	—	—	—	—	(7,728)	(7,728)
Stock-based compensation expense	—	—	1,129	—	—	1,129
Dividends paid ($0.01 per share)	—	—	—	(685)	—	(685)
Exercise of stock options	1,785	—	11	—	—	11
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at September 30, 2013	34,288,841	$343	$239,227	$(416)	$(5,470)	$233,684

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	2013	2012
Cash flows from operating activities
Net income	$4,267	$3,001
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,695	5,450
Depreciation and amortization	2,798	2,485
Net accretion of purchase accounting adjustments	(16,137)	(13,775)
Net amortization of securities	2,738	1,806
Adjustment to FDIC receivable	10,576	9,268
Increase in cash surrender value of company-owned life insurance	(452)	(343)
Stock-based compensation expense	1,129	930
Net gains on sales of securities	(824)	(1,673)
Net gains on other real estate owned	(1,012)	(2,974)
Net loss on premises and equipment	17	5
Net gain on sale of loans held for sale	(58)	(81)
Write-down of other real estate owned	785	340
Disposal of branch	632	—
Loans originated for sale	(3,107)	(4,905)
Proceeds from sale of loans held for sale	3,689	4,504
Net change in:
Deferred loan fees	44	6
Accrued interest receivable and other assets	(984)	2,766
Accrued interest payable and other liabilities	1,868	(5,600)
Net cash provided by operating activities	8,664	1,210
Cash flows from investing activities
Proceeds from sales of securities	33,705	102,521
Proceeds from security maturities calls and prepayments	48,626	53,843
Purchases of securities	(174,421)	(138,803)
Loan originations and payments, net	(41,340)	60,399
Cash received from FDIC loss sharing agreements	4,888	11,735
Redemption (purchase) of nonmarketable equity securities, net	(536)	3,078
Purchase of Company owned life insurance	(3,000)	(15,500)
Proceeds from the sale of other real estate owned	8,286	23,208
Net cash received (paid) in connection with merger	39,861	(11,211)
Additions to premises and equipment, net	(701)	(1,609)
Net cash provided by (used in) investing activities	(84,632)	87,661
Cash flows from financing activities
Net change in deposits	(80,545)	(53,228)
Net change in federal funds purchased and repurchase agreements	(7,642)	1,330
Net change in Federal Home Loan Bank advance	25,000	(5,000)
Proceeds from exercise of stock options	11	—
Dividends paid	(685)	—
Net cash provided by (used in) financing activities	(63,861)	(56,898)

Net change in cash and cash equivalents	(139,829)	31,973
Beginning cash and cash equivalents	207,117	165,424
Ending cash and cash equivalents	$67,288	$197,397

Supplemental cash flow information:
Interest paid	$2,862	$4,235
Taxes paid	2,910	357
Transfer of loans to other real estate owned	4,982	24,353

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its five offices in Palm Beach County; four offices in Broward County; four offices in Miami-Dade County; one office each in the cities of Vero Beach, Sebastian and Barefoot Bay; four offices in Pinellas County; and one office each in Orange and Hillsborough counties. 1st United’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, and commercial and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from the cash flow supporting the operations of businesses.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At September 30, 2013, EEL held $2,397 in performing loans.

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

Stock options to acquire 1,279,271 and 2,590,790 shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2013 and 2012, respectively, because consideration of those instruments would be antidilutive. Stock options to acquire 1,263,160 and 3,990,788 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, because consideration of those instruments would be antidilutive.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 8 and 11 basis points of the allowance for loan losses at September 30, 2013 and December 31, 2012, respectively.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS

Enterprise Bancorp

On July 1, 2013, the Company completed its acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. In accordance with the Merger Agreement, the Company acquired EBI through the merger of a wholly-owned subsidiary of the Company with and into EBI and 1st United Bank acquired Enterprise Bank through the merger of Enterprise Bank with and into 1st United Bank (collectively, the “Merger”).

Pursuant to the terms of the Merger Agreement, each share of EBI common stock issued and outstanding was converted into the right to receive consideration based on EBI’s total consolidated assets and the EBI Tangible Book Value (as defined in the Merger Agreement) as of June 30, 2013. The total value of the consideration paid to EBI shareholders was approximately $45,565, which consisted of approximately $5,115 in cash(less the $400 holdback described below), $22,138 in loans (including all nonperforming loans), other real estate, and repossessed assets of Enterprise and $18,312 in impaired and below investment grade securities and other investments of Enterprise. Each holder of a share of EBI common stock was entitled to consideration from the Company equal to approximately $6.05 per share (less their per share pro rata portion of the $400 holdback described below). The total consideration paid to all EBI shareholders in connection with the Merger was subject to a holdback amount of $400 to defray potential damages and related expenses incurred to defend or settle certain litigation. The Company does not anticipate the litigation and related costs will exceed the $400. The Company recorded goodwill associated with the transaction of approximately $5,729 which is not deductible for tax purposes. The Company acquired a net deferred tax liability of $23 and recorded a deferred tax asset in other assets as a result of purchase accounting adjustments.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities, and deposits with the assistance of third party valuations. The valuation of FHLB advances was based on current rates for similar borrowings. The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

The acquisition of EBI is consistent with the Company’s plans to continue to enhance its market area and competitive position within the state of Florida. This acquisition expands the Company’s existing presence in the Northern Palm Beach County marketplace and adds one new banking center. The Company believes it is well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these contributed to the resulting goodwill in the transaction. The fair value of assets acquired and liabilities assumed on July 1, 2013 were as follows:

July 1, 2013
Cash	$44,576
Securities available for sale	3,972
Federal Home Loan Bank stock	1,855
Loans	159,168
Core deposit intangible	1,283
Fixed assets	421
Other assets	1,039
TOTAL ASSETS ACQUIRED	$212,314

Deposits	$177,160
Federal Home Loan Advances	35,025
Other	1,143
TOTAL LIABILITIES ASSUMED	$213,328

Excess of liabilities assumed over assets acquired	$1,014
Cash paid	4,715
Goodwill	$5,729

The following summarizes the net interest and other income, net income and earnings per share as if the merger with EBI was effective as of January 1, 2012, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended September 30,		Nine months ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net interest and non-interest income	$17,289	$21,050	$55,187	$65,155

Net income	880	2,980	3,643	5,819

Basic earnings per share	0.03	0.09	0.11	0.20

Diluted earnings per share	0.03	0.09	0.11	0.20

(1)	The merger was effective July 1, 2013. There were no proforma adjustments subsequent to July 1, 2013.

Anderen Bank

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

The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of January 1, 2012, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended September 30,		Nine months ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Net interest and non-interest income	$17,289	$16,037	$49,960	$51,694

Net income	880	1,574	4,627	3,119

Basic earnings per share	0.03	0.05	0.13	0.09

Diluted earnings per share	0.03	0.05	0.13	0.09

(1)	The merger was effective April 1, 2012. There were no proforma adjustments subsequent to April 1, 2012.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Treasury	$936	$3	$—	$939
Municipal Securities	6,367	—	(743)	5,624
Residential collateralized mortgage obligations	1,202	—	(15)	1,187
Residential mortgage-backed	342,144	1,018	(9,033)	334,129
	$350,649	$1,021	$(9,791)	$341,879
December 31, 2012
Municipal Securities	$500	$—	$(31)	$469
Residential collateralized mortgage obligations	3,793	—	(34)	3,759
Residential mortgage-backed	252,208	3,831	(145)	255,894
	$256,501	$3,831	$(210)	$260,122

At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at September 30, 2013 and December 31, 2012 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	936	939
Due after ten years	6,367	5,624
Residential mortgage-backed and residential collateralized mortgage obligations	343,346	335,316
	$350,649	$341,879

Securities as of September 30, 2013 and December 31, 2012 with a fair value of $31,553 and $28,891, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from sale	$2,950	$—	$33,705	$102,521
Gross gain	125	—	856	1,673
Gross (loss)	(32)	—	(32)	—
Net gains (losses) on sales of securities	$93	$—	$824	$1,673

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Gross unrealized losses at September 30, 2013 and December 31, 2012, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Municipal Securities	5,624	(743)	—	—	5,624	(743)
Residential collateral mortgage obligations	852	(8)	19	(7)	871	(15)
Residential mortgage-backed	269,928	(9,033)	336	—	270,264	(9,033)
	$276,404	$(9,784)	$355	$(7)	$276,759	$(9,791)
December 31, 2012
Municipal Securities	$469	$(31)	$—	$—	$469	$(31)
Residential collateral mortgage obligations	3,759	(34)	—	—	3,759	(34)
Residential mortgage-backed	35,838	(145)	14	—	35,852	(145)
	$40,066	$(210)	$14	$—	$40,080	$(210)

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

At September 30, 2013, there were 79 available for sale securities with unrealized losses, of which 8 were municipal securities, 3 were residential collateral mortgage obligations, and 68 were residential mortgage-backed securities. At December 31, 2012, there were 15 available for sale securities with unrealized losses, of which one was a municipal security, three were residential collateral mortgage obligations, and 11 were residential mortgage-backed securities. At September 30, 2013 and December 31, 2012, securities with unrealized losses had declined in fair value by 3.54% and 0.52%, respectively, from the Company’s amortized cost basis. The decrease in fair value is attributable to changes in the interest rate environment. Based on the Company’s assessment, the unrealized losses at September 30, 2013 and December 31, 2012 were deemed to be temporary.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS

Loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$30,452	$169,729	$200,181	$33,025	$146,473	$179,498
Real estate:
Residential	73,387	98,770	172,157	86,981	78,936	165,917
Commercial	157,701	531,210	688,911	198,666	315,908	514,574
Construction and land development	7,651	43,349	51,000	8,426	33,463	41,889
Consumer and other	4	9,601	9,605	11	11,279	11,290
	$269,195	$852,659	1,121,854	$327,109	$586,059	913,168

Add (deduct):
Unearned income and net deferred loan (fees) costs			176			220
Allowance for loan losses			(9,907)			(9,788)
			$1,112,123			$903,600

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development, and consumer and other. The Company’s business activity is concentrated with customers located in Palm Beach, Broward, Miami-Dade, Pinellas, Orange and Hillsborough counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2013 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063
Provisions for loan losses	258	(23)	544	(34)	—	745
Loans charged off	(514)	(90)	(322)	—	—	(926)
Recoveries	13	1	9	2	—	25
Ending Balance, September 30, 2013	$3,376	$2,132	$3,782	$576	$41	$9,907

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	1,107	458	1,492	(366)	4	2,695
Loans charged off	(514)	(196)	(1,120)	(898)	(16)	(2,744)
Recoveries	48	1	12	95	12	168
Ending Balance, September 30, 2013	$3,376	$2,132	$3,782	$576	$41	$9,907

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Provisions for loan losses	113	510	655	(238)	10	1,050
Loans charged off	(239)	(351)	(526)	—	—	(1,116)
Recoveries	4	61	1	2	—	68
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,940	504	1,065	(988)	(71)	5,450
Loans charged off	(5,421)	(992)	(2,905)	—	—	(9,318)
Recoveries	34	175	108	23	50	390
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Allowance for Loan Losses Allocation

As of September 30, 2013:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,168	$502	$777	$275	$—	$2,722
Purchase credit impaired loans	466	157	357	—	—	980
Total specific reserves	1,634	659	1,134	275	—	3,702
General reserves	1,742	1,473	2,648	301	41	6,205
Total	$3,376	$2,132	$3,782	$576	$41	$9,907
Loans individually evaluated for impairment	$6,433	$3,598	$22,871	$3,860	$—	$36,762
Purchase credit impaired loans	9,000	17,044	41,584	4,116	26	71,770
Loans collectively evaluated for impairment	184,748	151,515	624,456	43,024	9,579	1,013,322
Total	$200,181	$172,157	$688,911	$51,000	$9,605	$1,121,854

As of December 31, 2012:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total Specific Reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Loans individually evaluated for impairment	$4,168	$5,825	$24,006	$6,094	$—	$40,093
Purchase credit impaired loans	8,923	18,363	52,276	4,221	30	83,813
Loans collectively evaluated for impairment	166,407	141,729	438,292	31,574	11,260	789,262
Total	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The following tables present loans individually evaluated for impairment by class of loan as of September 30, 2013 and December 31, 2012, respectively.

	Recorded Investment in Impaired Loans With Allowance
September 30, 2013	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,551	$1,321	$217	$635	$635	$195
HELOCs and equity	39	39	38	53	52	52

Commercial:
Secured – non-real estate	336	336	21	6,456	3,835	1,095
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	2,531	1,977	118	915	915	47
Non-owner occupied	1,394	1,074	313	4,314	4,307	292
Multi-family	—	—	—	323	322	7

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	528	528	275
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	—	—	—

Total September 30, 2013	$5,905	$4,799	$759	$13,224	$10,594	$1,963

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
September 30, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,159	$955	$110	$—
HELOCs and equity	59	—	596	596

Commercial:
Secured – non-real estate	—	—	1346	1,017
Secured – real estate	—	—	1,193	1,193
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	7,959	7,335
Non-owner occupied	1,616	1,393	5,620	5,548
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,653	3,332
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total September 30, 2013	$2,834	$2,348	$24,477	$19,021

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Average of impaired loans and related interest income for three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$2,921	$6	$9	$2,440	$43	$31
HELOC and equity	691	2	2	706	5	5

Commercial:
Secured non real estate	5,403	20	22	4,190	115	112
Secured real estate	1,248	12	12	1,261	36	36
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	10,463	75	71	10,516	241	226
Non-owner occupied	12,338	86	78	11,992	268	260
Multifamily	320	—	—	317	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,872	2	2	3,911	6	6
Unimproved Land	—	—	—	—	—	—

Consumer and Other:	—	—	—	—	—	—

Total	$37,256	$203	$196	$35,333	$714	$676

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2013 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The Company monitors the performance of loans modified on a monthly basis. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. The Company’s policy is to evaluate and potentially return a troubled debt restructured loan from a non-accrual to accrual status upon the receipt of all past due principal and/or interest payments since the date of and in accordance with the terms of the modification agreement and when future payments are reasonable assured. The average yield on the performing loans classified as troubled debt restructurings were 4.37% and 4.76% as of September 30, 2013 and December 31, 2012, respectively. Troubled debt restructuring loans are considered impaired.

During the quarter ended September 30, 2013, the Company modified $90 in commercial loans, $379 in commercial real estate loans and $247 in residential real estate loans. During the nine months ended September 30, 2013, the Company modified $1,409 in commercial real estate loans, $90 in commercial loans and $247 in residential real estate loans. During the quarter ended September 30, 2012, the Company modified $3,275 in commercial real estate loans, $149 in construction and land development loans, $144 in residential real estate loans and $425 in commercial loans. During the nine months ended September 30, 2012, the Company modified $6,691 in commercial real estate loans, $149 in construction and land development loans, $144 in residential real estate loans and $718 in commercial loans. All troubled debt restructurings are classified as either special mention or substandard by the Company.

The following is a summary of the Company’s performing troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively, all of which were performing in accordance with the restructured terms:

	September 30, 2013	December 31, 2012
Residential real estate	$841	$605
Commercial real estate	15,428	17,315
Construction and land development	144	2,654
Commercial	2,782	3,699
Total	$19,195	$24,273

Of the $19,195 of performing trouble debt restructurings at September 30, 2013, $12,083 was classified as special mention and $7,112 was classified as substandard. Of the $24,273 of performing trouble debt restructurings at December 31, 2012, $12,416 was classified as special mention and $11,857 was classified as substandard.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Total non-accruing troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively, were as follows:

	September 30, 2013	December 31, 2012
Residential real estate	$285	$1,885
Commercial real estate	2,815	166
Construction and land development	3,331	3,440
Commercial	692	185
Total	$7,123	$5,676

These loans had a specific reserve in the allowance for loan losses at September 30, 2013 and December 31, 2012 of $612 and $66, respectively. There was one loan for $283 which modified within the twelve months ended September 30, 2013 that defaulted within the three or nine months ending September 30, 2013. There were no loans modified within the twelve months ended September 30, 2012 which defaulted within the three or nine months ended September 30, 2012.

During the three and nine month periods ended September 30, 2013, the Company lowered the interest rate on $1,507 and $5,507, respectively, of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the year ended December 31, 2012, we had approximately $11,800 in loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at September 30, 2013. The Company has allocated $1,387 and $2,030 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the quarters ended September 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $252 and $311, respectively. During nine months ended September 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $777 and $1,069, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Included in the tables that follow are loans in non-accrual as well as 90 days and over past due categories with a carrying value of $21,742 and $23,416 as of September 30, 2013 and December 31, 2012, respectively. Loans accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012 which were contractually accruing 30 to 59 days past due were $0 and $2,720, respectively; 30 to 59 days contractually past due and non-accrual were $432 and $274, respectively; contractually 60 to 89 days past due and accruing were $392 and $0, respectively; contractually 60 to 89 days past due and non-accrual were $654 and $805, respectively; contractually 90 plus days past due and accruing were $0 and $1,804, respectively and contractually 90 plus days past due and non-accrual were $19,559 and $20,666, respectively. These amounts are excluded from the disclosures of loans past due and on non-accrual. Loans which are 90 days or greater past due and accruing interest income were $0 and $2,109 at September 30, 2013 and December 31, 2012, respectively. The following tables summarize past due and non-accrual loans by the number of days past due as of September 30, 2013 and December 31, 2012, respectively:

	Accruing 30 – 59		Accruing 60-89		Non-Accrual and 90 days and over past due		Total
September 30, 2013	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$—	$—	$—	$—	$3,272	$50	$3,272	$50
HELOCs and equity	—	12	—	—	98	498	98	510

Commercial:
Secured – non-real estate	—	2	—	—	—	3,600	—	3,602
Secured – real estate	—	—	—	—	430	—	430	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	1,737	2,431	1,447	2,431	3,184
Non-owner occupied	—	—	—	—	3,279	2,225	3,279	2,225
Multi-family	—	—	—	—	67	322	67	322

Construction and Land Development:
Construction	—	1,891	—	—	—	—	—	1,891
Improved land	—	314	—	—	—	3,715	—	4,029
Unimproved land	—	—	—	—	282	—	282	—

Consumer and other	—	—	—	—	—	26	—	26
Total September 30, 2013	$—	$2,219	$—	$1,737	$9,859	$11,883	$9,859	$15,839

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at September 30, 2013 or December 31, 2012.

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
September 30, 2013
Residential Real Estate:
First mortgages	$109,821	$60,936	$1,174	$3,272	$41,331	$2,495	$613
HELOCs and equity	62,336	7,876	31	98	47,742	632	5,957

Commercial:
Secured – non-real estate	136,792	18,621	336	—	111,238	1,758	4,839
Secured – real estate	55,440	10,988	—	430	42,502	800	720
Unsecured	7,949	77	—	—	6,898	558	416

Commercial Real Estate:
Owner occupied	202,421	25,863	7,712	2,432	158,245	731	7,438
Non-owner occupied	448,417	103,397	412	3,278	330,868	5,051	5,411
Multi-family	38,073	14,540	—	67	23,144	—	322

Construction and Land Development:
Construction	20,544		—	—	20,544	—	—
Improved land	17,999	3,806	—	—	7,392	2,678	4,123
Unimproved land	12,457	3,563	—	282	8,612	—	—

Consumer and other	9,605	4	—	—	8,972	506	123
Total September 30, 2013	$1,121,854	$249,671	$9,665	$9,859	$807,488	$15,209	$29,962

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate:
First mortgages	$109,562	$71,487	$2,547	$4,085	$26,304	$2,552	$2,587
HELOCs and equity	56,355	8,728	31	103	39,180	5,375	2,938

Commercial:
Secured – non-real estate	127,514	19,801	405	115	99,537	4,346	3,310
Secured – real estate	43,613	12,199	—	425	28,227	2,030	732
Unsecured	8,371	80	—	—	7,724	140	427

Commercial Real Estate:
Owner occupied	187,007	37,696	7,943	2,820	123,106	6,285	9,157
Non-owner occupied	290,858	123,224	2,321	2,242	147,104	11,278	4,689
Multi-family	36,709	21,089	—	1,331	13,974	—	315

Construction and Land Development:
Construction	3,481	—	—	—	3,481	—	—
Improved land	20,117	4,033	—	—	9,071	3,138	3,875
Unimproved land	18,291	3,888	—	505	11,392	—	2,506

Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

As part of the AFI merger as well as acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at September 30, 2013 was approximately $71,770, net of a discount of $19,351. The Company maintained an allowance for loan losses of $980 at September 30, 2013 for loans acquired with deteriorated credit quality. The Company did not acquire any loans for which there was evidence of credit deterioration since origination in connection with the acquisition of EBI.

During the three months ended September 30, 2013 and 2012, the Company accreted $2,144 and $4,269, respectively, into interest income on acquired loans. During the nine months ended September 30, 2013 and 2012, the Company accreted $10,103 and $9,142, respectively, into interest income on acquired loans. The remaining accretable discount was $15,850 at September 30, 2013. In addition, $67,528 of the $71,770 in loans are covered by the FDIC loss share agreements.

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

The initial fair value for loans acquired from AFI or EBI without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of covered non-impaired loans at the date of each acquisition, respectively. The fair value of loans acquired from EBI was $159,168. The gross contractual amount acquired was $161,078 and the Company expects to collect a majority of this amount based on current information available.

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

Assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, are summarized below.

	Fair value measurements at September 30, 2013 using
	September 30, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$939	$—	$939	$—
Municipal Securities	5,624	—	5,624	—
Residential collateralized mortgage obligations	1,187	—	1,187	—
Residential mortgage-backed	334,129	—	334,129	—
	$341,879	$—	$341,879	$—

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

The significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally an increase of 0% to 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties
Construction and land development	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 5% to no change

Other real estate

Residential	Appraisals of collateral value	Adjustment for age of comparable sales, generally an increase of 0% to 25%
Commercial	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 15% to no change

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at September 30, 2013 using
	September 30, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,545	$—	$—	$1,545
Commercial	3,055	—	—	3,055
Commercial real estate	7,818	—	—	7,818
Construction and land development	253	—	—	253
Consumer and other	—	—	—	—
	$12,671	$—	$—	$12,671
Other real estate owned:
Commercial real estate	$12,460	$—	$—	$12,460
Residential real estate	3,992	—	—	3,992
	$16,452	$—	$—	$16,452

At September 30, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $15,393, with a valuation allowance of $2,722 resulting in an additional provision of loan losses of $562 during the nine months ended September 30, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $16,452, and had no valuation allowance at September 30, 2013. During the three and nine months ended September 30, 2013, the Company recorded write-downs to other real estate owned of $143 and $785, respectively, due to reductions in the estimated fair value of properties.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Carrying amount and estimated fair values of financial instruments were as follows at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$67,288	$67,288	$207,117	$207,117
Securities available for sale	341,879	341,879	260,122	260,122
Loans, net, including loans held for sale	1,112,123	1,120,885	904,124	910,761
Nonmarketable equity securities	11,016	N/A	8,625	N/A
FDIC loss share receivable	31,271	31,271	46,735	46,735
Accrued interest receivable	4,037	4,037	3,428	3,428

Financial liabilities
Deposits	$1,399,240	$1,373,561	$1,303,022	$1,299,140
Federal funds purchased and repurchase agreements	12,213	12,213	19,855	19,855
Federal Home Loan Bank Advances	60,021	60,182	—	—
Accrued interest payable	260	260	314	314

Fair value methods and assumptions are periodically evaluated by the Company. The methods and assumptions used to estimate fair value are described as follows:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as Level I in the fair value hierarchy.

Loans, net

The fair value of variable rate loans that re-price frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy. Fair value for other loans are estimated using discounted cash flows analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

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

NOTE 6 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the acquisition of financial institutions covered under loss share agreements with the FDIC were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning of period	$35,249	$56,609	$46,735	$72,895
Cash received	(1,143)	(667)	(4,888)	(11,743)
Discount accretion	75	371	551	880
Reduction for changes in cash flow estimates	(2,910)	(4,521)	(11,127)	(10,148)
Other	—	—	—	92
End of period	$31,271	$51,792	$31,271	$(51,792)

As of September 30, 2013 and December 31, 2012, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$880	$1,574	$4,267	$3,001
Basic EPS:
Weighted average shares of common stock outstanding	33,776,048	34,096,224	33,774,244	32,682,543
Basic EPS	$0.03	$0.05	$0.13	$0.09

Diluted EPS:
Weighted average shares of common stock outstanding	33,776,048	34,096,224	33,774,244	32,682,543
Effect of dilutive shares:
Stock options	220,046	10,192	207,125	—
Restricted stock	95,901	8,457	62,915	4,814
Total dilutive shares	34,091,995	34,114,873	34,044,284	32,687,357
Diluted EPS	$0.03	$0.05	$0.13	$0.09

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

The contractual amount of financial instruments with off-balance sheet risk were as follows at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$34,615	$26,779	$23,661	$2,958
Unused lines of credit	1,596	93,160	664	72,103
Stand-by letters of credit	7,219	901	5,349	1,610

The fixed rate loan commitments have interest rates ranging from 3.0% to 7.00% and the underlying loans have maturities ranging from four months to 30 years.

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

Recent Mergers & Acquisitions

Merger of Enterprise Bancorp, Inc.

On July 1, 2013, we completed our acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. 1st United acquired approximately $159.2 million in loans, with an average yield of 5.08%, and approximately $177 million of deposits, with an average cost of 0.53%. Total consideration for the net assets acquired was $45.6 million (or 1.22 times tangible book value, as defined by the Merger Agreement) which was comprised of $5.1 million in cash, $20.5 million in classified and non-performing loans, $18.3 million in non-investment grade and non-performing investments, other investments and derivatives and $1.7 million in OREO and other repossessed assets. The Company did not acquire any non-performing loans, OREO or non-investment grade investments due to the acquisition of EBI.

We accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. We use third party valuations to determine the fair value of the core deposit intangible, securities and deposits. The valuation of FHLB advances was based on current rates for similar borrowings. The estimated fair values are considered preliminary and are subject to refinement as additional information relative to the closing date fair values becomes available during the measurement period. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date.

The former Enterprise provides 1st United continued expansion within the attractive northern Palm Beach County, Florida marketplace, providing opportunities for new loan and deposit growth. In addition, of the three banking centers acquired one EBI banking center was consolidated into an existing 1st United banking center during the third quarter 2013. In addition, one of 1st United’s banking centers was consolidated into a banking center of the former Enterprise. The result was one net new 1st United banking center located in Jupiter, Florida. We incurred merger related expenses of $1.7 million primarily during the third quarter of 2013 related to the integration of operations and terminations of leases and contracts. Total goodwill recorded was $5.7 million with an estimated three-year earn-back period. We integrated the EBI operations during the third quarter of 2013.

Merger of AFI Financial, Inc.

On April 1, 2012, we completed our acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger, dated October 24, 2011. Pursuant to the terms of the merger agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the per share consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,354 shares of our common stock. Our common stock was valued at $6.09 per share with a total value of $19.1 million. We recorded goodwill of $6.0 million as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired were $5.9 million, primarily related to loss carry forwards. We completed the integration of AFI in June 2012.

We accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. We use third party valuations to determine the fair value of the core deposit intangible, securities, fixed assets and deposits. The fair value of other real estate owned was based on recent appraisals of the properties. The estimated fair values were finalized in early 2013. The acquisition of AFI is consistent with our plans to continue to enhance its footprint and competitive position within the state of Florida. This acquisition complemented the initial expansion into the Florida Gulf Coast markets with the acquisition of Old Harbor. We believe we are well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these factors contributed to the resulting goodwill in the transaction.

Financial Overview

OPERATING RESULTS

For the quarter ended September 30, 2013, we reported net income of $880,000 compared to net income of $1.6 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, we reported net income of $4.3 million compared to net income of $3.0 million for the nine months ended September 30, 2012. The decrease in net income for the three months ended September 30, 2013 as compared to the same period ended September 30, 2012 was mostly due to one-time merger and integration and banking center disposal expenses incurred in 2013. The increase in net income for the nine months ended September 30, 2013 as compared to the prior period was due to an increase in net interest income and a decrease in the provision for loan losses offset by an increase in operating expenses.

●	During the three months and nine months ended September 30, 2013, we incurred approximately $1.6 million and $1.7 million, respectively, in personnel, IT, facilities and merger reorganization expense that related to the integration of EBI. During the three and nine months ended September 30, 2012, we incurred approximately $24,000 and $1.8 million, respectively, in personnel, IT and facilities costs and merger reorganization expense that related to the integrations of AFI and Old Harbor.

●	During the three and nine months ended September 30, 2013, we strategically approved the closure of two banking centers. During the second quarter of 2013, we approved the closure of one banking center on the west coast of Florida, which was closed on October 4, 2013. An additional banking center located in Broward County was approved to be closed in the third quarter of 2013 and it is anticipated to be closed early in the first quarter of 2014. As a result of these banking center closures, we recorded termination expenses of $228,000 and $632,000 related to the facility leases, fixed assets and severance expense during the three and nine months ended September 30, 2013, respectively.

●	Net interest margin was 4.88% for the quarter ended September 30, 2013 compared to 5.33% for the quarter ended September 30, 2012. Net interest margin was 5.24% for the nine months ended September 30, 2013 compared to 5.08% for the nine months ended September 30, 2012.

●	The Company recorded provision for loan losses of $745,000 and $2.7 million for the three and nine months ended September 30, 2013, respectively, compared to provision for loan losses of $1.1 million and $5.5 million, respectively, for similar periods in 2012.

●	Net loans increased by approximately $208.5 million to $1.11 billion for the nine months ended September 30, 2013 resulting from the acquisition of loans from EBI of $159.2, new loan production and loan advances of $246.0 million which was partially offset by payoffs, resolutions, including transfers to OREO, and principal payments of $196.8 million during the period. Net loans increased by approximately $187.4 million from $924.7 million at June 30, 2013 to $1.11 billion at September 30, 2013 resulting from the acquisition of loans from EBI of $159.2 million, new loan production and loan advances of $97.3 million which was partially offset by payoffs, resolutions, including transfer to OREO, and principal payments of $69.2 million during the period.

●	Non-performing assets at September 30, 2013 represented 2.23% of total assets compared to 2.74% at December 31, 2012. Non-performing assets not covered by the Loss Share Agreements represented 1.10% of total assets at September 30, 2013 compared to 1.17% at December 31, 2012.

●	Securities available for sale increased by approximately $81.8 million from December 31, 2012 to $341.9 million at September 30, 2013. The increase was a result of security purchases of $174.4 million and the acquisition of $4.0 million of EBI securities partially offset by investment maturities and prepayments of $48.6 million and proceeds from sales of $33.7 million resulting in gains on sales of $824,000 for the nine months ended September 30, 2013. Gains on the sale of securities for the nine months ended September 30, 2012 were $1.7 million. Gains on the sale of securities for the three months ended September 30, 2013 were $93,000 as compared to no gains on sale of securities for the three months ended September 30, 2012.

●	Other real estate owned (“OREO”) decreased by $3.1 million to $16.5 million at September 30, 2013 from $19.5 million at December 31, 2012. The change was due to OREO sales of $8.3 million and fair value adjustments on existing properties of $785,000 which was partially offset by the foreclosure of $5.0 million of loans. Gains on the sale of OREO for three months ended September 30, 2013 and 2012 were $179,000 and $1.0 million, respectively. Gains on the sale of OREO for nine months ended September 30, 2013 and 2012 were $1.0 million and $3.0 million, respectively. At September 30, 2013, we had $1.1 million of OREO under contract for sale and expected to close in the fourth quarter of 2013 with no additional loss anticipated.

●	The FDIC loss share receivable was reduced by approximately $15.5 million from $46.7 million at December 31, 2012 to $31.3 million at September 30, 2013. The decrease was due to cash receipts of approximately $4.9 million, a reduction of $11.1 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $551,000.

●	Goodwill increased $5.7 million from $58.5 million to $64.2 million due to the acquisition of EBI.

●	Deposits increased by $96.2 million from $1.303 billion at December 31, 2012 to $1.4 billion at September 30, 2013 due primarily to the acquisition of $177.2 million in deposits from the EBI acquisition offset by a reduction in higher priced certificates of deposits and normal customer balance fluctuations. Non-interest bearing deposits increased by $40.7 million to $467.7 million at September 30, 2013, as compared to December 31, 2012, with $26.6 million of the increase from the EBI acquisition and the remaining amount due to our continued emphasis on this strategic initiative. The percentage of non-interest bearing deposits to total deposits was approximately 33% at September 30, 2013 and December 31, 2012.

Analysis for Three Month Periods ended September 30, 2013 and 2012

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

Net interest earnings for the three months ended September 30, 2013 and 2012, respectively, are reflected in the following table:

	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$1,103,522	$17,353	6.24%	$940,792	$17,933	7.56%
Investment securities	346,681	2,012	2.32%	190,527	1,032	2.17%
Federal funds sold and securities purchased under resale agreements	63,142	155	0.97%	202,494	218	0.43%
Total interest-earning assets	1,513,345	$19,520	5.12%	$1,333,813	$19,183	5.71%
Non interest-earning assets	233,537			250,204
Allowance for loan losses	(10,029)			(9,680)
Total assets	$1,736,853			$1,574,337

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$218,029	$73	0.13%	$157,299	$60	0.15%
Money market accounts	380,278	309	0.32%	349,320	355	0.40%
Savings accounts	63,510	42	0.26%	65,250	46	0.28%
Certificates of deposit	301,709	448	0.59%	341,128	813	0.95%
Fed funds purchased and repurchase agreements	12,756	3	0.09%	10,144	3	0.12%
Federal Home Loan Bank advances and other borrowings	38,486	45	0.46%	—	—	0.00%
Total interest-bearing liabilities	1,014,768	920	0.36%	923,141	1,277	0.55%

Non-interest bearing liabilities
Demand deposit accounts	478,456			404,962
Other liabilities	11,394			7,829
Total non-interest-bearing liabilities	489,850			412,791
Shareholders’ equity	232,235			238,405
Total liabilities and shareholders’ equity	$1,736,853			$1,574,337
Net interest spread		$18,600	4.76%		$17,906	5.16%

Net interest on average earning assets – Margin			4.88%			5.33%

Our net interest income for the three months ended September 30, 2013 was impacted by an increase in total average earning assets of $179.5 million as well as a decrease in the overall yield paid on interest bearing liabilities as compared to the three months ended September 30, 2012. The increase in total average earning assets was due to the EBI acquisition, the purchase of investment securities with excess cash reserves and net growth on originated loans.

Interest earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $4.0 million as compared to $5.9 million for the same period in 2012. Included in the $4.0 million of accretion of discount for the quarter ended September 30, 2013 was approximately $2.8 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended September 30, 2013, we took a charge of approximately $2.9 million, including $263,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $5.9 million of accretion discount for the quarter ended September 30, 2012 was approximately $3.6 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended September 30, 2012, we took a charge of approximately $4.5 million, including $1.1 million related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

Net interest income was $18.6 million for the three months ended September 30, 2013, as compared to $17.9 million for the three months ended September 30, 2012, an increase of $694,000, or 3.9%. The increase resulted primarily from increase in average earning assets of $179.5 million or 13.5% and a reduction in yield on deposits offset by a reduction in accretion income from the resolution of acquired assets. Accretion income decreased quarter over quarter by $1.9 million and was offset with a reduction in the cost of funds of 14 basis points.

The net interest margin (i.e., net interest income divided by average earning assets) decreased 45 basis points from 5.33% during the three months ended September 30, 2012 to 4.88% during the three months ended September 30, 2013. Accretion of $4.0 million on acquired loans added approximately 105 basis points to the quarter ended September 30, 2013 net interest margin. Of the 105 basis points, 73 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $5.9 million during the three months ended September 30, 2012, which added approximately 176 basis points to the September 30, 2012 margin. Of the 176 basis points for the quarter ended September 30, 2012, 108 basis points related to resolved loss share assets and changes in cash flows. For the three months ended September 30, 2013, average loans represented 63.5% of total average assets and 75.9% of total average deposits and customer repurchase agreements, compared to average loans of 59.8% of total average assets and average loans of 70.8% to total average deposits and customer repurchase agreements at September 30, 2012. Our cost of funds was approximately 14 basis points lower for the three months ended September 30, 2013, as compared to September 30, 2012, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three months ended September 30, 2013 and 2012:

	September 30, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$(580)	$2,832	$(3,412)
Investment securities	980	901	79
Federal funds sold and securities purchased under resale agreements	(63)	(217)	154

Total interest-earning assets	$337	$3,516	$(3,179)
Liabilities
Interest-bearing liabilities
NOW accounts	$13	$21	$(8)
Money market accounts	(46)	30	(76)
Savings accounts	(4)	(1)	(3)
Certificates of deposit	(365)	(86)	(279)
Fed funds purchased and repurchase agreements	—	1	(1)
Other borrowings	45	45	—

Total interest-bearing liabilities	(357)	10	(367)

Net interest spread	$694	$3,506	$(2,812)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $558,000 for the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012. The increase was principally a result of a decrease in the adjustment to the FDIC loss share receivable due to less resolution of assets above their carrying value offset by a reduction in the gain on the sales of securities and a reduction in the gains on the sale of other real estate owned quarter over quarter.

During the three months ended September 30, 2013, we sold approximately $2.9 million in securities for gains on the sale of $93,000. There were no sales during the third quarter of 2012.

During the three months ended September 30, 2013, we received proceeds from the sale of OREO properties of $3.1 million with a carrying value of $2.9 million and recorded a net gain of $179,000 on the these dispositions as compared to sales of $15.1 million of OREO with a carrying value of $12.0 million resulting in a net gain of $1.0 million for the three months ended September 30, 2012. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended September 30, 2013 and 2012 were $150,000 and $1.1 million, respectively.

The adjustment to the FDIC loss share receivable during the quarter ended September 30, 2013 represented a $2.9 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $4.5 million for the quarter ended September 30, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $75,000 and $371,000 for the quarters ended September 30, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $2.7 million, or 21.9%, from $12.5 million for the three months ended September 30, 2012 to $15.2 million for the three months ended September 30, 2013, primarily due to merger reorganization expense from the acquisition and integration of EBI operations, termination expense associated with the closure of one banking center and the assumption of staff and operations from the EBI acquisition.

The following summarizes the changes in non-interest expense accounts for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Difference
Salaries and employee benefits	$6,601	$6,157	$444
Occupancy and equipment	2,175	2,057	118
Data processing	1,039	974	65
Telephone	223	244	(21)
Stationery and supplies	96	123	(27)
Amortization of intangibles	205	181	24
Professional fees	434	359	75
Advertising	65	67	(2)
Merger reorganization expense	1,618	24	1,594
Disposal of banking centers	228	—	228
Regulatory assessment	453	382	71
Other real estate owned expense	456	206	250
Loan expense	419	548	(129)
Other	1,165	1,131	34
Total non-interest expense	$15,177	$12,453	$2,724

Salary and employee benefits increased by approximately $444,000 or 7.2% to $6.6 million for the three months ended September 30, 2013 as compared to $6.2 million for the three months ended September 30, 2012. The increase was primarily due to staff additions from the EBI acquisition as well as increased loan production staff quarter-over-quarter. Of the total EBI employees, we retained a total of 14 new employees subsequent to the integration in late September.

Occupancy expense increased by $118,000 to $2.2 million for the quarter ended September 30, 2013 as compared to $2.1 million for the quarter ended September 30, 2012. The increase was due to the acquisition of EBI facilities. In connection with the merger, we closed one EBI location, relocated one legacy banking center to an existing EBI banking center and will reduce our space at a third location. In addition, during the three months ended September 30, 2013, we strategically approved the closure of one banking center located in Broward County which is expected to be closed in early January 2014. Total expense including lease, fixed assets and severance, associated with the closure of this location was $228,000 with an annualized cost savings to occupancy expense of approximately $400,000. During the second quarter 2013, we additionally closed one banking center on the west coast of Florida for an annual savings of approximately $400,000. Inclusive of all of these changes, the Company estimates annualized cost savings of approximately $1.0 million for 2014.

Merger reorganization expenses were $1.6 million for the quarter ended September 30, 2013 as compared to $24,000 for the quarter ended September 30, 2012. Merger reorganization expense incurred during the quarter ended September 30, 2013 was related to legal, professional, IT integration and conversion, and severance and lease termination expenses associated with the merger and integration of EBI which was completed in September 2013.

Other real estate owned (“OREO”) expense increased by approximately $250,000 to $456,000 for the three months ended September 30, 2013, as compared to $206,000 for the three months ended September 30, 2012. The change was primarily due to an increase in write downs of $143,000 on OREO properties due to changes in estimated fair values during the quarter ended September 30, 2013 as compared to $14,000 for the quarter ended September 30, 2012 as well as an increase in repairs and maintenance expense on existing properties.

Loan expense includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense decreased by $129,000 from $548,000 for the three months ended September 30, 2012 as compared to $419,000 for the three months ended September 30, 2013. The change was primarily due to a reduction in non-performing assets period-over-period.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended September 30, 2013, we recorded $745,000 in provision for loan losses as compared to $1.1 million for the three months ended September 30, 2012. The decrease in the provision for loan losses quarter-over-quarter was due to a reduction in net charge-offs and the continued reduction of impaired assets. Net charge-offs for the quarter ended September 30, 2013 were $901,000 as compared to $1.0 million for the quarter ended September 30, 2012.

We recorded income tax expense of $487,000 for the three months ended September 30, 2013, compared to $960,000 for the three months ended September 30, 2012. The decrease is due to lower pretax income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Analysis for Nine Month Periods ended September 30, 2013 and 2012

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

Net interest earnings for the nine month periods ended September 30, 2013 and 2012 are reflected in the following table:

	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$986,044	$52,266	7.09%	$934,326	$49,608	7.07%
Investment securities	321,461	5,028	2.09%	213,115	4,036	2.53%
Federal funds sold and securities purchased under resale agreements	95,498	492	0.69%	165,784	593	0.48%
Total interest-earning assets	1,403,003	57,786	5.51%	1,313,225	54,237	5.50%
Non interest-earning assets	227,751			223,841
Allowance for loan losses	(10,002)			(11,973)
Total assets	$1,620,752			$1,525,093

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$192,169	$187	0.13%	$151,185	$177	0.16%
Money market accounts	339,626	808	0.32%	339,293	1,276	0.50%
Savings accounts	62,900	122	0.26%	63,625	151	0.32%
Certificates of deposit	298,789	1,634	0.73%	342,536	2,571	1.00%
Fed funds purchased and repurchase agreements	16,040	12	0.11%	10,431	9	0.11%
Federal Home Loan Bank advances and other borrowings	12,970	45	0.45%	183	7	5.10%
Total interest-bearing liabilities	922,494	2,808	0.41%	907,253	4,191	0.62%

Non-interest bearing liabilities
Demand deposit accounts	453,791			378,083
Other liabilities	8,169			9,050
Total non-interest-bearing liabilities	461,960			387,133
Shareholders’ equity	236,298			230,707
Total liabilities and shareholders’ equity	$1,620,752			$1,525,093
Net interest spread		$54,978	5.10%		$50,046	4.89%

Net interest on average earning assets – Margin			5.24%			5.08%

Our net interest income for the nine months ended September 30, 2013 was positively impacted by the increase in average earning assets of $89.8 million or 6.8% compared to the nine months ended September 30, 2012 primarily the result of the EBI acquisition of loans.

Interest earnings for the nine months ended September 30, 2013 were also positively impacted by the accretion of discounts related to acquired loans of approximately $16.2 million as compared to $14.2 million for the same period in 2012. Included in the $16.2 million of accretion of discount in the nine months ended September 30, 2013 was approximately $11.2 million related to the disposition of loans acquired in the FDIC transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the nine months ended September 30, 2013, we took a charge of approximately $11.1 million, which included $922,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $14.2 million of accretion discount in the nine months ended September 30, 2012 was approximately $7.3 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the nine months ended September 30, 2012, we took a charge of approximately $10.1 million, which included $3.1 million related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income due to changes in cash flows of loss share assets.

Net interest income was $55.0 million for the nine months ended September 30, 2013, as compared to $50.0 million for the nine months ended September 30, 2012, an increase of $5.0 million, or 9.9%. The increase in net interest income resulted primarily from an increase in average earning assets of $89.8 million due to assets acquired from EBI, the increase in interest accretion on acquired loans of $2.0 million as well as a reduction of the costs of funds of 12 basis points. These increases were offset by a reduction in the overall yield earned on investment securities period-over-period.

The net interest margin (i.e., net interest income divided by average earning assets) increased 16 basis points from 5.08% during the nine months ended September 30, 2012 to 5.24% at September 30, 2013, mainly the result of an increase in accretion earned on acquired assets and a decrease in the cost of funds offset by lower overall yields earned on the investment securities. Accretion of $16.2 million on acquired loans added approximately 154 basis points to the net interest margin for the nine months ended September 30, 2013. Of the 154 basis points, 107 basis points related to the accretion of the disposition of loans acquired above the discounted carrying value. This compares to accretion of loan discount of $14.2 million during the nine months ended September 30, 2012, which added approximately 144 basis points to the September 30, 2012 margin. Within the 144 basis points at September 30, 2012, 74 basis points related to the accretion of the disposition of assets acquired above the discounted carrying value. For the nine months ended September 30, 2013, average loans represented 60.8% of total average assets and 72.3% of total average deposits and customer repurchase agreements, compared to average loans of 61.3% of total average assets and average loans of 72.7% to total average deposits and customer repurchase agreements at September 30, 2012. Our cost of funds was approximately 12 basis points lower for the nine months ended September 30, 2013, as compared to 2012, primarily the result of lower rates on savings, money market and certificates of deposits.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the nine months ended September 30, 2013 and 2012:

	September 30, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,658	$2,741	$(83)
Investment securities	992	1,786	(794)
Federal funds sold and securities purchased under resale agreements	(101)	(306)	205

Total interest-earning assets	$3,549	$4,221	$(672)
Liabilities
Interest-bearing liabilities
NOW accounts	$10	$43	$(33)
Money market accounts	(468)	1	(469)
Savings accounts	(29)	(2)	(27)
Certificates of deposit	(937)	(300)	(637)
Fed funds purchased and repurchase agreements	4	5	(1)
Other borrowings	37	49	(12)

Total interest-bearing liabilities	(1,383)	(204)	(1,179)

Net interest spread	$4,932	$4,425	$507

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense – Nine Month Periods Ended September 30, 2013 and September 30, 2012

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased $4.0 million for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The decrease was principally a result of an adjustment to the FDIC loss share receivable due to the resolution of assets above their carrying value, a reduction in the gain on the sales of securities and a reduction in gains on the sale of other real estate owned during the nine months ended September 30, 2013.

The adjustment to the FDIC loss share receivable during the nine months ended September 30, 2013 represented an $11.1 million charge related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $10.1 million for the nine months ended September 30, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $551,000 and $880,000 for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, the Company had sales of $33.7 million of available for sale securities for a net gain of $824,000 as compared to sales of $102.5 million of available for sale securities for a net gain of $1.7 million during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Bank received proceeds of $8.3 million from the sales of OREO properties with a carrying value of $7.3 million and recorded net gains on the dispositions of $1.0 million as compared to sales of $23.2 million in OREO properties with a carrying value of $20.2 million and recorded gains on the dispositions of $3.0 million for the nine month period ended September 30, 2012. Net gains related to the resolution of OREO covered under loss sharing agreements was $957,000 and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $1.7 million, or 4.36%, from $38.8 million for the nine months ended September 30, 2012 to $40.5 million for the nine months ended September 30, 2013, due to an increase in salaries and employee benefits and the banking center disposition expenses period over period.

The following summarizes the changes in non-interest expense accounts for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Difference
Salaries and employee benefits	$18,828	$18,104	$724
Occupancy and equipment	6,113	6,022	91
Data processing	2,895	2,790	105
Telephone	670	719	(49)
Stationery and supplies	286	386	(100)
Amortization of intangibles	544	506	38
Professional fees	1,273	1,177	96
Advertising	200	201	(1)
Merger reorganization expense	1,745	1,784	(39)
Disposal of banking centers	632	―	632
Regulatory assessment	1,181	1,127	54
OREO expense	1,492	968	524
Loan expense	1,221	1,797	(576)
Other	3,402	3,209	193
Total non-interest expense	$40,482	$38,790	$1,692

Salary and employee benefits increased by approximately $724,000 to $18.8 million for the nine months ended September 30, 2013 as compared to $18.1 million for the nine months ended September 30, 2012, primarily the result of employees added from the EBI acquisition, the higher salaries associated with the addition of new loan production employees and higher incentive compensation related to the increase in loan production period-over-period. Of the total 44 EBI employees, the Company retained a total of 14 new employees subsequent to the integration in late September,

Merger reorganization expenses were consistent period over period. The $1.7 million of expense for the nine months ended September 30, 2013 was due to the merger and integration of EBI which was completed during the third quarter of 2013. Merger reorganization expense for the nine months ended September 30, 2012 related to the integration of Old Harbor as well as the merger and integration of AFI. Merger reorganization expenses include legal and professional, IT integration and conversion, severance and lease termination expense.

Occupancy expense increased by $91,000 to $6.1 million for the nine months ended September 30, 2013 as compared to $6.0 million for the nine months ended September 30, 2012. The increase was due to the acquisition of EBI facilities. In connection with the acquisition, the Company closed one EBI location, relocated one legacy banking center to an existing EBI banking center and reduced our space at a third location. Additionally, during the nine months ended September 30, 2013, the Company determined to strategically close one banking center in south Florida in the first quarter of 2014, close one banking center on the west coast of Florida during the fourth quarter of 2013 and relocate one banking center to a new Miami location during the third quarter 2013. The Company recorded an expense of $632,000 for the remaining facility lease, write-off of leasehold improvements and other fixed assets and severance costs. Total estimated annualized occupancy savings due to closure of these banking centers is approximately $1.0 million per year.

OREO expense increased by $524,000 to $1.5 million for the nine months ended September 30, 2013, as compared to $968,000 for the nine months ended September 30, 2012. The change was due to an increase in write downs on OREO due to changes in estimated fair values during the nine months ended September 30, 2013 on properties of $785,000 as compared to $340,000 for the nine months ended September 30, 2012.

Loan expenses primarily include the costs associated with the collection of non-loss sharing agreements as well as loss sharing assets. Loan expenses decreased by $576,000 from $1.8 million for the nine months ended September 30, 2012 to $1.2 million for the nine months ended September 30, 2013. The change was primarily due a reduction in impaired and classified loans period-over-period and a reduction in loans covered under loss sharing agreements.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the nine months ended September 30, 2013, we recorded $2.7 million in provision for loan losses as compared to $5.5 million for the nine months ended September 30, 2012. The decrease in the provision for loan losses between the two periods was primarily due to a reduction in impaired and classified loans period-over-period and further stabilization of the values on the underlying collateral on impaired loans. Net charge-offs for the nine months ended September 30, 2013 were $2.6 million as compared to $8.9 million for the nine months ended September 30, 2012.

We recorded income tax expense of $2.5 million for the nine months ended September 30, 2013, compared to $1.8 for the nine months ended September 30, 2012. The increase is due to higher pretax income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

FINANCIAL CONDITION

At September 30, 2013, our total assets were $1.716 billion and our net loans were $1.1 billion or 64.8% of total assets. At December 31, 2012, our total assets were $1.567 billion and our net loans were $903.6 million or 57.7% of total assets. Cash and cash equivalents decreased since December 31, 2012 through the funding of net loan growth, purchases of securities and run-off in higher cost deposits during the nine months ended September 30, 2013. Net total loans increased by approximately $208.5 million to $1.1 billion at September 30, 2013 due $159.2 million in acquired EBI loans in addition to new loan production and loan advances of $246.0 million offset by payoffs, resolutions, including transfer to OREO, and principal reductions of $196.8 million.

At September 30, 2013, the allowance for loan losses was $9.9 million or 0.88% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans.

Securities available for sale increased by $81.8 million to $341.9 million at September 30, 2013 due to purchases of $174.4 million, offset by sales of $33.7 million and maturities and prepayments of $48.6 million since December 31, 2012.

At September 30, 2013, our total deposits were $1.399 billion, an increase of $96.2 million compared to $1.303 billion at December 31, 2012, primarily the result of deposits acquired from EBI offset by reductions in higher cost deposits and normal customer activity. Non-interest bearing deposits represented 33.4% of total deposits at September 30, 2013 compared to 32.8% at December 31, 2012.

At September 30, 2013, Federal Home Loan Advances were $60.0 million with $35.0 million acquired as part of the EBI merger and $25.0 million of short-term borrowings. The Company repaid the overnight borrowings in October 2013.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively. As of September 30, 2013 and December 31, 2012, approximately 86.2% and 83.9%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of September 30, 2013 and December 31, 2012, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 86.2% and 83.9%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of September 30, 2013 and December 31, 2012.

Loan Portfolio as of September 30, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	478	$109,821	9.79%	6.40%
HELOCs and equity	406	62,336	5.56%	3.63%

Commercial:
Secured – non-real estate	705	136,792	12.19%	7.97%
Secured – real estate	91	55,440	4.94%	3.23%
Unsecured	58	7,949	0.71%	0.46%

Commercial Real Estate:
Owner occupied	258	202,421	18.04%	11.80%
Non-owner occupied	326	448,417	39.97%	26.13%
Multi-family	71	38,073	3.39%	2.22%

Construction and Land Development:
Construction	13	20,544	1.83%	1.20%
Improved land	27	17,999	1.60%	1.05%
Unimproved land	21	12,457	1.12%	0.73%

Consumer and other	182	9,605	0.86%	0.56%

Total September 30, 2013	2,636	$1,121,854	100.00%	65.38%

Loan Portfolio as of December 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential Real Estate:
First mortgages	461	$109,562	12.00%	6.99%
HELOCs and equity	315	56,355	6.17%	3.60%

Commercial:
Secured – non-real estate	669	127,514	13.96%	8.14%
Secured – real estate	86	43,613	4.78%	2.78%
Unsecured	43	8,371	0.92%	0.53%

Commercial Real Estate:
Owner occupied	233	187,007	20.48%	11.94%
Non-owner occupied	268	290,858	31.85%	18.56%
Multi-family	71	36,709	4.02%	2.34%

Construction and Land Development:
Construction	6	3,481	0.38%	0.22%
Improved land	34	20,117	2.20%	1.28%
Unimproved land	25	18,291	2.00%	1.17%

Consumer and other	196	11,290	1.24%	0.72%

Total December 31, 2012	2,407	$913,168	100.00%	58.27%

The following chart illustrates the composition of our construction and land development loan portfolio as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$3,008	0.27%	$2,721	0.30%
Residential spec	870	0.08%	—	—%
Commercial	16,665	1.49%	760	0.08%
Commercial spec	—	—%	—	—%
Land Development
Residential	6,402	0.57%	4,798	0.53%
Residential spec	5,560	0.49%	11,829	1.28%
Commercial	6,740	0.60%	8,538	0.93%
Commercial spec	11,755	1.05%	13,243	1.45%
Total	$51,000	4.55%	$41,889	4.57%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2013 and December 31, 2012 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial distress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of September 30, 2013, and December 31, 2012, which are performing in accordance with their modification agreements.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Residential real estate	$841	$605
Commercial real estate	15,428	17,315
Construction and land development	144	2,654
Commercial	2,782	3,699
Total	$19,195	$24,273

The decrease of $5.1 million in performing restructured loans to $19.2 million at September 30, 2013 from $24.3 million at December 31, 2012 was due to new performing modifications of approximately $1.9 million offset by approximately $3.6 million in loans that defaulted under the terms of their modification agreement and were included in nonaccrual loans at September 30, 2013. In addition, there were approximately $3.4 million in repayments and resolutions of modified loans.

At September 30, 2013, there were 17 loans that were troubled debt restructured loans with a carrying amount of $7.1 million and specific reserves of $612,000 that were non-accrual and included in non-accrual loans. At December 31, 2012, there were 12 loans which were troubled debt restructured loans with a carrying amount of $5.7 million and specific reserves of $66,000 that were non-accrual and included in non-accrual loans. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.37% and 4.76% at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, we had $5.6 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2012, we had approximately $11.8 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended September 30, 2013 and 2012, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) were approximately $252,000 and $311,000, respectively. During the nine months ended September 30, 2013 and 2012, interest income not recognized on non-accrual loans were approximately $777,000 and $1.1 million, respectively.

Our non-performing and troubled debt restructuring assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Non-Accrual Loans
Residential real estate	$50	$3,272	$3,322	$2,019	$4,085	$6,104
Home equity lines	498	98	596	796	103	899
Commercial real estate	3,994	5,777	9,771	3,430	6,393	9,823
Construction and land development	3,715	282	3,997	3,440	288	3,728
Commercial	3,600	430	4,030	185	539	724
Other	26	—	26	29	—	29
Total	$11,883	$9,859	$21,742	$9,899	$11,408	$21,307

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	1,457	—	1,457
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	620	32	652
Other	—	—	—	—	—	—
Total	$—	$—	$—	$2,077	$32	$2,109

Total non-accruing loans	$11,883	$9,859	$21,742	$9,899	$11,408	$21,307
Accruing => 90 days past due	—	—	—	2,077	32	2,109
Foreclosed real estate	7,039	9,413	16,452	6,354	13,175	19,529
Total non-performing assets	18,922	19,272	38,194	18,330	24,615	42,945
Trouble debt restructured loans	17,806	1,389	19,195	23,844	429	24,273
Total non-performing assets and troubled debt restructured loans	$36,728	$20,661	$57,389	$42,174	$25,044	$67,218

Ratios
Total non-accruing and accruing => 90 days past due to total loans	1.06%	0.88%	1.94%	1.31%	1.25%	2.56%
Total non-performing assets to total assets	1.10%	1.12%	2.23%	1.17%	1.57%	2.74%
Total non-performing assets and troubled debt restructured loans to total assets	2.14%	1.20%	3.34%	2.69%	1.60%	4.29%

Included in non-accrual loans are purchase credit impaired loans of $3.4 million for which cash flows could not be reasonably estimated with $3.4 million of these loans subject to Loss Share Agreements. Of the non-performing assets and performing troubled debt restructured loans at September 30, 2013, $20.7 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Share Agreements as compared to $25.0 million at December 31, 2012.

At September 30, 2013, we had approximately $1.1 million of other real estate owned and non-accrual loans approved for sale and pending closing during the third quarter 2013 for which no additional losses are expected.

Since December 31, 2012, for non-performing assets not subject to Loss Share Agreements, we had approximately $687,000 in non-accrual loans which were charged off, $2.4 million were paid off or principal payments were applied, $2.1 million were transferred to OREO, approximately $7.2 million were added to non-accrual and $29,000 was returned to accrual status during the nine months ended September 30, 2013.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at September 30, 2013 and December 31, 2012, were as follows:

September 30, 2013

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$—	$12	$—	$—	$3,370	$548	$3,370	$560
Commercial	—	2	—	—	430	3,600	430	3,602
Commercial Real Estate	—	—	—	1,737	5,777	3,994	5,777	5,731
Construction and Land Development	—	2,205	—	—	282	3,715	282	5,920
Consumer and other	—	—	—	—	—	26	—	26
Total September 30, 2013	$—	$2,219	$—	$1,737	$9,859	$11,883	$9,859	$15,839

December 31, 2012

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual or Accrual and 90 days and over		Total
	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement	Loans Subject to Loss Share Agreement	Loans Not Subject to Loss Share Agreement
Residential Real Estate	$1,013	$292	$1,207	$—	$4,188	$2,815	$6,408	$3,107
Commercial	—	200	—	94	571	805	571	1,099
Commercial Real Estate	581	1,873	—	1,707	6,393	4,887	6,974	8,467
Construction and Land Development	—	2,767	—	—	288	3,440	288	6,207
Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

Past due loans subject to Loss Share Agreements decreased by $4.4 million from $14.2 million at December 31, 2012 to $9.9 million at September 30, 2013. Past due loans not subject to Loss Share Agreements decreased by $3.2 million from $19.0 million at December 31, 2012 to $15.8 million at September 30, 2013. The change in past due loans covered under Loss Share Agreements was due to a decrease in accruing loans which were past due less than 90 days by $2.8 million and a decrease in loans past due greater than 90 days and on non-accrual of $1.6 million as the Company continues to work towards resolutions and work out solutions for these assets. A decrease in loans 30-59 days past due was also noted for loans not covered under Loss Share Agreements which declined by $3.0 million during the nine months ended September 30, 2013 with minor decrease in the 60-89 days past due category and non-accrual and 90 days or more past due category.

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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. The Company had $19.6 million of loans evaluated under ASC 310-30 which were on nonaccrual and past due greater than 90 days in accordance with their loan documents but were performing in accordance with their estimated cash flows. These loans are excluded from the past due categories.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as September 30, 2013 and December 31, 2012.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
September 30, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,360	$255	$687	$247	$955	$596
Commercial	388	73	3,835	1,095	—	2,210
Commercial Real Estate	3,051	431	5,544	346	1,393	12,883
Construction and Land Development	—	—	528	275	—	3,332
Consumer and other	—	—	—	—	—	—
Total September 30, 2013	$4,799	$759	$10,594	$1,963	$2,348	$19,021

	Recorded Investment in Impaired Loans
December 31, 2012	With Allowance				With No Allowance
	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements		Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,454	$395	$549	$79	$1,065	$2,757
Commercial	473	122	1,453	388	—	2,242
Commercial Real Estate	3,880	506	7,220	622	648	12,258
Construction and Land Development	—	—	2,654	1,002	—	3,440
Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$5,807	$1,023	$11,876	$2,091	$1,713	$20,697

Overall impaired loans decreased by $3.3 million from $40.1 million at December 31, 2012 to $36.8 million at September 30, 2013. Impaired loans subject to loss share agreements decreased by $373,000. Impaired loans not subject to loss share agreements decreased by $3.0 million from December 31, 2012 to September 30, 2013 primarily due to resolution, including sales, payoffs and transfer to other real estate owned.

Allowance for Loan Losses

At September 30, 2013, the allowance for loan losses was $9.9 million or 0.88% of total loans. Inclusive within total loans is $159.2 million in loans acquired from EBI on July 1, 2013 which are recorded at fair value and for which no allowance was allocated at September 30, 2013. Excluding those loans, the allowance for loan losses as a percentage of total loans would be 1.02%. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. At December 31, 2012, we had $11.9 million of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $2.1 million, as compared to $10.6 million of impaired loans not covered by Loss Share Agreements with an allocated allowance of $2.0 million at September 30, 2013. Charge-offs for the nine months ended September 30, 2013 were $2.6 million of which $1.5 million was provided for as of December 31, 2012. In addition, overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $21.2 million (or 31.98%) from December 31, 2012 to September 30, 2013 which had a positive impact on the general allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 8 and 11 basis points of the allowance for loan losses as of both September 30, 2013 and December 31, 2012, respectively.

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

The following is a summary of our loan classifications at September 30, 2013 and December 31, 2012:

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
September 30, 2013
Residential Real Estate	$172,157	$68,812	$1,205	$3,370	$89,073	$3,127	$6,570
Commercial	200,181	29,686	336	430	160,638	3,116	5,975
Commercial Real Estate	688,911	143,800	8,124	5,777	512,257	5,782	13,171
Construction and Land Development:	51,000	7,369	—	282	36,548	2,678	4,123
Consumer and other	9,605	4	—	—	8,972	506	123
Total September 30, 2013	$1,121,854	$249,671	$9,665	$9,859	$807,488	$15,209	$29,962

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate	$165,917	$80,215	$2,578	$4,188	$65,484	$7,927	$5,525
Commercial	179,498	32,080	405	540	135,488	6,516	4,469
Commercial Real Estate	514,574	182,009	10,264	6,393	284,184	17,563	14,161
Construction and Land Development:	41,889	7,921	—	505	23,944	3,138	6,381
Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

All non-accrual loans are included in substandard loans. Loans classified as troubled debt restructured loans, which are performing under the terms of their modification agreements, are credit graded based on the individual qualities and payment performance of the loan under the terms of the modification agreement. At September 30, 2013 and December 31, 2012, loans which were classified as troubled debt restructured loans which were performing under the terms of their modification agreements and were credit graded as substandard were $7.1 million and $11.9 million, respectively.

Substandard loans totaled $39.8 million at September 30, 2013 (of which $9.9 million were subject to the Loss Share Agreements) and $42.3 million at December 31, 2012 (of which $11.6 million were subject to the Loss Share Agreements). The decrease of $2.5 million since December 31, 2012 was primarily due to the resolution of loans not covered under Loss Share Agreements of $717,000 through sale, payoffs, charge-offs or foreclosure and transfer to other real estate owned during the period offset by the inclusion of one new relationship as substandard during the quarter ending September 30, 2013. There was a decrease of $1.8 million in the total substandard loans covered under Loss Share Agreements period-over-period. We regularly evaluate classifications of loans and recommend either upgrades or downgrades as events or circumstances warrant. In addition, at September 30, 2013, we had $36.8 million (or 3.3% of total loans) of loans classified as impaired. This compares to $40.1 million (or 4.4% of total loans) at December 31, 2012. The decrease was primarily due to the net resolution of loans, including sales, payoffs and transfers to other real estate owned during the year. At September 30, 2013 and December 31, 2012, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $2.7 million and $3.1 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals if collateral dependent or anticipated cash flows if not collateral dependent. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At September 30, 2013, we had $24.9 million (2.22% of outstanding loans), which included $9.7 million in loans subject to Loss Share Agreements, which compares to $49.0 million (5.40% of outstanding loans) of which $13.2 million were subject to Loss Share Agreements at December 31, 2012. Special mention loans not subject to Loss Share Agreements were $15.2 million at September 30, 2013, a decrease of $20.5 million from December 31, 2012. The decrease is attributable to resolution of loans, including sales, payoffs and downgrades to substandard as well as ongoing reviews and upgrading of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses. Improvement in the underlying loan qualities can also provide for an upgrading of a loan to a watch category.

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

During the three and nine months ended September 30, 2013, we recorded $745,000 and $2.7 million, respectively, in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans and a leveling of real estate values on the underlying collateral of impaired loans.

Activity in the allowance for loan losses for the three months ended September 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063
Provisions for loan losses	258	(23)	544	(34)	—	745
Loans charged off	(514)	(90)	(322)	—	—	(926)
Recoveries	13	1	9	2	—	25
Ending Balance, September 30, 2013	$3,376	$2,132	$3,782	$576	$41	$9,907

Activity in the allowance for loan losses for the three months ended September 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, July 1, 2012	$2,786	$1,412	$3,440	$1,680	$38	$9,356
Provisions for loan losses	113	510	655	(238)	10	1,050
Loans charged off	(239)	(351)	(526)	—	—	(1,116)
Recoveries	4	61	1	2	—	68
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

Activity in the allowance for loan losses for the nine months ended September 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	1,107	458	1,492	(366)	4	2,695
Loans charged off	(514)	(196)	(1,120)	(898)	(16)	(2,744)
Recoveries	48	1	12	95	12	168
Ending Balance, September 30, 2013	$3,376	$2,132	$3,782	$576	$41	$9,907

Activity in the allowance for loan losses for the nine months ended September 30, 2012 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	4,940	504	1,065	(988)	(71)	5,450
Loans charged off	(5,421)	(992)	(2,905)	—	—	(9,318)
Recoveries	34	175	108	23	50	390
Ending Balance, September 30, 2012	$2,664	$1,632	$3,570	$1,444	$48	$9,358

The decrease in the overall allowance for construction and land development loans from $1.4 million at September 30, 2012 to $576,000 at September 30, 2013 related to the improvement in historical loss factors over the previous period and the resolution and charge-off of one impaired construction and land development loan during the quarter ended March 31, 2013, which was specifically provided for at December 31, 2012. In addition, excluding the $2.6 million in acquired EBI loans, the balance in loans held as construction and land development decreased from September 30, 2012 to September 30, 2013 by $3.6 million which was primarily driven by resolutions and payments during the year.

The increase in the allowance related to commercial loans from $2.7 million for the quarter ended September 30, 2012 to $3.4 million of the quarter ended September 30, 2013 was due to the movement of loans from the general to specific portions of the allowance calculation which resulted in an increase in specific reserves on loans individually evaluated for impairment. The overall general loss factors associated with this category have remained relatively constant throughout the period.

The increase in the allowance for loan losses related to residential real estate loans from $1.6 million at September 30, 2012 to $2.1 million at September 30, 2013 was due to an increase in specific reserves on impaired loans, the increase in the qualitative factor on the HELOC portion of this category period-over-period and the increase in the loss factor related to residential loans period over period. Qualitative factors are periodically evaluated by the Company and adjusted for internal and external environmental factors.

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of September 30, 2013 and December 31, 2012:

As of September 30, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,168	$502	$777	$275	$—	$2,722
Purchase credit impaired loans	466	157	357	—	—	980
Total specific reserves	1,634	659	1,134	275	—	3,702
General reserves	1,742	1,473	2,648	301	41	6,205
Total	$3,376	$2,132	$3,782	$576	$41	$9,907
Total Loans	$200,181	$172,157	$688,911	$51,000	$9,605	$1,121,854
Allowance as percent of loans per category as of September 30, 2013	1.69%	1.24%	0.55%	1.13%	0.43%	0.88%%

As of December 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Total Loans	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168
Allowance as percent of loans per category as of December 31, 2012	1.52%	1.13%	0.66%	4.17%	0.36%	1.07%

The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.61% at September 30, 2013 as compared to 0.72% at December 31, 2012. The 11 basis point decrease in this general reserve ratio as compared to December 31, 2012 was a result of an increase in loans due to the acquisition of EBI for which no allowance was allocated at September 30, 2013 and which accounted for the 11 basis points of the decrease since December 31, 2012. The overall general reserve increased by $551,000 from $5.7 million at December 31, 2012 to $6.2 million at September 30, 2013 and is consistent with an increase in originated loans net of payoffs, resolutions and principal payments of approximately $49.2 million (excluding the EBI acquisition) since December 31, 2012.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At September 30, 2013, we had $16.5 million of OREO property, of which $8.5 million was a result of the Old Harbor acquisition, $448,000 was a result of the TBOM acquisition and $419,000 as a result of the Republic acquisition and all are covered by their respective Loss Share Agreements. At December 31, 2012, we had $19.5 million of OREO property, of which $13.2 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective Loss Share Agreements.

The following is a summary of other real estate owned as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$5,010	$7,450	$12,460	$5,708	$10,372	$16,080
Residential real estate	2,029	1,963	3,992	646	2,803	3,449
Total	$7,039	$9,413	$16,452	$6,354	$13,175	$19,529

At September 30, 2013, we had $1.1 million of OREO under contract for sale, all of which is covered by Loss Share Agreements.

Investment Securities

We manage our securities available for sale portfolio, which represented 22.91% of our average earning asset base for the nine months ended September 30, 2013, as compared to 16.39% at year ended December 31, 2012, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes treasury security, municipal securities, residential mortgage-backed securities, and government agency collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. During the nine months ended September 30, 2013, the Company utilized excess liquidity to purchase $174.4 million in agency investment and municipal securities.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Share Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the nine months ended September 30, 2013, the Company received cash of $4.9 million from the FDIC, recorded an adjustment of $11.1 million related to the changes in estimated cash flows of covered assets which were partially offset by the recorded discount accretion of $551,000.

Deposits

Total deposits increased by $96.2 million from December 31, 2012 to total deposits of $1.40 billion at September 30, 2013, primarily due to deposits acquired in the EBI acquisition offset by the run-off of higher cost time deposits and normal customer activity. At September 30, 2013, non-interest bearing deposits represented approximately 33.4% of deposits compared to 32.8% at December 31, 2012. The Bank also participates in the CDARS program (reciprocal) with balances of $38.2 million at September 30, 2013 compared to $24.9 million at December 31, 2012.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At September 30, 2013, the Company met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 15.82%, a Tier 1 risk-based capital ratio of 14.91%, and a Tier 1 leverage ratio of 9.81%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. On July 2, 2013, the Federal banking regulatory authorities announced a new capital framework that requires the Company to comply by January 1, 2015. We are evaluating the impact of these changes to regulatory capital.

The following represents Bancorp’s and 1st United’s regulatory capital ratios as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Actual		Minimum for Well Capitalized		Minimum Capital Adequacy
	Amount	%	Amount	%	Amount	%
As of September 30, 2013
Total Capital to risk-weighted assets
Consolidated	$172,885	15.82%	$109,303	10.00%	$87,442	8.00%
1st United	156,352	14.34%	109,040	10.00%	87,232	8.00%
Tier I capital to risk-weighted assets
Consolidated	162,978	14.91%	65,582	6.00%	43,721	4.00%
1st United	146,445	13.43%	65,424	6.00%	43,616	4.00%
Tier I capital to total average assets
Consolidated	162,978	9.81%	88,034	5.00%	66,427	4.00%
1st United	146,445	8.83%	82,888	5.00%	66,310	4.00%

As of December 31, 2012
Total Capital to risk-weighted assets
Consolidated	$180,143	22.43%	$80,301	10.00%	$64,241	8.00%
1st United	161,884	20.27%	79,854	10.00%	63,883	8.00%
Tier I capital to risk-weighted assets
Consolidated	170,355	21.21%	48,180	6.00%	32,120	4.00%
1st United	152,280	19.07%	47,912	6.00%	31,942	4.00%
Tier I capital to total average assets
Consolidated	170,355	11.44%	74,483	5.00%	59,586	4.00%
1st United	152,280	10.25%	74,252	5.00%	59,402	4.00%

The Company has an effective shelf registration statement which may be drawn on from time to time if additional capital is required.

The Company paid a special dividend of $0.10 per common share or $3.4 million in total to holders of record during the year ended December 31, 2012. The Company paid quarterly cash dividends of $0.01 per share on May 8, 2013 and August 15, 2013.

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

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At September 30, 2013, we had approximately $409.2 million in cash and cash equivalents and securities, of which $31.6 million of securities, at fair value, were pledged.

At September 30, 2013, we had $25 million in short-term borrowings from the Federal Home Loan Bank and $35 million in long-term borrowings from the Federal Home Loan Bank. The Company acquired $35 million in Federal Home Loan Bank advances in connection with the acquisition of EBI. The Company repaid the $25 million in short-term borrowings in October 2013.

At September 30, 2013, we had commitments to originate loans totaling $61.4 million and commitments of $94.8 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2013 total $218.8 million and loans maturing in the next twelve months total approximately $169.7 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At September 30, 2013, we had short-term lines available from correspondent banks totaling $73 million, Federal Reserve Bank discount window availability of $63.2 million, and borrowing capacity from the Federal Home Loan Bank of $7 million based on collateral pledged, for a total credit available of $143.2 million. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $388.8 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2013, we had $61.4 million in commitments to originate loans, $94.8 million in unused lines of credit and $8.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, TBOM on December 17, 2010, Old Harbor on October 21, 2011, AFI on April 1, 2012 and Enterprise on July 1, 2013. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2012, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

	As of September 30, 2013
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	0.05%	(19.93)%
Up 200 basis points	(0.18)%	(14.11)%
Up 100 basis points	(0.51)%	(7.79)%
Base
Down 100 basis points	(1.59)%	2.88%
Down 200 basis points	(5.49)%	12.43%
Down 300 basis points	(9.25)%	26.73%

We had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.71%.

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

ITEM 2. UNREGISTERED SALE OF SECURITIES

In connection with the acquisition of EBI, on July 1, 2013, the Company granted 25,000 stock options to acquire shares of the Company’s common stock, $0.01 par value (“Common Stock”) to former directors of EBI with an exercise price of $7.10 per share, the closing price of a share of Common Stock on the date of grant. The stock options were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, to a limited group of sophisticated individuals. The stock options expire in five years and vest in one year.

ITEM 5. OTHER INFORMATION

On October 21, 2013, we announced via press release our financial results for the three and nine month periods ended September 30, 2013. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information in the immediate previous paragraph including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated October 21, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: October 21, 2013	By: /s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated October 21, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

