Form 10-K
period 2013-12-31
1st United Bancorp, Inc.
filed 2014-02-10
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $210 million (based on the sales price at which of the Registrant’s common stock was last sold on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $0.01 par value per share	34,288,841 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2014 are incorporated by reference in Part III.

1ST UNITED BANCORP, INC.
For the year ended December 31, 2013

i

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements include, without limitation:

▪	our ability to comply with the terms of the loss sharing agreements with the FDIC;
▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;
▪	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;
▪	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the FDIC loss share receivable;
▪	the frequency and magnitude of foreclosure of our loans;
▪	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q; our customers’ willingness to make timely payments on their loans;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject; the willingness of customers to accept third-party products and services rather than our products and services and vice versa;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock; our ability to retain key members of management;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission;
▪	and our ability to manage the risks involved in the foregoing.

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

PART I

Item 1. Business

About Us

General

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United Bank, is a Florida-chartered commercial bank, which operates 21 banking centers in Florida, from Central Florida through the Treasure Coast to Southeast Florida, including Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Palm Beach and Pinellas Counties. Over the past ten years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have:

▪	increased total assets from $66.8 million to $1.845 billion;

▪	increased total net loans from $39.6 million to $1.125 billion;

▪	grown non-interest bearing deposits from $4.6 million to $526 million; and

▪	expanded our branch network from one location to 21 locations.

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

Experienced Management. We believe our success has been built on the strength of our management team and board of directors. Our executive management team has extensive Florida banking experience, collectively over 128 years in the Florida banking market, as well as valuable community and business relationships in our core markets.

Growth Strategies. We have maintained our focus on a strategy of opportunistic expansion and have sought to enhance our franchise by increasing market share in our core markets. As a result, we have completed three FDIC-assisted transactions and two whole bank acquisitions since December 2009. Our executive management team has extensive merger and acquisition experience which we intend to leverage along with our favorable financial position to take advantage of acquisitions that may become available in our market areas. We will continue to be disciplined as it pertains to future acquisitions and only pursue those opportunities that meet our strategic objectives.

Market Opportunity. We operate in what we believe to be some of the most attractive markets in Florida. The community banking industry in these markets remains somewhat distressed. We believe that this distress will give us opportunities to acquire other institutions and increase our market share. We believe we are well-positioned to capitalize on these opportunities.

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

Core Deposit Growth. A key source of our strong balance sheet growth has been the generation of a stable base of core deposits. It is our strategy to have a mix of core deposits, which favors non-interest deposits in the range of 15% to 30% of total deposits with time deposits comprising 50% or less of total deposits. As of December 31, 2013, approximately 34% and 19% of our total deposits were comprised of non-interest deposits and time deposits, respectively.

Net Interest Margin. Our stable funding base consisting primarily of core deposits, coupled with our credit quality, results in a higher net interest margin compared to our peer group of Florida-chartered commercial banks with assets between $500 million and $2 billion, based on data derived from the FDIC Call Reports. Our net interest margin for the fiscal year ended December 31, 2013 was 5.29%. Inclusive within the 5.29% was 1.13% related to the resolution and change in cash flows on acquired assets. Although the historical low interest rate environment has reduced the relative benefit of our low cost funding base, we believe the consistency and low cost nature of our deposits will prove to be more of a competitive advantage in a rising rate environment.

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which we believe has been enhanced despite the prodigious growth we have experienced recently, of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service and differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of small-to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively priced banking products and services with personalized service. Because of our identity and origin as a locally-owned and operated bank, we believe that our level of personal service provides a competitive advantage over the larger out-of-state banks, which tend to consolidate decision-making authority outside local communities.

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

A significant portion of our growth has been through acquisitions. Under our current management team, we have consummated eight transactions since 2004:

Acquired Bank	Headquarters	Year Acquired
First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A. (2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida (2)	Clearwater, Florida	2011
Anderen Financial, Inc.	Palm Harbor, Florida	2012
Enterprise Bancorp, Inc.	North Palm Beach, Florida	2013

(1)	Branch acquisition

(2)	FDIC-assisted transaction

Recent Developments

Acquisition of Enterprise Bancorp, Inc.

On July 1, 2013, we completed our acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “EBI Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. 1st United acquired approximately $159.2 million in loans, with an average yield of 5.08%, and approximately $177 million of deposits, with an average cost of 0.53%. Total consideration for the net assets acquired was $45.6 million (or 1.22 times tangible book value, as defined by the EBI Merger Agreement) which was comprised of $5.1 million in cash, $20.1 million in retained classified and non-performing loans, $18.3 million in retained non-investment grade and non-performing investments, other investments and derivatives and retained $1.7 million in OREO and other repossessed assets. The Company did not acquire any non-performing loans, OREO or non-investment grade investments due to the acquisition of EBI.

The former Enterprise provides 1st United continued expansion within the attractive northern Palm Beach County, Florida marketplace, providing opportunities for new loan and deposit growth. In addition, of the three banking centers acquired one EBI banking center was consolidated into an existing 1st United banking center during the third quarter 2013. In addition, one of 1st United’s banking centers was consolidated into a banking center of the former Enterprise. The result was one net new 1st United banking center located in Jupiter, Florida. We incurred merger related expenses of $1.7 million primarily during the third quarter of 2013 related to the integration of operations and terminations of leases and contracts. Total goodwill recorded was $5.5 million. We integrated the EBI operations during the third quarter of 2013.

Acquisition of Anderen Financial, Inc.

On April 1, 2012, we completed our acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger (Anderen Merger Agreement”), dated October 24, 2011. Pursuant to the terms of the Anderen Merger Agreement, each share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each such election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the per share consideration was $7.73. The total value of the consideration paid to AFI shareholders was $38.3 million, which consisted of approximately $19.1 million in cash and 3,140,354 shares of our common stock. Our common stock was valued at $6.09 per share with a total value of $19.1 million. We recorded goodwill of $5.6 million as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired were $5.7 million, primarily related to loss carry forwards. We completed the integration of AFI in June 2012.

The acquisition of AFI is consistent with our plans to continue to enhance its footprint and competitive position within the state of Florida. This acquisition complemented the initial expansion into the Florida Gulf Coast markets with the acquisition of Old Harbor Bank of Florida (“Old Harbor”). We believe we are well-positioned to deliver superior customer service, achieve stronger financial performance and enhance shareholder value through the synergies of combined operations. All of these factors contributed to the resulting goodwill in the transaction.

Investment Activity

Our consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity, and optimize return. The portfolio includes U.S. treasuries, municipal securities, residential collateralized mortgage obligations and commercial and residential mortgage-backed securities. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The following table sets forth the carrying amount of our investments portfolio, all of which were classified as available-for-sale as of December 31, 2013, 2012 and 2011:

	December 31,
(Dollars in thousands)	2013	2012	2011
Fair value of investment in:
U.S. Treasury	$918	$—	$—
Municipal securities	5,604	469	—
Residential collateralized mortgage obligations	818	3,759	7,757
Commercial mortgage-backed	4,074	—	—
Residential mortgage-backed	316,547	255,894	193,965
	$327,961	$260,122	$201,722

The following table sets forth the combined fair value and weighted average yield of our securities available for sale portfolio as of December 31, 2013. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair Value	Weighted Average Yield
(Dollars in thousands)
U.S. Treasury
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	918	2.00
Over ten years	—	—
Total	$918	2.00%

Municipal Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	—	—
Over ten years	5,604	2.95
Total	$5,604	2.95%

Residential Collateralized Mortgage Obligations
One year or less	$—	—%
Over one year through five years	—	—
Over five through ten years	—	—
Over ten years	—	—
Residential collateralized mortgage obligations	818	1.08
Total	$818	1.08%

Commercial Mortgage-backed Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five year through ten years	4,074	2.40
Over ten years	—	—
Total	$4,074	2.40%

Residential Mortgage-backed Securities
One year or less	$—	—%
Over one year through five years	—	—
Over five year through ten years	—	—
Over ten years	—	—
Residential mortgage-backed	316,547	2.49
Total	$316,547	2.49%

Total Fair Value	$327,961	2.48%
Total Amortized Cost	$341,200	2.48%

As of December 31, 2013, we did not hold any tax-exempt obligations or instruments from issuers where the amortized cost or market value represented more than ten percent of shareholders’ equity.

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

At December 31, 2013, 2012, 2011, 2010 and 2009, the composition of our loan portfolio was as follows:

	December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential real estate	$178,844	16%	$165,917	18%	$196,511	22%	$228,354	26%	$200,877	30%

Commercial	210,264	18%	179,498	20%	170,183	20%	165,203	19%	115,781	17%

Commercial real estate	699,851	62%	514,574	56%	457,276	52%	434,855	50%	282,783	43%

Construction and land development	35,286	3%	41,889	5%	43,473	5%	33,893	4%	55,689	8%

Consumer and others	9,735	1%	11,290	1%	12,093	1%	13,626	1%	11,873	2%

Total loans	$1,133,980	100%	$913,168	100%	$879,536	100%	$875,931	100%	$667,003	100%

Allowance for loan losses	(9,648)		(9,788)		(12,836)		(13,050)		(13,282)

Net deferred (fees) costs	239		220		53		(138)		137

Net loans	$1,124,571		$903,600		$866,753		$862,743		$653,858

The following charts illustrate the number of loans in our loan portfolio as of December 31, 2013 and December 31, 2012.

Loan Portfolio as of December 31, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	490	$117,830	10.39%	6.39%
HELOCs and equity	400	61,014	5.38%	3.31%

Commercial:
Secured – non-real estate	697	145,298	12.81%	7.87%
Secured – real estate	91	57,052	5.03%	3.09%
Unsecured	57	7,914	0.70%	0.43%

Commercial Real Estate:
Owner occupied	268	209,467	18.47%	11.35%
Non-owner occupied	328	451,982	39.85%	24.50%
Multi-family	72	38,402	3.39%	2.08%

Construction and Land Development:
Construction	12	7,366	0.65%	0.40%
Improved land	24	16,538	1.46%	0.90%
Unimproved land	19	11,382	1.00%	0.62%

Consumer and other	178	9,735	0.87%	0.53%

Total December 31, 2013	2,636	$1,133,980	100.00%	61.47%

Loan Portfolio as of December 31, 2012

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	461	$109,562	12.00%	6.99%
HELOCs and equity	315	56,355	6.17%	3.60%

Commercial:
Secured – non-real estate	669	127,514	13.96%	8.14%
Secured – real estate	86	43,613	4.78%	2.78%
Unsecured	43	8,371	0.92%	0.53%

Commercial Real Estate:
Owner occupied	233	187,007	20.48%	11.94%
Non-owner occupied	268	290,858	31.85%	18.56%
Multi-family	71	36,709	4.02%	2.34%

Construction and Land Development:
Construction	6	3,481	0.38%	0.22%
Improved land	34	20,117	2.20%	1.28%
Unimproved land	25	18,291	2.00%	1.17%

Consumer and other	196	11,290	1.24%	0.72%

Total December 31, 2012	2,407	$913,168	100.00%	58.27%

Of the loan portfolio as of December 31, 2013, 707 loans with a carrying value of $246.7 million (21.8%) are subject to loss sharing agreements with the FDIC ( “Loss Sharing Agreements”) as compared to 892 loans with a carrying value of $327.1 million (35.8%) which were subject to the Loss Sharing Agreements at December 31, 2012. In addition, at December 31, 2013, included in commercial non-real estate secured loans are approximately $12.6 million in Export -Import Bank (“EXIM”) loans which have either insurance or a guarantee of between 90% and 100% from the Export-Import Bank of the United States.

At December 31, 2013, our loan interest rate sensitivity was as follows:

	Maturity and/or Re-pricing Period
(Dollars in thousands)	Total	<1 year Fixed	<1 year Adjustable	1 to 5 years Fixed Rate	1 to 5 years Adjustable Rate	>5 years Fixed Rate	>5 years Adjustable Rate
Commercial	$210,264	$27,610	$93,051	$31,951	$14,300	$42,002	$1,350
Residential real estate	117,830	5,362	53,347	9,688	14,924	34,038	471
Commercial real estate	699,851	16,558	138,728	178,499	147,206	209,395	9,465
Construction land development	35,286	1,545	24,588	7,373	148	953	679
Home equity lines of credit	61,014	28	55,511	4,242	91	1,142	—
Consumer and other	9,735	909	6,916	1,866	—	44	—
Total loans	$1,133,980	$52,012	$372,141	$233,619	$176,669	$287,574	$11,965

As shown in the table above, a majority of our loan portfolio has either adjustable rates (approximately 49% of the loan portfolio) or shorter maturity terms.

Real Estate Loans

Real Estate Loans – Commercial

Through our lending division, our commercial real estate loan portfolio includes loans secured by office buildings, warehouses, retail stores and other properties, which are primarily located in or near our markets. Commercial real estate loans are generally originated in amounts up to 70% to 80% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, we consider such factors as the financial condition of the borrower and the debt service coverage provided by the property, business enterprise, related borrowing entities, and guarantors.

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

We offer adjustable rate mortgages, which are commonly referred to as ARMs, and maintain these ARMs in our portfolio or sell the ARMs in the secondary market. We also originate fixed rate loans from within our primary service area. The majority of fixed rate loans are either held in portfolio or sold in the secondary mortgage market.

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

Through our lending divisions, we originate real estate construction loans to individuals for the construction of their residences, to businesses and business owners primarily for owner-occupied commercial real estate, and to homeowners’ associations for general repair and/or improvements to the properties. Our construction loans typically have terms up to 18 months, and generally, the maximum loan-to-value ratio at origination is 80%. The loan-to-cost maximum ratio is generally 70% to 80% for residential and commercial construction and up to 100% for homeowners’ associations.

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

The following chart illustrates the composition of our construction and land development loan portfolio in relation to total loans as December 31, 2013, 2012 and 2011.

	December 31,
	2013		2012		2011
(Dollars in thousands)	Balance	% of Loans	Balance	% of Loans	Balance	% of Loans
Construction
Residential	$272	0.02%	$2,721	0.30%	$3,135	0.36%
Residential Spec	1,423	0.13%	—	—%	1,492	0.17%
Commercial	5,671	0.50%	760	0.08%	263	0.03%
Commercial Spec	—	0.00%	—	—%	3,283	0.37%
Land Development
Residential	5,377	0.47%	4,798	0.53%	1,918	0.22%
Residential Spec	5,223	0.45%	11,829	1.28%	18,473	2.11%
Commercial	6,044	0.53%	8,538	0.93%	1,048	0.12%
Commercial Spec	11,276	0.99%	13,243	1.45%	13,861	1.57%
Total	$35,286	3.09%	$41,889	4.57%	$43,473	4.95%

Approximately $6.5 million or 18.4% of the construction and land development loan portfolio at December 31, 2013 is covered by the Loss Sharing Agreements. This compares to $8.4 million or 20.1% of the construction and land development loan portfolio at December 31, 2012 covered by the Loss Sharing Agreements.

Consumer Loans

We originate consumer loans bearing both fixed and prime-based variable interest rates. We originate our loans directly through our banking centers, business bankers and residential lenders. Residential real estate secured loans are originated through our lenders who are licensed to make these loans.

We focus our consumer lending on the origination of direct first or second mortgage loans and home equity loans (secured by a junior lien on residential real property), and home improvement loans. These loans are typically based on a maximum 60% to 80% loan-to-value ratio. Second mortgage and home improvement loans generally will originate on either a line of credit or a fixed term basis ranging from 5 to 30 years. We also extend personal loans, which may be secured by various forms of collateral, both real and personal, or to a minimal extent, on an unsecured basis.

Commercial Loans

We focus on the commercial loan market comprised of small to medium-sized businesses with combined borrowing needs generally up to $10.0 million. These businesses include professional associations (physicians, law firms, and accountants), medical services, retail trade, construction, transportation, wholesale trade, manufacturing, and tourism-related service industries.

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

As part of the acquisition of Republic Federal Bank, N.A. (“Republic”), we obtained an EXIM lending operation. Our EXIM lending operation makes loans to companies that export U.S. goods and services to international markets and makes loans to foreign companies to facilitate the purchase of U.S. goods. Loans made under this program are insured or guaranteed between 90% and 100% by the Export Import Bank of the United States. At December 31, 2013, we had approximately $12.6 million in EXIM loans.

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

Loan Quality

Management seeks to maintain a high quality portfolio of loans through sound underwriting and lending practices. As of December 31, 2013 and 2012, approximately 86% and 84%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

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

Loan concentrations are defined as loans to borrowers engaged in similar business-related activities, which would cause them to be similarly impacted by economic or other conditions. We, on a routine basis, monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of December 31, 2013 and 2012, there was no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10.0% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 86% and 84%, respectively, of the loan portfolio and were to borrowers in varying activities, businesses and geographic markets.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At December 31, 2013, we had $18.6 million of OREO property of which $10.8 million were a result of the Old Harbor, The Bank of Miami, N.A. (“TBOM”) and Republic acquisitions and are covered under their respective Loss Sharing Agreements. We had $19.5 million of OREO property as of December 31, 2012, of which $13.2 million were a result of the Old Harbor, TBOM and Republic acquisitions and covered under their respective Loss Sharing Agreements.

The following is a summary of other real estate owned as of December 31, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Commercial real estate	$5,761	$8,979	$14,740	$5,708	$10,372	$16,080
Residential real estate	2,002	1,838	3,840	646	2,803	3,449
Total	$7,763	$10,817	$18,580	$6,354	$13,175	$19,529

As of December 31, 2013, we had approximately $1.1 million of the total of $18.6 million in other real estate under contract to sell at approximately the carrying value of the asset.

We have identified certain assets as risk elements. These assets include non-accruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and troubled debt restructurings. These assets present more than the normal risk that we will be unable to eventually collect or realize their full carrying value.

Our risk elements at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Non-Accrual Loans
Residential real estate	$48	$3,137	$3,185	$2,019	$4,085	$6,104
Home equity lines	491	96	587	796	103	899
Commercial real estate	3,297	3,045	6,342	3,430	6,393	9,823
Construction and land development	3,688	35	3,723	3,440	288	3,728
Commercial	1,518	455	1,973	185	539	724
Consumer	26	—	26	29	—	29
Total	$9,068	$6,768	$15,836	$9,899	$11,408	$21,307

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	1,457	—	1,457
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	620	32	652
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$2,077	$32	$2,109

Total non-accruing loans	$9,068	$6,768	$15,836	$9,899	$11,408	$21,307
Accruing => 90 days past due	—	—	—	2,077	32	2,109
Foreclosed real estate	7,763	10,817	18,580	6,354	13,175	19,529
Total non-performing assets	16,831	17,585	34,416	18,330	24,615	42,945
Performing troubled debt restructured loans	17,281	1,365	18,646	23,844	429	24,273
Total non-performing assets and performing troubled debt restructured loans	$34,112	$18,950	$53,062	$42,174	$25,044	$67,218

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans	0.80%	0.60%	1.40%	1.31%	1.25%	2.56%
Total non-performing assets to total assets	0.91%	0.95%	1.87%	1.17%	1.57%	2.74%
Total non-performing assets and performing troubled debt restructured loans to total assets	1.85%	1.03%	2.88%	2.69%	1.60%	4.29%

(Dollars in thousands)	December 31,
	2011	2010	2009
Non-Accrual Loans
Residential real estate	$9,725	$9,784	$469
Home equity lines	967	1,638	—
Commercial real estate	18,650	8,885	8,566
Construction and land development	431	1,877	5,258
Commercial	13,053	314	1,277
Other	3	289	—
Total	$42,829	$22,787	$15,570

Accruing => 90 days past due
Residential real estate	$—	$—	$—
Home equity lines	—	—	—
Commercial real estate	647	—	—
Construction and land development	—	—	—
Commercial	—	—	54
Other	—	—	—
Total	$647	$—	$54

Total non-accruing loans	$42,829	$22,787	$15,570
Accruing => 90 days past due	647	—	54
Foreclosed real estate	13,512	7,409	635
Total non-performing assets	56,988	30,196	16,259

Performing troubled debt restructured loans	21,837	14,672	1,990
Total non-performing assets and performing troubled debt restructured loans	$78,825	$48,868	$18,249

Ratios
Total non-accruing loans to total loans	4.94%	2.60%	2.34%
Total non-performing assets to total assets	4.01%	2.38%	1.60%
Total non-performing assets and performing troubled debt restructured loans to total assets	5.55%	3.54%	1.80%

Included in non-accrual loans at December 31, 2013 are $2.8 million purchase credit impaired loans for which cash flows could not be reasonably estimated with $2.7 million of these loans subject to Loss Sharing Agreements. Additionally, included in non-accrual loans at December 31, 2013 and 2012 are $4.2 million and $2.2 million respectively, of loans performing in accordance with their contractual terms but which the Company has placed on non-accrual due to identified risks within the credits. Of the nonperforming assets and performing troubled debt restructuring at December 31, 2013, $19.0 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Sharing Agreements as compared to $25.0 million at December 31, 2012 for a decrease of $6.0 million. These assets were initially recorded at fair value and as such we do not expect to incur any significant future losses on these assets.

At December 31, 2013, we had approximately $1.1 million in other real estate owned approved for sale and pending closing for which no additional losses are expected.

During the year ended December 31, 2013, for nonperforming assets not subject to Loss Sharing Agreements, we had approximately $895,000 in non-accrual loans which were charged-off, $7.1 million were paid off or transferred to OREO, $7.2 million were added to non-accrual and $29,000 were returned to accrual status.

Past due loans, categorized by loans subject to Loss Sharing Agreements and those not subject to Loss Sharing Agreements, at December 31, 2013 and 2012 were as follows:

December 31, 2013

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$333	$1,085	$162	$24	$3,233	$539	$3,728	$1,648
Commercial	—	461	—	—	455	1,518	455	1,979
Commercial real estate	—	—	—	1,737	3,045	3,297	3,045	5,034
Construction and land development	—	—	—	—	35	3,688	35	3,688
Consumer and other	—	34	—	—	—	26	—	60
Total December 31, 2013	$333	$1,580	$162	$1,761	$6,768	$9,068	$7,263	$12,409

December 31, 2012

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/accrual and 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$1,013	$292	$1,207	$—	$4,188	$2,815	$6,408	$3,107
Commercial	—	200	—	94	571	805	571	1,099
Commercial real estate	581	1,873	—	1,707	6,393	4,887	6,974	8,467
Construction and land development	—	2,767	—	—	288	3,440	288	6,207
Consumer and other	—	99	—	—	—	29	—	128
Total December 31, 2012	$1,594	$5,231	$1,207	$1,801	$11,440	$11,976	$14,241	$19,008

Total past due loans decreased $13.6 million from $33.2 million at December 31, 2012 to $19.7 million at December 31, 2013. Past due loans subject to Loss Sharing Agreements decreased by $6.9 from $14.2 million at December 31, 2012 to $7.3 million at December 31, 2013. The decrease was due to a reduction in loans past due 30-89 days of approximately $2.3 million and a reduction in loans past due greater than 90 days and nonaccrual of $4.7 million. Past due loans not subject to Loss Sharing Agreements decreased by $6.6 million from $19.0 million at December 31, 2012 to $12.4 million at December 31, 2013. The decrease was due to a reduction of loans past due 30-59 days of $3.7 million and nonaccrual loans over 90 days past due of $2.9 million due to resolutions during the year ended December 31, 2013. Loans not subject to Loss Sharing Agreements and past due 30-59 days at December 31, 2012 included $4.8 million in loans for which a renewal was pending and finalized and closed in early January 2013.

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2013 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. The following is a summary of our troubled debt restructurings as of December 31, 2013 and 2012, respectively, which are performing in accordance with their modification agreements.

(Dollars in thousands)	December 31, 2013	December 31, 2012
Residential real estate	$834	$605
Commercial real estate	15,341	17,315
Construction and land development	143	2,654
Commercial	2,328	3,699
Total	$18,646	$24,273

The decrease of $5.6 million in performing restructured loans to $18.6 million at December 31, 2013 from $24.3 million at December 31, 2012 was due to new performing modifications of $1.8 million offset by $3.8 million in repayments and resolutions of modified loans and $3.6 million in loans that defaulted under the terms of their modification agreement during the year and are included in nonaccrual loans at December 31, 2013

At December 31, 2013, there were 18 loans which were troubled debt restructured loans with a carrying amount of $7.5 million and specific reserves of $608,000 that were non-accrual and included in non-accrual loans. There were 12 loans classified as troubled debt restructured loans with a carrying value of $5.7 million and specific reserves of $66,000 that were non-accrual and included in non-accrual loans at December 31, 2012. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.38% and 4.76% at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, we had approximately $6.6 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2012, we had approximately $11.8 million in loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings for the years ended December 31, 2012 and 2011, respectively. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Impaired Loans

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2013	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential real estate	$1,127	$230	$823	$230	$1,170	$447
Commercial	409	105	1,537	730	—	1,991
Commercial real estate	603	99	5,332	314	1,374	12,316
Construction and land development	—	—	527	271	—	3,303
Consumer and other	—	—	—	—	—	—
Total December 31, 2013	$2,139	$434	$8,219	$1,545	$2,544	$18,057

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012:

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2012	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential Real Estate	$1,454	$395	$549	$79	$1,065	$2,757
Commercial	473	122	1,453	388	—	2,242
Commercial Real Estate	3,880	506	7,220	622	648	12,258
Construction and Land Development	—	—	2,654	1,002	—	3,440
Consumer and other	—	—	—	—	—	—
Total December 31, 2012	$5,807	$1,023	$11,876	$2,091	$1,713	$20,697

Overall, impaired loans decreased from $40.1 million at December 31, 2012 to $31.0 million at December 31, 2013, primarily due to resolutions, including sales, payoffs and transfers to other real estate owned, during the year ended December 31, 2013. Impaired loans subject to Loss Sharing Agreements decreased by $2.8 million due to our evaluation of the portfolio. Impaired loans not subject to Loss Sharing Agreement decreased by $6.3 million from $32.6 million at December 31, 2012 to $26.3 million at December 31, 2013, primarily due to transfers to other real estate owned and resolutions, including sales and payoffs of loans during the year ended December 31, 2013.

During the years ended December 31, 2013, 2012, 2011, 2010, and 2009, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $970,000, $1.3 million, $1.5 million, $858,000 and $436,000, respectively. Excluded from impaired loans at December 31, 2013 are $2.7 million of purchase credit impaired loans subject to Loss Sharing Agreements in which cash flows could not be reasonably estimated which are included in non-accrual loans.

Allowance for Loan Losses

At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans. Included within total loans was $149.4 million in loans acquired from EBI on July 1, 2013 which are recorded at fair value and for which minimal allowance was allocated at December 31, 2013. Excluding these loans, the allowance for loan losses was approximately 0.98% of total loans.

The reduction in the allowance for loan losses at December 31, 2013 as compared to December 31, 2012 was approximately $140,000. The reduction was due to lower specific reserves of $1.1 million at December 31, 2013 as compared to December 31, 2012 due to lower impaired loans and classified assets year over year. The reduction in the specific portion of the allowance for loan losses was offset by an increase in the general portion of the allowance for loan losses of $1.0 million year over year. At December 31, 2012, we had $11.9 million of impaired loans not covered by Loss Sharing Agreements with an allocated allowance for loan loss of $2.1 million, as compared to $8.2 million of impaired loans not covered by Loss Sharing Agreements with an allocated allowance of $1.5 million at December 31, 2013. In addition, overall loans graded special mention not covered by Loss Sharing Agreements decreased by $20.0 million (or 55.9%) from December 31, 2012 to December 31, 2013 which had a positive impact on the general portion of the allowance for loan losses.

In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a Loss Sharing Agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred credit losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two-year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors added approximately 7 and 11 basis points to the general reserve of the allowance for loan losses at December 31, 2013 and 2012, respectively.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum, a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses of new appraisals are reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower and/or guarantors has deteriorated or there are chronic delinquencies. The following is a summary of our loan classifications at December 31, 2013 and 2012:

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2013
Residential real estate	$178,844	$63,712	$1,152	$3,395	$99,259	$4,661	$6,665
Commercial	210,264	26,799	319	455	176,434	2,647	3,610
Commercial real estate	699,851	133,219	8,047	3,045	537,439	5,324	12,777
Construction and land development:	35,286	6,470	—	35	22,037	2,656	4,088
Consumer and other	9,735	2	—	—	9,135	480	118
Total December 31, 2013	$1,133,980	$230,202	$9,518	$6,930	$844,304	$15,768	$27,258

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2012
Residential Real Estate	$165,917	$80,215	$2,578	$4,188	$65,484	$7,927	$5,525
Commercial	179,498	32,080	405	540	135,488	6,516	4,469
Commercial Real Estate	514,574	182,009	10,264	6,393	284,184	17,563	14,161
Construction and Land Development:	41,889	7,921	—	505	23,944	3,138	6,381
Consumer and other	11,290	11	—	—	10,552	584	143
Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

Substandard loans totaled $34.2 million at December 31, 2013 (of which $6.9 million were subject to the Loss Sharing Agreements) and $42.3 million at December 31, 2012 (of which $11.6 million were subject to the Loss Sharing Agreements). The decrease of $8.0 million since December 31, 2012 was primarily due to the resolution, including charge-offs, sales, payoffs and transfers to other real estate owned. Of the decrease of $8 million, $3.4 million is related to loans not covered under loss sharing agreements. We regularly evaluate the classifications of loans and recommend either upgrades or downgrades to credits as events or circumstances warrant. In addition, at December 31, 2013, we had $31.0 million (or 2.7% of total loans) in loans we classified as impaired. This compares to $40.1 million or 4.4% of total loans at December 31, 2012. The decrease was primarily due to the resolution, including sales, payoffs and transfers to other real estate owned, of loans during the year. At December 31, 2013 and December 31, 2012, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $2.0 million and $3.1 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals obtained at least annually. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At December 31, 2013, we had $25.3 million (2.2% of outstanding loans) of loans classified as Special Mention, which included $9.5 million in loans subject to Loss Sharing Agreements, which compares to $49.0 million (5.4% of outstanding loans) of which $13.2 million were subject to Loss Sharing Agreements, at December 31, 2012. Special Mention loans not subject to Loss Sharing Agreements decreased by $19.9 million to $15.8 million at December 31, 2013, as compared to $35.7 million at December 31, 2012. The decrease is attributable to the resolution, including sales, payoffs and transfers to other real estate owned, of loans and ongoing reviews of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses.

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

During the years ended December 31, 2013 and 2012, we recorded $3.5 million and $6.4 million, respectively, in provision for loan losses primarily as a result of charge-offs during the period, changes within classified and impaired loans and new appraisals on the underlying collateral of impaired loans.

During the years ended December 31, 2013, 2012, 2011, 2010, and 2009, the activity in our allowance for loan losses was as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$9,788	$12,836	$13,050	$13,282	$5,799
Provision charged to expense	3,475	6,350	7,000	13,520	13,240
Charge-offs	(3,810)	(9,826)	(7,366)	(13,933)	(5,788)
Recoveries	195	428	152	181	31
Balance at end of period	$9,648	$9,788	$12,836	$13,050	$13,282

Net charge-offs /average total loans	0.35%	1.01%	0.87%	2.01%	1.14%

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

As of December 31, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Total Loans	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

Allowance as percent of loans per category as of December 31, 2013	1.47%	1.36%	0.51%	1.37%	0.95%	0.85%

As of December 31, 2012:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total specific reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788

Total Loans	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168

Allowance as percent of loans per category as of December 31, 2012	1.52%	1.13%	0.66%	4.13%	0.36%	1.07%

As of December 31, 2011:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$1,719	$188	$2,563	$892	$—	$5,362
Purchase credit impaired loans	—	110	542	—	—	652
Total specific reserves	1,719	298	3,105	892	—	6,014
General reserves	1,392	1,647	2,197	1,517	69	6,822
Total	$3,111	$1,945	$5,302	$2,409	$69	$12,836

Total Loans	$170,183	$196,511	$457,276	$43,473	$12,093	$879,536

Allowance as percent of loans per category as of December 31, 2011	1.83%	0.99%	1.16%	5.54%	0.57%	1.46%

As of December 31, 2010:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$260	$1,781	$1,497	$822	$108	$4,468
Purchase credit impaired loans	—	89	215	—	—	304
Total specific reserves	260	1,870	1,712	822	108	4,772
General reserves	3,572	1,156	2,433	1,073	44	8,278
Total	$3,832	$3,026	$4,145	$1,895	$152	$13,050

Total Loans	$165,203	$228,354	$434,855	$33,893	$13,626	$875,931

Allowance as percent of loans per category as of December 31, 2010	2.32%	1.33%	0.95%	5.59%	1.12%	1.49%

As of December 31, 2009:

(Dollars in thousands)	Amount	% of loans in each category
Commercial loans	$3,415	17%
Real estate loans	8,973	81%
Consumer loans	232	2%
Other	662	—
Total	$13,282	100%

The allowance for loan losses for construction and land development decreased from $1.7 million at December 31, 2012 to $485,000 at December 31, 2013. The decrease in the general reserves for construction and land development loans from $743,000 at December 31, 2012 to $214,000 at December 31, 2013 primarily related to the improvement in historical loss factors over the previous period and a decrease in these types of loans year over year. The decrease in the specific portion of the reserve related to the charge-off of one impaired construction and land development loan during the year ended December 31, 2013 for $896,000. The overall balance in loans held as construction and land development decreased from December 31, 2012 to December 31, 2013 by $6.6 million which was generally driven by resolutions and payments of $9.1 million during the year, offset by the addition of EBI balances of $2.5 million which did not have a general reserve at December 31, 2013.

The allowance for loan loss related to residential real estate increased from $1.9 million at December 31, 2012 to $2.4 million at December 31, 2013. The increase was due to an increase in the general portion of the reserve from $1.0 million at December 31, 2012 to $1.7 million at December 31, 2013. The increase was due to an increase in residential loans of approximately $7.1 million and an increase in the historical loss factors related to these loans.

The specific portion of the allowance for loan losses related to commercial real estate loans decreased $743,000 from $1.4 million at December 31, 2012 to $691,000 at December 31, 2013 due to the resolution and foreclosure of impaired loans during 2013 and the reduction in specific reserves due to improvements in the underlying collateral values.

The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.64% at December 31, 2013 which compares to 0.72% at December 31, 2012 and 0.95% at December 31, 2011. Excluding loans acquired as a result of the EBI merger on July 1, 2013, which as of December 31, 2013 had a minimal general reserve allocated, the general reserve as a percentage of loans collectively evaluated for impairment would be 0.74%.Excluding loans acquired as a result of the AFI merger on April 1, 2012, the general reserve as a percentage of loans collectively evaluated for impairment would be 0.82%. The 8 basis point decrease in this general reserve ratio as compared to December 31, 2012 was primarily a result of a decrease of 48.4% ($23.7 million) in special mention loans from December 31, 2012 to December 31, 2013 which have a higher allocation of general reserve.

The following table reflects charge-offs and recoveries per loan category:

(Dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries	Charge- offs	Recoveries
Commercial real estate	$1,862	$9	$3,159	$110	$1,937	$35	$2,204	$46	$2,394	$2
Residential real estate	309	10	1,019	189	2,829	13	2,069	26	—	—
Construction and land development	898	96	—	36	1,162	36	7,125	15	1,805	—
Commercial	724	66	5,648	43	1,306	63	1,617	80	1,549	27
Consumer and others	17	14	—	50	132	5	918	14	40	2
Total	$3,810	$195	$9,826	$428	$7,366	$152	$13,933	$181	$5,788	$31

Net charge-offs for the year ended December 31, 2013 were approximately $3.6 million compared to $9.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.4 million charge-off during the year.

Deposits

We maintain a full range of deposit products, accounts and services to meet the needs of the residents and businesses in our primary service area. Products include an array of checking account programs for individuals and small businesses, including money market accounts, certificates of deposit, IRA accounts, and sweep investment capabilities. We seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, telephone banking services to include account inquiry and balance transfers, and courier service to certain customers who meet minimum qualifications. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers. The rapid decline in the price of technology is now allowing smaller banks the ability to offer many of the sophisticated products previously only available to customers of large banks. It is our strategy to have a mix of core deposits, which favors non-interest bearing deposits in the range of 15% to 30% of total deposits with time deposits comprising 50% or less of total core deposits. This strategy, to be successful, requires high levels of relationship banking supported by strong distribution and product strategies. At December 31, 2013, we had approximately $333.1 million in deposits by foreign nationals banking in the United States which were primarily assumed as part of the TBOM and Republic transactions. At December 31, 2013, we had wholesale certificates of deposit of $64.3 million. 1st United also participates in the Certification of Deposit Account Registration System (“CDARS”) and maintained $39.4 million of reciprocal deposits at December 31, 2013.

As of December 31, 2013, 2012, and 2011, the average distribution by type of our deposit accounts was as follows:

(Dollars in thousands)	December 31,
	2013		2012		2011
	Average Balance	Avg Rate	Average Balance	Avg Rate	Average Balance	Avg Rate
Noninterest bearing accounts	$467,445	—	$385,066	—	$325,277	—

Interest bearing accounts
NOW accounts	$206,527	0.13%	$154,687	0.15%	$125,267	0.18%
Money market accounts	343,377	0.31%	338,242	0.46%	278,104	0.79%
Savings accounts	62,792	0.26%	63,736	0.30%	44,696	0.53%
Certificates of deposit	296,983	0.73%	336,970	0.98%	297,806	1.12%
Average interest bearing deposits	$909,679	0.40%	893,695	0.59%	$745,873	0.80%
Average total deposits	$1,377,124	0.27%	$1,278,701	0.41%	$1,071,150	0.56%

As of December 31, 2013, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$55,092	0.56%
3 to 6 months	41,660	0.70%
6 to 12 months	41,956	0.65%
Over 12 months	64,007	1.02%
	$202,715	0.75%

Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings

The following tables reflect borrowing activity for the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	December 31, 2013				December 31, 2012
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$14,363	0.11%	$15,824	0.11%	$19,855	0.12%	$11,779	0.13%
FHLB advances	35,000	0.50%	18,623	0.50%	—	4.68%	137	4.60%
Total	$49,363		$34,447		$19,855		$11,916

	December 31, 2011
	Actual	Weighted Avg Rate	YTD Avg	Avg Rate Paid
Repurchase agreements	$8,746	0.13%	$11,998	0.13%
FHLB advances	5,000	4.60%	5,000	4.60%
Other borrowings	—	—	4,053	2.80%
Total	$13,746		$21,051

Maximum balance at any given month end during the periods of analysis is reflected in the following tables:

(Dollars in thousands)	December 31,
	2013		2012		2011
	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end
Repurchase agreements	$18,956	Feb-13	$20,201	Nov-12	$17,405	Jan-11
FHLB advances	60,000	Sept-13	—	—	5,000	Jan-11
Other borrowings	—	—	—	—	4,750	Jan-11

Competition

Commercial banking in Florida, including our market, is highly competitive due in large part to Florida’s historical profile of population growth and wealth. Our markets contain not only community banks, but also significant numbers of the country’s largest commercial and wealth management/trust banks.

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

Our largest competitors in the market include Wells Fargo & Company, Bank of America Corporation, SunTrust Banks Inc., JPMorgan Chase & Co., Citigroup Inc., Regions Financial Corporation, BB&T Corporation, Raymond James Financial, Inc., and Bank United, Inc. These institutions capture the majority of the deposits in the market. According to data provided by the FDIC, as of June 30, 2013, the latest date for which data was publicly available, our market share, on a pro forma basis, was less than 1% in each county where we operate. As of June 30, 2013, there were a total of 165 depository institutions operating in our markets. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions change ownership. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

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

Capital Regulations.

The Federal Reserve has adopted risk-based capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. As described above, the federal banking regulators have issued final rules that are effective January 1, 2015 for community banks. These final rules are major changes to the current general risk-based capital rule, and are designed to substantially conform with the Basel III international standards.

Current Guidelines. The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

As of December 31, 2013, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

Guidelines Effective January 1, 2015. In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

As a member of the FHLB of Atlanta, 1st United is required to own capital stock in the FHLB in an amount at least equal to 0.12% (or 12 basis points) of the 1st United’s total assets at the end of each calendar year (with a dollar cap of $20 million), plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2013, 1st United was in compliance with this requirement.

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

Consumer Laws and Regulations.

1st United is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. 1st United must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Employees

As of December 31, 2013, we had a total of approximately 304 employees, including approximately 290 full-time employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

The Old Harbor Purchase and Assumption Agreement, the Republic Purchase and Assumption Agreement and the Bank of Miami Purchase and Assumption Agreement and their respective Loss Sharing Agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, including certain restrictions on our change of control. The Loss Sharing Agreements prohibit the assignment by 1st United of its rights under the Loss Sharing Agreements and the sale or transfer of any subsidiary of 1stUnited holding title to assets covered under the Loss Sharing Agreements without the prior written consent of the FDIC. An assignment would include (i) the merger or consolidation of 1st United with or into another bank; (ii) our merger or consolidation with or into another company; (iii) the sale of all or substantially all of the assets of 1st United to another company or person; (iv) a sale by any one or more shareholders of more than 9% of the outstanding shares of 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the Loss Sharing Agreements or (v) the sale of shares by 1st United Bancorp, Inc., 1st United, or any subsidiary holding assets subject to the Loss Sharing Agreements, in a public or private offering, that increases the number of outstanding shares by more than 9%. 1st United’s rights under the Loss Sharing Agreements will terminate if any assignment of the Loss Sharing Agreements occurs without the prior written consent of the FDIC.

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

Under U.S. GAAP, we are required to record troubled loans acquired through acquisitions at fair value which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. In 2013 and 2012, our net interest margins were increased by 1.56% (which 1.13% was due to the resolution of and changes in cash flows on acquired assets) and 1.50% (which 0.81% was due to the resolution of and changes in cash flows on acquired assets), respectively, because of these discount accretions. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margin and lower interest income in future periods.

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

Our business is concentrated in the South and Central Florida market areas. As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on us. A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Economic conditions began deteriorating during the latter half of 2007 and have not fully recovered since that time. Although economic conditions are improving, business activity across a wide range of industries and regions, including South and Central Florida, has been greatly reduced. While unemployment in the U.S. and our market areas has begun to improve, unemployment remains elevated compared to recent historical levels prior to 2007. As a result of this economic crisis, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. Loan demand has not returned to pre-recession levels. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined during the recession, and despite recent increasing property values in our markets, prices have not fully recovered. Overall, the general business environment has had an adverse effect on our business, and the environment may not improve in the near term. Accordingly, unless and until conditions improve, our business, financial condition and results of operations could continue to be adversely affected.

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

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This will result in credit losses that are inherent in the lending business. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

▪	the risk characteristics of various classifications of loans;
▪	previous loan loss experience;
▪	specific loans that have loss potential;
▪	delinquency trends;
▪	estimated fair market value of the collateral;
▪	current economic conditions; and
▪	geographic and industry loan concentrations.

As of December 31, 2013, 1st United’s allowance for loan losses was $9.6 million, which represented approximately 0.85% of its total amount of loans. 1st United had $15.8 million in non-accruing loans as of December 31, 2013, of which approximately $6.8 million are covered by Loss Sharing Agreements. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to 1st United’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to 1st United’s allowance for loan losses would adversely impact our net income and capital.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2013, our nonperforming assets (which consist of non-accruing loans, accruing loans 90+ days delinquent, and foreclosed real estate assets) totaled $34.4 million, or 1.87 % of total assets, which is a decrease of $8.5 million or 19.9% over nonperforming assets at December 31, 2012. At December 31, 2012 and December 31, 2011, our nonperforming assets were $42.9 million or 2.74% of total assets and $57.0 million or 4.01%, respectively. Nonperforming assets included $17.6 million, $24.6 million, and $23.0 million assets covered by Loss Sharing Agreements as of December 31, 2013, December 31, 2012, and December 31, 2011, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

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

We originate commercial real estate loans, construction and development loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, and construction and development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2013, commercial real estate loans, including multi-family loans, comprised approximately 67% of our total loan portfolio.
▪	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2013, commercial loans comprised approximately 14% of our total loan portfolio.
▪	Construction and Development Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2013, construction and development loans comprised approximately 3% of our total loan portfolio.

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

A substantial number of our customers have economic and cultural ties to Latin America and, as a result, we are likely to feel the effects of adverse economic and political conditions in Latin America. As of December 31, 2013, approximately $269.5 million of our deposits were from foreign nationals whose primary residence is Latin America. U.S. and global economic policies, political or political tension, and global economic conditions may adversely impact the Latin American economies. If economic conditions in Latin America change, we could experience an outflow of deposits by those of our customers with connections to Latin America.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios. As of December 31, 2013, we had $64.0 million in goodwill, which represented approximately 3.5% of our total assets.

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

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. This could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits and could have a material adverse effect on our financial condition and results of operations.

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

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. We must begin transitioning to the new rules effective January 1, 2015. The impact of the new capital rules is likely to require us to maintain higher levels of capital, which will lower our return on equity.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

▪	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
▪	interest-only payments;
▪	negative-amortization; and
▪	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).   The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions.  The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators.  Community banks, such as 1st United, have been afforded some relief under the Final Rules.  If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements.  Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.  We are currently evaluating the Final Rules, which are lengthy and detailed.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) and the elimination of the FDIC’s TAG program may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 25% of total deposits, and, as of December 31, 2013 we maintained approximately 34% of deposits as non-interest bearing.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase. Although Regulation Q has been effective for over two years, the impact may not have been realized yet because of the current zero interest rate policy environment.

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

In order to comply with regulations, guidelines and examination procedures in this area, 1st United has been required to adopt new policies and procedures and to install new systems. If 1st United’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, 1st United would be subject to liability, including fines and regulatory actions. Such regulatory action may include restrictions on 1st United’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. In addition, because 1st United operates in Florida and because of the recent acquisitions of Old Harbor Bank and the acquisition of AFI and EBI, we expect that 1st United will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in South and Central Florida. As of December 31, 2013, 71.3% of our loans secured by real estate were secured by commercial and residential properties located in Palm Beach, Miami-Dade, Broward, Hillsborough, Orange and Pasco Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and an increase in delinquencies and foreclosures. As a result of this concentration, we may face greater risk than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in South and Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2013, approximately 66.8% and 15.8% of our $1.1 billion loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively. As of December 31, 2013, approximately 3.1% of total loans were secured by property under construction and land development.

The recent downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions, had adversely affected our customers’ ability to repay their loans. If these conditions return, then our customers’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

The fair value of our investments could decline which would adversely affect our shareholders’ equity.

Our investment securities portfolio as of December 31, 2013 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.

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

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock in 2013 was approximately 50,996 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock and thereby, the value of your investment in our common stock.

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

Our share ownership is concentrated.

Our officers, directors and principal shareholders, together with their affiliates, beneficially own approximately 41% of our voting shares. As a result, these few shareholders, even if they do not act in concert, will exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring shareholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors. In addition, the interests of these shareholders may not always coincide with the interests of the Company’s other shareholders.

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

We declared a special dividend in December 2012 and December 2013 and also commenced a regular quarterly dividend in 2013. However, the payment of dividends to our shareholders depends largely upon the ability of 1st United to declare and pay dividends to us, as the principal source of our revenue is from such dividends. Our ability to declare and pay dividends depend primarily upon earnings, financial condition and need for funds, as well as governmental policies and regulations applicable to us and 1st United.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2013, we operated 22 full service banking centers in Florida, which includes our principal office in Boca Raton, Florida. In addition, we have an Executive/Operations Center which we lease in West Palm Beach, Florida. The following table sets forth our banking centers, date opened and whether owned or leased:

Office Name	Date Opened/Acquired	Own/Lease

Boca Raton (Principal Office)	December 2003	Leased
Cooper City Banking Center	April 2004	Leased
West Palm Beach Banking Center	May 2004	Leased
Palm Beach Banking Center	January 2006	Leased
Coral Springs Banking Center	August 2007	Leased
Ft. Lauderdale Banking Center	February 1987 (1)	Leased
North Miami Banking Center	June 1992 (1)	Leased
Coral Ridge Banking Center	November 2004 (1)(7)	Leased
Vero Beach Banking Center	August 2008 (2)	Owned
Sebastian Banking Center	August 2008(2)	Owned
Barefoot Bay Banking Center	August 2008(2)	Owned
Brickell Bay Banking Center	December 11, 2009(3)	Leased
Doral Banking Center	December 11, 2009(3)	Leased
Coral Way Banking Center	September 2010	Leased
Countryside Banking Center	October 2011(4)	Leased
Dunedin Banking Center	October 2011(4)	Owned
Palm Harbor Banking Center	October 2011(4)	Owned
Fort Harrison Banking Center	April 1, 2012(5)	Leased
Winter Park Banking Center	April 1, 2012(5)	Owned
Kennedy Blvd. Banking Center	April 1, 2012(5)	Owned
Palm Beach Gardens Banking Center	July 1, 2013(6)	Leased
Jupiter Banking Center	July 1, 2013(6)	Leased

(1)	Represents the original open date of the former Equitable Bank Banking Center. Effective with the Equitable Merger on February 29, 2008, these banking centers became 1st United offices.

(2)	Represents banking centers acquired as part of the Citrus acquisition consummated on August 15, 2008.

(3)	Represents banking centers acquired as part of the Republic Federal acquisition consummated on December 11, 2009.

(4)	Represents banking centers acquired as part of the Old Harbor acquisition consummated on October 21, 2011.

(5)	Represents banking centers acquired as part of the AFI acquisition consummated on April 1, 2012.

(6)	Represents banking centers acquired as part of the EBI acquisition consummated on July 1, 2013.

(7)	The Coral Ridge Banking Center was closed on January 10, 2014.

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

We have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends for a discussion of these additional restrictions. As of January 31, 2014, our common stock was held by approximately 454 shareholders of record.

	High	Low	Cash Dividend Per Share
2012
First Quarter	$6.36	$5.47	$0.00
Second Quarter	6.39	5.31	0.00
Third Quarter	6.56	5.40	0.00
Fourth Quarter	6.83	5.30	0.10	(a)

2013
First Quarter	$6.57	$6.04	0.00
Second Quarter	6.75	6.13	0.01
Third Quarter	8.15	7.10	0.01
Fourth Quarter	8.15	7.25	0.11	(a)

(a)	Includes a special dividend of $.10 per share.

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

Index	09/18/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
1st United Bancorp, Inc.	100.00	125.26	121.23	97.37	111.41	136.20
NASDAQ Composite	100.00	106.69	126.05	125.05	147.25	206.39
SNL Southeast Bank	100.00	88.40	85.83	50.22	83.42	113.04

Item 6. Selected Financial Data

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

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

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,
	2013(a)	2012(b)	2011(c)	2010(d)	2009
BALANCE SHEET DATA
Total assets	$1,845,113	$1,568,612	$1,421,487	$1,267,181	$1,013,441
Tangible assets	1,777,315	1,506,845	1,365,722	1,218,884	965,388
Total loans	1,133,980	913,168	879,536	875,931	667,140
Allowance for loan losses	9,648	9,788	12,836	13,050	13,282
Securities available for sale	327,961	260,122	201,722	102,289	88,843
Goodwill and other intangible assets	67,798	61,767	55,765	48,297	48,053
Deposits	1,547,913	1,303,022	1,181,708	1,064,687	802,808
Non-interest bearing deposits	526,311	426,968	329,283	281,285	194,185
Shareholders’ equity	230,108	236,690	215,351	173,488	170,594
Tangible shareholders’ equity	162,310	174,923	159,586	125,191	122,541
INCOME STATEMENT DATA
Interest income	$79,750	$72,849	$60,409	$45,763	$28,539
Interest expense	3,790	5,313	6,349	7,745	7,246
Net interest income	75,960	67,536	54,060	38,018	21,293
Provision for loan losses	3,475	6,350	7,000	13,520	13,240
Net interest income after provision for loan losses	72,485	61,186	47,060	24,498	8,053
Gain on acquisition	—	—	—	10,133	20,535
Other non-interest income	(8,250)	(2,666)	1,739	4,411	2,427
Non-interest expense	53,272	50,984	42,845	36,429	26,168
Income before income taxes	10,963	7,536	5,954	2,613	4,847
Income tax expense	4,092	2,808	2,282	1,015	1,827
Net income	6,871	4,728	3,672	1,598	3,020
Preferred stock dividends earned	—	—	—	—	(774)
Net income available to common shareholders	$6,871	$4,728	$3,672	$1,598	$2,246

PER SHARE DATA
Basic earnings (loss) per share	$0.20	$0.14	$0.13	$0.06	$0.17
Diluted earnings (loss) per share	$0.20	$0.14	$0.13	$0.06	$0.17
Cash dividends declared	$0.13	$0.10	—	—	—
Dividend payout ratio (f)	65.00%	72.06%	—	—	—
Book value per common share	$6.71	$6.95	$7.04	$7.00	$6.88
Tangible book value per common share	$4.73	$5.13	$5.22	$5.05	$4.94
SELECTED OPERATING RATIOS
Return on average assets	0.41%	0.31%	0.28%	0.15%	0.46%
Return on average shareholders’ equity	2.91%	2.03%	1.80%	0.91%	2.44%
Net interest margin (e)	5.29%	5.13%	4.76%	4.06%	3.69%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	12.47%	15.09%	15.15%	13.69%	16.83%
Tangible equity/tangible assets	9.13%	11.61%	11.69%	10.27%	12.69%
Non-performing loans/total loans	1.40%	2.56%	4.94%	2.60%	2.34%
Non-performing assets/total assets	1.87%	2.74%	4.01%	2.38%	1.60%
Allowance for loan losses/total loans	0.85%	1.07%	1.46%	1.49%	1.99%
Allowance for loan losses/non-performing loans	60.92%	41.80%	29.52%	57.27%	85.0%
Net charge-offs average total loans	0.35%	1.01%	0.87%	2.01%	1.14%
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	9.66%	11.44%	11.75%	11.78%	12.54%
Tier 1 Risk-based Capital	14.61%	21.21%	23.90%	21.02%	23.23%
Total Risk-based Capital	15.47%	22.43%	25.16%	23.08%	25.45%
REGULATORY CAPITAL RATIOS FOR THE BANK:
Leverage Ratio	8.86%	10.25%	9.11%	9.90%	7.72%
Tier 1 Risk-based Capital	13.40%	19.07%	18.61%	17.67%	14.36%
Total Risk-based Capital	14.27%	20.27%	19.87%	19.73%	16.59%

(a)	Includes the acquisition of Enterprise Bancorp, Inc. of Florida effective July 1, 2013.
(b)	Includes the acquisition of Anderen Financial, Inc. effective April 1, 2012.
(c)	Includes the acquisition of Old Harbor Bank of Florida effective October 1, 2011.
(d)	Includes the acquisition of The Bank of Miami, N.A. effective December 17, 2010.
(e)	Includes 1.13%, 0.81%, 0.33%, 0.60% and 0%, respectively related to the resolution of and changes in cash flows on acquired assets.
(f)	Calculated based on dividends declared in period regardless of period paid.

GAAP Reconciliation

(Dollar amounts in thousands, except per share amounts)

	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
Total assets	$1,845,113	$1,568,612	$1,421,487	$1,267,181	$1,013,441
Goodwill	(63,991)	(58,499)	(52,505)	(45,008)	(45,008)
Intangible assets, net	(3,807)	(3,268)	(3,260)	(3,289)	(3,045)
Tangible Assets	$1,777,315	$1,506,845	$1,365,722	$1,218,884	$965,388

Shareholders’ equity	$230,108	$236,690	$215,351	$173,488	$170,594
Goodwill	(63,991)	(58,499)	(52,505)	(45,008)	(45,008)
Intangible assets, net	(3,807)	(3,268)	(3,260)	(3,289)	(3,045)
Tangible shareholders’ equity	$162,310	$174,923	$159,586	$125,191	$122,541

Book value per common share	$6.71	$6.95	$7.04	$7.00	$6.88
Effect of intangible assets	(1.98)	(1.82)	(1.82)	(1.95)	(1.94)
Tangible book value per common share	$4.73	$5.13	$5.22	$5.05	$4.94

Equity to total assets	12.47%	15.09%	15.15%	13.69%	16.83%
Effect of intangible assets	(3.34)	(3.48)	(3.46)	(3.42)	(4.14)
Tangible equity/tangible assets	9.13%	11.61%	11.69%	10.27%	12.69%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Financial Condition,” “Results of Operations,” “Interest Rate Risk Management,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2013 compared with prior years. Throughout this section, 1st United Bancorp, Inc., and its subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.” Unless the context indicates otherwise, all dollar amounts in this MD&A are in thousands.

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

Business Overview

We are a financial holding company headquartered in Boca Raton, Florida. Our principal subsidiary, 1st United, is a Florida-chartered commercial bank, which operates 21 banking centers in Florida, from Central Florida through the Treasure Coast to South Florida, including Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Palm Beach, and Pinellas Counties.

Over the past ten years, we have grown under the stewardship of our highly experienced executive management team. Specifically, we have:

▪	increased total assets from $66.8 million to $1.845 billion;

▪	increased total net loans from $39.6 million to $1.125 billion;

▪	grown non-interest bearing deposits from $4.6 million to $526.3 million; and

▪	expanded our branch network from one location to 21 locations.

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

We have experienced a high volume of bankruptcy filings in Florida during recent years. According to the most recent data available from the U.S. Federal Courts, Florida had the second highest number of bankruptcy filings in the United States through the first three quarters of 2013. Only California experienced more bankruptcy filings. The majority of the filings in Florida were non-business bankruptcies.

Based on data from the U.S. Census Bureau, from 2006 through the end of 2010, median household income decreased by 3.1% in Florida. Additionally, real estate property valuations have also been depressed during the recent economic downturn as evidenced by our higher level of problem assets and credit-related costs. According to the Federal Housing Finance Agency, Florida experienced negative trends in single-family home prices (as indicated by negative housing price indexes) in nearly every quarter beginning with the second quarter of 2007 through the end of 2011 with positive housing price indexes through the end of 2013. Economic conditions such a high unemployment, high volumes of non-business bankruptcy filings, decreased median household income, and depressed real estate values all affect the value of our loan portfolio and the associated risks. While general economic conditions have stabilized in the state of Florida, a relapse of the recession or an economic downturn in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which would likely have a negative impact on our financial results.

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

A significant portion of our growth has been through acquisitions. Under our current management team, we have consummated eight transactions since 2004:

Acquired Bank	Headquarters	Year Acquired
First Western Bank	Cooper City, Florida	2004
Equitable Bank	Fort Lauderdale, Florida	2008
Citrus Bank, N.A.(1)	Vero Beach, Florida	2008
Republic Federal Bank, N.A. (2)	Miami, Florida	2009
The Bank of Miami, N.A.(2)	Miami, Florida	2010
Old Harbor Bank of Florida (2)	Clearwater, Florida	2011
Anderen Financial, Inc.	Palm Harbor, Florida	2012
Enterprise Bancorp, Inc.	North Palm Beach, Florida	2013

(1)	Branch acquisition
(2)	FDIC-assisted transaction

Enterprise Bancorp, Inc.

On July 1, 2013, the Company completed its acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “EBI Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. In accordance with the EBI Merger Agreement, the Company acquired EBI through the merger of a wholly-owned subsidiary of the Company with and into EBI and 1st United Bank acquired Enterprise Bank through the merger of Enterprise Bank with and into 1st United Bank (collectively, the “EBI Merger”).

Pursuant to the terms of the EBI Merger Agreement, each share of EBI common stock issued and outstanding was converted into the right to receive consideration based on EBI’s total consolidated assets and the EBI Tangible Book Value (as defined in the EBI Merger Agreement) as of June 30, 2013. The total value of the consideration paid to EBI shareholders was approximately $45.6 million, which consisted of approximately $5.1 million in cash (less the $400,000 holdback described below), $22.1 million in loans (including all nonperforming loans), other real estate, and repossessed assets of Enterprise and $18.3 million in impaired and below investment grade securities and other investments of Enterprise. Each holder of a share of EBI common stock was entitled to consideration from the Company equal to approximately $6.01 per share (less their per share pro rata portion of the $400,000 holdback described below). The total consideration paid to all EBI shareholders in connection with the Merger was subject to a holdback amount of $400,000 to defray potential damages and related expenses incurred to defend or settle certain litigation. The Company does not anticipate the litigation and related costs will exceed the $400,000. The Company recorded goodwill associated with the transaction of approximately $5.5 million which is not deductible for tax purposes. The Company acquired a net deferred tax liability of $233,000 and recorded a deferred tax asset in other assets as a result of purchase accounting adjustments.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 of the Notes to the Consolidated Financial Statements for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities, and deposits with the assistance of third party valuations. The valuation of FHLB advances was based on current rates for similar borrowings. The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

Anderen Financial, Inc.

On April 1, 2012, we completed our acquisition of Anderen Financial, Inc., a Florida corporation and its wholly-owned subsidiary Anderen Bank, a Florida-chartered commercial bank (collectively referred to herein as “AFI”), pursuant to the Agreement and Plan of Merger (Anderen Merger Agreement”), dated October 24, 2011. Pursuant to the terms of the Anderen Merger Agreement, each outstanding share of AFI common stock, $0.01 par value per share, was cancelled and automatically converted into the right to receive cash, common stock of the Company or a combination of cash and common stock of the Company. AFI shareholders could elect to receive cash, stock, or a combination of 50% cash and 50% stock, provided, however, that each election was subject to mandatory allocation procedures to ensure the total consideration was approximately 50% cash and 50% stock. The value of the AFI per share consideration was $7.73 calculated per the Anderen Merger Agreement. The total value of the consideration paid to AFI shareholders was $38.3 million which consisted of approximately $19.1 million in cash and 3,140,354 shares of the Company’s common stock. The Company’s common stock was valued at $6.09 per share with a total value of $19.1 million, net of approximately $61,000 of costs. The Company recorded goodwill of $5.8 million as a result of the merger which is not deductible for tax purposes. Total net deferred tax assets acquired was $5.9 million, primarily related to loss carry forwards. The Company completed the integration of AFI in June 2012.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 of the Notes to the Consolidated Financial Statement for additional information related to the fair value of loans acquired. The Company uses third party valuations to determine the fair value of the core deposit intangible, securities, fixed assets and deposits. The fair value of other real estate owned was based on recent appraisals of the properties. The estimated fair value are subject to refinement as additional information relative to the closing date fair values. The Company updated the previously reported consolidated balance sheet for the year ended December 31, 2012 for the final measurement period adjustments.

Financial Overview

▪	Net earnings for the year ended December 31, 2013 were $6.9 million compared to net earnings of $4.7 million in 2012. Operating results for the year ended December 31, 2013 when compared to the year ended December 31, 2012 were impacted by the EBI Merger in July 2013 and net loan growth of $61.3 million for the year ended December 31, 2013.

▪	Net interest margin increased to 5.29% for the year ended December 31, 2013 compared to 5.13% for the year ended December 31, 2012. Excluding interest accretion related to the resolution of and changes in cash flows on acquired assets, our net interest margin would have been 4.16% and 4.32% for the years ended December 31, 2013 and 2012, respectively.

▪	The Company recorded provisions for loan losses of $3.5 million for the year ended December 31, 2013 as compared to $6.4 million for the year ended December 31, 2012.

▪	During the year ended December 31, 2013, we incurred approximately $1.7 million in personnel, IT and facilities costs and merger reorganization expense that related to the integration of EBI. During the year ended December 31, 2012, we incurred approximately $1.8 million in personnel, IT, facilities and merger reorganization expense related to the integrations of AFI and Old Harbor.

▪	Non-performing assets at December 31, 2013 represented 1.87% of total assets compared to 2.74% at December 31, 2012. Non-performing assets not covered by the Loss Sharing Agreements represented 0.91% of total assets at December 31, 2013 compared to 1.17% at December 31, 2012.

▪	Total assets increased to $1.845 billion at December 31, 2013 from $1.569 billion at December 31, 2012 primarily due to the EBI acquisition. In addition, at December 31, 2013 we had a short term deposit of approximately $128 million that was deposited in December 2013 and subsequently paid out in January, 2014.

▪	Securities available for sale increased by approximately $67.8 million from $260.1 million at December 31, 2012 to $328.0 million at December 31, 2013. The increase was a result of the Company investing excess liquidity of approximately $174.4 million primarily in residential mortgage backed securities during the year ended December 31, 2013, as well as the acquisition of $4.0 million of residential mortgage backed securities from EBI, which was offset by sales of $33.7 million, maturities and principal payments of $57.5 million and an increase in the unrealized loss on securities held of $16.9 million.

▪	Net loans increased by approximately $221.0 million to $1.125 billion at December 31, 2013 from $903.6 million at December 31, 2012. The change was due to the acquisition of $159.2 million of loans in connection with the acquisition of EBI as well as new loan production of $336.6 million which was offset by payoffs and resolutions of $275.3 million during the year.

▪	Other real estate owned decreased by $949,000 to $18.6 million from $19.5 million at December 31, 2012. The change was due to the foreclosure of $8.4 million of loans, OREO proceeds from sales of $9.4 million, net of a $1.1 million gain for the year ended December 31, 2013 and write-downs on properties due to updated fair values of $1.1 million. At December 31, 2013, we had $1.1 million in OREO under contract for sale.

▪	FDIC loss share receivable was reduced by approximately $19.2 million from $48.6 million at December 31, 2012 to $29.3 million at December 31, 2013. The decrease was due to cash receipts from the FDIC of approximately $6.5 million and approximately $15.8 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $574,000.

▪	Deposits increased by $244.9 million from $1.303 billion at December 31, 2012 to $1.548 billion at December 31, 2013 due primarily from the acquisition of $177.2 million in deposits from the EBI Merger and one customer deposit of $128.0 million received in December 2013 and withdrawn in January 2014, offset by anticipated runoff of acquired higher cost time deposits and money market accounts. The percentage of non-interest bearing deposits to total deposits was approximately 34% at December 31, 2013 compared to approximately 33% at December 31, 2012.

▪	Federal Home Loan Bank Advances were $35.0 million at December 31, 2013 and were assumed in connection with the EBI Merger. There were no Federal Home Loan Bank Advances at December 31, 2012.

▪	Total shareholders’ equity decreased to $230.1 million at December 31, 2013 from $236.7 million at December 31, 2012. The change was due to net unrealized losses on securities available for sale in accumulated other comprehensive income (loss) of $8.3 million at December 31, 2013 from a net unrealized gain on securities available for sale of $2.3 million at December 31, 2012. The decrease in accumulated other comprehensive income (loss) was partially offset by net income for the year ended December 31, 2013 of $6.9 million.

Financial Condition

At December 31, 2013, our total assets were $1.845 billion and our net loans were $1.125 billion or 61.0% of total assets. At December 31, 2012, our total assets were $1.569 billion and our net loans were $903.6 million or 57.7% of total assets. The increase in net loans from December 31, 2012 to December 31, 2013 was $221.0 million or 24.5%. These increases were attributed to the EBI Merger which added approximately $159.2 million in net loans. During the year ended December 31, 2013, we had new loan production and fundings of approximately $336.6 million which was offset by payoffs, sales, pay downs and charge-offs of $275.3 million.

At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans. At December 31, 2012, the allowance for loan losses was $9.8 million or 1.07% of total loans.

At December 31, 2013, our total deposits were $1.548 billion, an increase of $244.9 million (18.8%) over December 31, 2012 of $1.303 billion. The increase was mainly due to the EBI Merger in July 1, 2013, which added approximately $177.2 million in deposits as of December 31, 2013 and one customer deposit of $128.0 million received in December 2013 and withdrawn in January 2014 offset by anticipated runoff of acquired higher cost time deposits and money market accounts. Non-interest bearing deposits represented 34.0% of total deposits at December 31, 2013 compared to 32.8% at December 31, 2012.

There were $35.0 million in Federal Home Loan Bank advances as of December 31, 2013 which compares to no Federal Home Loan Bank advances as of December 31, 2012. The Federal Home Loan Bank advances were assumed as part of the EBI Merger.

Refer to Part 1, Item 1. Business for a discussion of our investment portfolio, loan portfolio, deposits and borrowings.

Results of Operations

We recorded net earnings of $6.9 million for the year ended December 31, 2013, compared to net earnings of $4.7 million for the year ended December 31, 2012. Income for the year ended December 31, 2013 was positively impacted by the EBI acquisition in July 2013, an increase in interest income due to net loan growth and purchases of securities available for sale and a reduction in the provision for loan losses year-over year offset by an increase in non-interest expense due to the disposal of two banking centers and equipment and write-downs to our other real estate owned portfolio due to updated appraisals received during 2013.

We recorded net earnings of $4.7 million for the year ended December 31, 2012, compared to net earnings of $3.7 million for the year ended December 31, 2011. Income for the year ended December 31, 2012 was impacted by the Old Harbor acquisition at the end of 2011 as well as the AFI acquisition in April 2012. Income for the year ended December 31, 2012 was also impacted by a reduction in the provision for loan losses year-over year of $650,000 as well as salary, occupancy, data processing and integration expenses of $1.8 million related to the Old Harbor and AFI acquisitions incurred in the year ended December 31, 2012 as compared to $1.1 million in such costs incurred in the year ending December 31, 2011 related to the TBOM and Old Harbor acquisitions. Overall operating expenses increased by $8.1 million in 2012 primarily as a result of the Old Harbor acquisition in October 2011 as well as the AFI acquisition in April 2012.

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

Net interest earnings for the years ended December 31, 2013 and 2012 are reflected in the following table:

(Dollars in thousands)	Year ended
	December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans (a)	$1,023,001	$71,948	7.03%	$931,807	$66,929	7.18%
Investment securities	325,510	7,153	2.20%	216,039	5,106	2.36%
Federal funds sold and securities purchased under resale agreements	88,018	649	0.74%	169,909	814	0.48%
Total interest earning assets	1,436,529	79,750	5.55%	1,317,755	72,849	5.53%
Non-interest earning assets	229,978			225,917
Allowance for loan losses	(10,019)			(11,381)
Total Assets	$1,656,488			$1,532,291

Liabilities
Interest-bearing liabilities
NOW accounts	$206,527	$262	0.13%	$154,687	$233	0.15%
Money market accounts	343,377	1,073	0.31%	338,242	1,569	0.46%
Savings accounts	62,792	165	0.26%	63,736	194	0.30%
Certificates of deposit	296,983	2,180	0.73%	336,970	3,296	0.98%
Repos	15,824	17	0.11%	11,779	14	0.12%
Other borrowings	18,623	93	0.50%	137	7	5.11%
Total interest-bearing liabilities	944,126	3,790	0.40%	905,551	5,313	0.59%
Non-interest-bearing liabilities
Demand deposit accounts	467,445			385,066
Other liabilities	8,766			8,562
Total non-interest-bearing liabilities	476,211			393,628

Shareholders’ Equity	236,151			233,112

Total Liabilities and Shareholders’ Equity	$1,656,488			$1,532,291
Net interest spread		$75,960	5.15%		$67,536	4.94%
Net interest on average earning assets-Margin (b)			5.29%			5.13%

(a)	Average loans include non-performing loans. Interest on loans includes loan origination fees of $678,000 in 2013, and $490,000 in 2012.

(b)	Net interest margin is net interest income divided by average total interest-earning assets.

Our net interest income for the year ended December 31, 2013 was positively impacted by an increase in average earning assets of $118.8 million or 9.0% as compared to the year ended December 31, 2012 primarily due to increases in loans from the EBI acquisition as well as net organic loan growth and an increase in investment securities. Earnings were also positively impacted by the accretion of discounts related to acquired loans of approximately $22.3 million for the year ended December 31, 2013 as compared to $19.7 million for the same period in 2012. Included in the $22.3 million of accretion of discount in 2013 was approximately $16.2 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset and accretion of discounts on purchased credit impaired loans due to increases in estimated cash flows. For the year ended December 31, 2013, we took a charge of approximately $15.8 million, including $1.0 million related to the resolution of other real estate owned, as an adjustment to the FDIC receivable. This charge was recorded in non-interest income in the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $19.7 million of accretion of discount in 2012 was approximately $10.7 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. For the year ended December 31, 2012, we took a charge of approximately $13.7 million, including $3.4 million related to the resolution of other real estate owned, as an adjustment to the FDIC receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets.

Net interest income was $76.0 million for year ended December, 2013, as compared to $67.5 million for the year ended December 31, 2012, an increase of $8.4 million or 12.5%. The increase resulted primarily from an increase in average earning assets of $118.8 million or 9.0% primarily a result of the EBI acquisition, net organic loan growth, an increase in accretion income on acquired loans and a reduction in our average cost of funds.

The net interest margin (i.e., net interest income divided by average earning assets) increased 16 basis points from 5.13% during the year ended December 31, 2012 to 5.29% during the year ended December 31, 2013, primarily due to a reduction in the yield on our interest bearing deposits. Our cost of funds was approximately 27 basis points for the year ended December 31, 2013, as compared to 41 basis points in 2012, primarily as a result of lower rates on money market and certificate of deposit accounts. Accretion of $22.3 million on acquired loans added approximately 156 basis points to the net interest margin for the year ended December 31, 2013; of this amount, $16.2 million or 113 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2013. This compares to accretion of loan discount of $19.7 million during the year ended December 31, 2012, which added approximately 150 basis points to the December 31, 2012 margin. Of this amount, $10.7 million or 81 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2012.

For the year ended December 31, 2013, average loans represented 71.2% of total average interest-earning assets and 73.4% of total average deposits and customer repurchase agreements, compared to average loans to total average interest-earning assets of 70.71% and average loans to total average deposits and customer repurchase agreements of 72.2% at December 31, 2012.

Net interest earnings for the years ended December 31, 2012 and 2011 are reflected in the following table:

(Dollars in thousands)	Years ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans (a)	$931,807	$66,929	7.18%	$831,830	$55,311	6.65%
Investment securities	216,039	5,106	2.36%	147,608	4,362	2.96%
Federal funds sold and securities purchased under resale agreements	169,909	814	0.48%	156,842	736	0.47%
Total interest earning assets	1,317,755	72,849	5.53%	1,136,280	60,409	5.32%
Non-interest earning assets	225,917			180,407
Allowance for loan losses	(11,381)			(13,438)
Total Assets	$1,532,291			$1,303,249

Liabilities
Interest-bearing liabilities
NOW accounts	$154,687	$233	0.15%	$125,267	$222	0.18%
Money market accounts	338,242	1,569	0.46%	278,104	2,192	0.79%
Savings accounts	63,736	194	0.30%	44,696	238	0.53%
Certificates of deposit	336,970	3,296	0.98%	297,806	3,339	1.12%
Repos	11,779	14	0.12%	11,998	16	0.13%
Other borrowings	137	7	5.11%	9,053	342	3.78%
Total interest-bearing liabilities	905,551	5,313	0.59%	766,924	6,349	0.83%
Non-interest-bearing liabilities
Demand deposit accounts	385,066			325,277
Other liabilities	8,562			7,187
Total non-interest-bearing liabilities	393,628			332,464

Shareholders’ Equity	233,112			203,861

Total Liabilities and Shareholders’ Equity	$1,532,291			$1,303,249
Net interest spread		$67,536	4.94%		$54,060	4.49%
Net interest on average earning assets-Margin (b)			5.13%			4.76%

(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $490,000 in 2012 and $301,000 in 2011.

Our net interest income for the year ended December 31, 2012 was positively impacted by an increase in average earning assets of $181.5 million or 16.0% as compared to the year ended December 30, 2011 primarily due to increases in loans acquired in the AFI and Old Harbor acquisitions as well as increases in investments due to net purchases through 2012 and the acquisition of investments from our merger with AFI. Earnings were also positively impacted by the accretion of discounts related to acquired loans of approximately $19.7 million for the year ended December 31, 2012 as compared to $11.8 million for the same period in 2011. Included in the $19.7 million of accretion of discount in 2012 was approximately $10.7 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. For the year ended December 31, 2012, we took a charge of approximately $13.7 million, including $3.4 million related to the resolution of other real estate owned, as an adjustment to the FDIC receivable. This charge was recorded in non-interest income in within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets.

Included in the $11.8 million of accretion of discount in 2011 was approximately $4.3 million related to the disposition of assets acquired in the transactions above the discounted purchase price of the asset. For the year ended December 31, 2011, we took a charge of approximately $3.8 million related to resolved loans as an adjustment to the FDIC receivable. This charge was recorded in non-interest income in within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets.

Net interest income was $67.5 million for year ended December, 2012, as compared to $54.1 million for the year ended December 31, 2011, an increase of $13.5 million or 24.9%. The increase resulted primarily from an increase in average earning assets of $181.5 million or 16.0% primarily due to the AFI and Old Harbor acquisitions as well as a reduction in our average cost of funds.

The net interest margin (i.e., net interest income divided by average earning assets) increased 37 basis points from 4.76% during the year ended December 31, 2011 to 5.13% during the year ended December 31, 2012, due to an increase in the yield earned on assets of 21 basis point coupled with a decrease of our cost of funds during the year as well as an increase in accretion income during the year. Our cost of funds was approximately 41 basis points for the year ended December 31, 2012, as compared to 58 basis points in 2011, primarily as a result of lower rates in the renewal of time deposits. Accretion of $19.7 million on acquired loans added approximately 150 basis points to the net interest margin for the year ended December 31, 2012; of this amount, $10.7 million or 81 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2012. This compares to accretion of loan discount of $11.8 million during the year December 31, 2011, which added approximately 104 basis points to the December 31, 2011 margin. Of this amount, $4.3 million or 38 basis points related to resolved loss share assets and changes in cash flows during the year ended December 31, 2011.

For the year ended December 31, 2012, average loans represented 70.71% of total average interest-earning assets and 72.2% of total average deposits and customer repurchase agreements, compared to average loans to total average interest-earning assets of 73.21% and average loans to total average deposits and customer repurchase agreements of 76.80% at December 31, 2011.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, and the year ended December 31, 2012 as compared to the year ended December 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the years ended December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	Years ended December 31, 2013 and 2012
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$5,019	$6,438	$(1,419)
Investment securities	2,047	2,428	(381)
Federal funds sold and securities purchased under resale agreements	(165)	(492)	327
Total interest-earning assets	$6,901	$8,374	$(1,473)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$29	$70	$(41)
Money market accounts	(496)	23	(519)
Savings accounts	(29)	(3)	(26)
Certificates of deposit	(1,116)	(360)	(756)
Federal funds purchased and repos	3	4	(1)
Other borrowings	86	98	(12)
Total interest-bearing liabilities	$(1,523)	$(168)	$(1,355)

Net interest spread	$8,424	$8,542	$(118)

Changes in interest earnings for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	Years ended December 31, 2012 and 2011
	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$11,618	$6,968	$4,650
Investment securities	744	1,739	(995)
Federal funds sold and securities purchased under resale agreements	78	62	16
Total interest-earning assets	$12,440	$8,769	$3,671

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$11	$47	$(36)
Money market accounts	(623)	407	(1,030)
Savings accounts	(44)	80	(124)
Certificates of deposit	(43)	411	(454)
Federal funds purchased and repos	(2)	—	(2)
Other borrowings	(335)	(424)	89
Total interest-bearing liabilities	$(1,036)	$521	$(1,557)

Net interest spread	$13,476	$8,248	$5,228

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. For the year ended December 31, 2013, the provision for loan losses was $3.5 million as compared to $6.4 million for the year ended December 31, 2012 and $7.0 million for the year ended December 31, 2011. The decrease in the provision for loan losses between the years ended December 31, 2013 and 2012 was due to a reduction in charge-offs as a result of a decrease in impaired and classified loans period-over-period and continued stabilization in changes in the fair values on the underlying collateral on impaired loans. Total charge-offs for the year ended December 31, 2013 were $3.8 million as compared to $9.8 million for the year ended December 31, 2012. During the year ended December 31, 2012, the Company strategically resolved an $11.4 million non-performing loan collateralized by 15 gas stations through acceptance of a bulk sale offer at below appraised values. The resolution resulted in a $5.4 million charge-off during the year.

The decrease in the provision for loan losses between the years ended December 31, 2012 and December 31, 2011 was due to a decrease in special mention loans of $13.9 million since December 31, 2011 which have a higher allocation of general reserve, coupled with the improvement in the historic loss factor associated with construction and land development loans. Total charge-offs for the year ended December 31, 2012 were $9.8 million as compared to $7.4 million for the year ended December 31, 2011.

As of December 31, 2013 and 2012, the allowance for loan losses was 0.85% and 1.07%, respectively, of total loans. As of December 31, 2013 and 2012, the allowance for loan losses to non-accrual loans was 60.9% and 45.9%, respectively. The change in the allowance as a percentage of non-accrual loans over the prior year is primarily due to the continued timely charge-off of specific assets and resolution of impaired loans. The Company obtains new appraisals annually for all non-accruing loans and provides specific reserves when values less disposal costs are less than the carrying value of the loans. Specific reserves are generally charged off at the earlier of resolution or within one year.

Non-Interest Income

The following is a schedule of non-interest income for the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Service charges and fees on deposit accounts	$3,332	$3,451	$3,581
Net gains (losses) on sales of other real estate owned	1,133	3,278	(264)
Net gains on sales of securities	824	1,673	364
Net gains on sales of loans held for sale	58	106	58
Increase in cash surrender value of Company owned life insurance	618	498	151
Adjustment to FDIC loss share receivable	(15,250)	(12,488)	(3,236)
Other	1,035	816	1,085
	$(8,250)	$(2,666)	$1,739

Year Ended December 31, 2013, compared to Year Ended December 31, 2012

Non-interest income includes service charges and fees on deposit accounts, net gains on the sales of securities available for sale and other real estate owned and all other items of income, other than interest, resulting from our business activities.

Non-interest income decreased to a net charge of $8.3 million for the year ended December 31, 2013 from a net charge of $2.7 million for the year ended December 31, 2012. The change was due to an increase in adjustments to reduce the FDIC loss share receivable during the year ended December 31, 2013 as compared to the same period in 2012 due to increased resolutions, including sales, payoffs and transfers to other real estate owned, of acquired assets in excess of fair value and changes in cash flows of loss share assets, reduced gains on the sales of other real estate owned and securities available for sale offset by an increase in the earnings on Company owned life insurance.

Service charges on deposit accounts decreased by $119,000 or 3.4% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This decrease was due to the change in the mix and level of transactions on customer accounts year-over-year.

For the year ending December 31, 2013, the Bank sold OREO properties with a carrying value of $8.2 million and recorded net gains on the disposition of $1.1 million as compared to sales of OREO with a carrying value of $24.1 million for net gains of $3.3 million for the year ended December 31, 2012. Net gains related to the resolution of OREO covered under Loss Sharing Agreements was $1.1 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively. Of this amount, approximately $1.0 million was recorded as an adjustment to FDIC loss share receivable due to the changes in estimated cash flows at December 31, 2013 as compared to $3.4 million at December 31, 2012.

During the year ended December 31, 2013, we sold approximately $33.7 million of securities resulting in a net gain of $824,000 as compared to 2012 when we sold $102.5 million of securities for a net gain of $1.7 million.

The increase in earnings on the cash surrender value of Company owned life insurance of $120,000 for the year ended December 31, 2013 as compared to the prior year was due to the purchase of $3.0 million in policies in 2013.

The adjustment to the FDIC loss share receivable during the years ended December 31, 2013 and 2012 represented $15.8 million and $13.7 million of expense, respectively, related to changes in cash flows on assets covered by Loss Sharing Agreement and the resolution of other real estate owned property which reduces the FDIC receivable. These amounts were partially offset by interest income earned on the FDIC receivable of $574,000 and $1.2 million during the years ended December 31, 2013 and 2012, respectively.

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

For the year ending December 31, 2012, the Bank sold OREO properties with a carrying value of $24.1 million and recorded net gains on the disposition of $3.3 million as compared to sales of OREO with a carrying value of $6.1 million for a net loss of $264,000 for the year ended December 31, 2011. Net gains related to the resolution of OREO covered under Loss Sharing Agreements was $3.4 million and $0 for the years ended December 31, 2012 and 2011, respectively. Of this amount, approximately $3.4 million was recorded as an adjustment to FDIC loss share receivable due to the changes in estimated cash flows.

During the year ended December 31, 2012, we sold approximately $102.5 million of securities resulting in a net gain of $1.7 million as compared to 2011 when we sold $20.3 million of securities for a net gain of $364,000.

The increase in earnings on the cash surrender value of Company owned life insurance of $347,000 for the year ended December 31, 2012 as compared to the prior year was due to the purchase of $15.5 million in policies in 2012.

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

Non-Interest Expenses

The following is a schedule of non-interest expense for years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Salaries and employee benefits	$25,023	$24,303	$20,186
Occupancy and equipment	8,100	7,958	7,732
Data processing	3,903	3,686	3,481
Telephone	899	917	814
Stationary and supplies	382	480	387
Amortization of intangibles	745	684	514
Professional fees	1,675	1,631	1,131
Advertising	263	258	293
Merger reorganization expense	1,745	1,784	1,076
Disposal of banking centers and equipment	828	—	—
Regulatory assessment	1,595	1,482	1,395
Other real estate owned expense	2,040	1,245	323
Loan expense	1,448	2,307	1,900
Other	4,626	4,249	3,613
	$53,272	$50,984	$42,845

Year Ended December 31, 2013, compared to Year Ended December 31, 2012

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense, and other operating expenses incurred in supporting our various business activities. During the year ended December 31, 2013, non-interest expense increased to $53.3 million compared to $51.0 million for the year ended December 31, 2012, an increase of $2.3 million or 4.5%. The increase was primarily due to the strategic decision to close two banking centers and the write-off of obsolete equipment as well as an increase in the write-downs to other real estate owned due to updated appraisals received during the year.

Salary and employee benefit costs were $25.0 million for the year ended December 31, 2013, an increase of $720,000 or 3.0%.The change was due primarily to the addition of 14 new employees related to the acquisition of EBI.

Occupancy and equipment increased by $142,000 or 1.8%. The increase was due to the addition of two new banking centers acquired from EBI offset by closures of two legacy banking centers. Of the two banking centers closed, one was located in South Florida and closed in January 2014 and the other was located on the west coast of Florida and closed in the third quarter of 2013. The total estimated annualized occupancy savings due to the closure of these banking centers is approximately $1.0 million per year.

Data processing increased $217,000 or 5.9% from $3.7 million for the year ended December 31, 2012 to $3.9 million for the year ended December 31, 2013 due to increased transactions related to the acquisition of EBI in July 2013.

Merger reorganization expenses were consistent year-over-year. The $1.7 million of expense for the year ended December 31, 2013 was due to the merger and integration of EBI which was completed during the third quarter of 2013. Merger reorganization expense for the year ended December 31, 2012 related to the integration of Old Harbor as well as the merger and integration of AFI. Merger reorganization expenses include legal and professional, IT integration and conversion, severance and lease termination expense.

Disposal of banking centers and equipment relates to the decision to strategically close one banking center in South Florida and close one banking center on the west coast of Florida. The Company recorded an expense of $632,000 for the remaining facility lease, write-off of leasehold improvements and other fixed assets and severance costs. Additionally, the Company disposed of computer storage related equipment which was determined to be obsolete during the quarter ended December 31, 2013 and recorded a charge of $178,000 related to the write-off of these fixed assets.

OREO expense increased by $795,000 to $2.0 million for the year ended December 31, 2013, as compared to $1.2 million for the year ended December 31, 2012. The change was due to an increase in write downs on OREO due to changes in estimated fair values during the year ended December 31, 2013 of $1.1 million as compared to $340,000 for the year ended December 31, 2012.

Loan expenses primarily include the costs associated with the collection of legacy as well as loss sharing assets. Loan expenses decreased by $859,000 from $2.3 million for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2013. The change was primarily due to a reduction in impaired and classified loans period-over-period and a reduction in loans covered under loss sharing agreements.

The increase in other non-interest expenses of $377,000 was due to the EBI Merger.

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

Income Tax Expense (Benefit)

During the year ended December 31, 2013, we recognized income tax expense of $4.1 million due to pre-tax earnings of $11.0 million. During the year ended December 31, 2012, we recognized income tax expense of $2.8 million due to pre-tax earnings of $7.5 million. During the year ended December 31, 2011, we recognized income tax expense of $2.3 million due to pre-tax earnings of $6.0 million. The effective tax rate for the years ended December 31, 2013 and 2012 was 37.3% and 38.1% for the year ended December 31, 2011.

Analysis for Three Month Periods ended December 31, 2013 and 2012

Results of Operations

We recorded net earnings of $2.6 million for the quarter ended December 31, 2013, compared to net earnings of $1.7 million for the quarter ended December 31, 2012. Income for the quarter ended December 31, 2013 was positively impacted by the EBI acquisition in July 2013, an increase in interest income due to net loan growth and purchases of securities available for sale and a reduction in the provision for loan losses quarter over quarter offset by an increase in non-interest expense due to the write-off of computer equipment and write-downs to our other real estate owned portfolio due to updated appraisals received.

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

Net interest earnings for the three-month periods ended December 31, 2013 and 2012 are reflected in the following table:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$1,132,668	$19,682	6.89%	$924,306	$17,321	7.43%
Investment securities	337,525	2,125	2.52%	224,747	1,070	1.90%
Federal funds sold and securities purchased under resale agreements	65,825	157	0.95%	182,199	221	0.48%
Total interest-earning assets	1,536,018	21,964	5.67%	1,331,252	18,612	5.55%
Non interest-earning assets	236,583			232,102
Allowance for loan losses	(10,068)			(9,618)
Total assets	$1,762,533			$1,553,736

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$249,135	$75	0.12%	$165,117	$57	0.14%
Money market accounts	354,508	265	0.30%	335,112	293	0.35%
Savings accounts	62,472	43	0.27%	64,069	42	0.26%
Certificates of deposit	291,623	546	0.74%	320,394	725	0.90%
Fed funds purchased and repurchase agreements	15,180	4	0.13%	15,794	6	0.15%
Federal Home Loan Bank advances and other borrowings	35,400	48	0.54%	—	—	—%
Total interest-bearing liabilities	1,008,318	981	0.39%	900,486	1,123	0.49%

Non-interest bearing liabilities
Demand deposit accounts	507,960			405,857
Other liabilities	10,541			7,115
Total non-interest-bearing liabilities	518,501			412,972
Shareholders’ equity	235,714			240,278
Total liabilities and shareholders’ equity	$1,762,533			$1,553,736
Net interest spread		$20,983	5.29%		$17,489	5.06%

Net interest on average earning assets - Margin			5.42%			5.21%

Our net interest income for the three months ended December 31, 2013 was impacted by an increase in total average earning assets of $204.8 million or 15.4% offset by an increase of $107.8 million or 12.0% in interest bearing liabilities as compared to the three months ended December 31, 2012. The increases were primarily due to the acquisition of EBI in July 2013.

Interest earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $6.2 million as compared to $5.6 million for the same period in 2012. Included in the $6.2 million of accretion of discount for the quarter ended December 31, 2013 was approximately $5.0 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended December 31, 2013, we took a charge of approximately $4.7 million, including $102,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $5.6 million of accretion discount for the quarter ended December 31, 2012 was approximately $3.4 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended December 31, 2012, we took a charge of approximately $3.6 million, including $297,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

Net interest income was $21.0 million for the three months ended December 31, 2013, as compared to $17.5 million for the three months ended December 31, 2012, an increase of $3.5 million, or 20.0%. The change resulted from an increase in total average earning assets of $204.8 million offset by an increase of $107.8 million in interest bearing liabilities, an increase in accretion on acquired loans and a reduction in cost of funds.

The net interest margin (i.e., net interest income divided by average earning assets) increased 21 basis points from 5.21% during the three months ended December 31, 2012 to 5.42% during the three months ended December 31, 2013. Accretion of $6.2 million on acquired loans added approximately 159 basis points to the quarter ended December 31, 2013 net interest margin. Of the 159 basis points, 129 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $5.6 million during the three months ended December 31, 2012, which added approximately 166 basis points to the December 31, 2012 margin. Of the 166 basis points for the quarter ended December 31, 2012, 101 basis points related to resolved loss share assets and changes in cash flows.

For the three months ended December 31, 2013, average loans represented 73.7% of total average interest-earnings assets and 76.5% of total average deposits and customer repurchase agreements, compared to average loans of 69.4% of total average interest-earning assets and average loans of 70.8% to total average deposits and customer repurchase agreements at December 31, 2012. Our cost of funds was approximately 8 basis points lower for the three months ended December 31, 2013, as compared to December 31, 2012, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three months ended December 31, 2013 and 2012:

	December 31, 2013 and 2012
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$2,361	$3,690	$(1,329)
Investment securities	1,055	642	413
Federal funds sold and securities purchased under resale agreements	(64)	(195)	131

Total interest-earning assets	$3,352	$4,137	$(785)
Liabilities
Interest-bearing liabilities
NOW accounts	$18	$26	$(8)
Money market accounts	(28)	16	(44)
Savings accounts	1	(1)	2
Certificates of deposit	(179)	(61)	(118)
Fed funds purchased and repurchase agreements	(1)	—	(1)
Other borrowings	48	48	—

Total interest-bearing liabilities	(141)	28	(169)

Net interest spread	$3,493	$4,109	$(616)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

The following is a schedule of non-interest income for the three months ended December 31, 2013 and 2012:

	Three months ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	Difference
Service charge and fees on deposit accounts	$863	$858	$5
Net gains on sales of other real estate owned	120	305	(185)
Net gains on sales of securities	—	—	—
Net gains on sales of loans held for sale	—	26	(26)
Increase in cash surrender value of Company owned life insurance	167	155	12
Adjustment to FDIC loss share receivable	(4,673)	(3,221)	(1,452)
Other	274	209	65
Total non-interest income	$(3,249)	$(1,668)	$(1,581)

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $1.6 million for the quarter ended December 31, 2013 when compared to the quarter ended December 31, 2012. The decrease was the result of an increase in the adjustment to the FDIC loss share receivable due to a reduction in resolutions of assets above their carrying value and a reduction in gains on the sale of other real estate owned quarter over quarter.

During the three months ended December 31, 2013, we received proceeds from the sale of OREO properties of $1.1 million with a carrying value of $971,000 and recorded a net gain of $120,000 on the these dispositions as compared to sales of $4.1 million of OREO with a carrying value of $3.8 million resulting in a net gain of $305,000 for the three months ended December 31, 2012.

The adjustment to the FDIC loss share receivable during the quarter ended December 31, 2013 represented a $4.7 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $3.6 million for the quarter ended December 31, 2012. These amounts were partially offset by interest income earned on the FDIC receivable of $21,000 and $344,000 for the quarters ended December 31, 2013 and 2012, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $581,000, or 4.8%, from $12.2 million for the three months ended December 31, 2012 to $12.8 million for the three months ended December 31, 2013, primarily due to the write-off of computer storage equipment that was deemed obsolete and write downs to other real estate owned quarter-over-quarter.

The following summarizes the changes in non-interest expense accounts for the three months ended December 31, 2013 compared to the three months ended December 31, 2012:

	Three months ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	Difference
Salaries and employee benefits	$6,195	$6,199	$(4)
Occupancy and equipment	1,987	1,936	51
Data processing	1,008	896	112
Telephone	229	198	31
Stationery and supplies	97	94	3
Amortization of intangibles	202	178	24
Professional fees	402	455	(53)
Advertising	63	56	7
Disposal of banking centers and equipment	178	—	178
Regulatory assessment	414	355	59
OREO expense	548	276	272
Loan expense	227	510	(283)
Other	1,224	1,040	184
Total non-interest expense	$12,774	$12,193	$581

Salaries and employee benefits was impacted in the fourth quarter 2013 by an increase in salaries due to the Enterprise acquisition offset by a reduction in contributions to our retirement plans as compared to the quarter ended December 31, 2012.

Data processing expenses increased by $112,000 from $896,000 for the quarter ended December 31, 2012 as compared to $1.0 million for the quarter ended December 31, 2012 due to an increase in the number of transactions resulting from the EBI acquisition.

Disposal of banking centers and equipment relates to the write-off of computer storage equipment which was deemed obsolete and replaced during the quarter ended December 31, 2013. We incurred a charge of $178,000 related to this disposal of fixed assets.

Other real estate owned (“OREO”) expense increased by approximately $272,000 to $548,000 for the three months ended December 31, 2013, as compared to $276,000 for the three months ended December 31, 2012. The change was primarily due to write downs of $359,000 on OREO properties due to changes in the estimated fair values during the quarter ended December 31, 2013 as compared to none for the quarter ended December 31, 2012.

Loan expense includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense decreased by $283,000 from $510,000 for the three months ended December 31, 2012 to $227,000 for the three months ended December 31, 2013. The change was primarily due to a reduction in non-performing assets and assets covered under Loss Sharing Agreements.

Other expense increased $184,000 from $1.0 million for the quarter ended December 31, 2012 to $1.2 million for the quarter ended December 31, 2013. The change was primarily due to increases in expenses due to increased transactions and volume as the result of the EBI acquisition.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended December 31, 2013, we recorded $780,000 in provision for loan losses as compared to $900,000 for the three months ended December 31, 2012. The decrease in the provision for loan losses quarter-over-quarter was due to a continued reduction of impaired and special mention assets. Charge-offs for the quarter ended December 31, 2013 were $1.1 million as compared to $508,000 for the quarter ended December 31, 2012.

We recorded income tax expense of $1.6 million for the three months ended December 31, 2013, compared to $1.0 million for the three months ended December 31, 2012. The change is due to higher pretax income for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

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

Interest Rate Risk Management

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as non-interest-bearing deposits and shareholders’ equity.

We manage our interest rate risk through 1st United’s Asset Liability Committee (“ALCO”) Board Committee which meets at least quarterly and through our internal management committee which meets more frequently. Management closely monitors 1st United’s interest at risk calculations through model simulations and reports the results of its rate stress testing to ALCO on a quarterly basis.

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

The following tables illustrate the above measurements at December 31, 2013:

Net Interest Margin Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Net interest income at one year	$56,971	$59,428	$61,989	$63,221	$63,339	$63,897	$64,361
Interest change	(6,250)	(3,793)	(1,232)	—	118	675	1,140
Percentage change	(9.89)%	(6.00)%	(1.95)%	—	0.19%	1.07%	1.80%
Net interest income at two years	$50,439	$55,147	$59,777	$62,402	$63,434	$64,748	$66,006
Interest change	(11,963)	(7,255)	(2.625)	—	1,032	2,346	3,604
Percentage change	(19.17)%	(11.63)%	(4.21)%	—	1.65%	3.76%	5.78%

Economic Value of Equity Actual Change at (+ or -) hundred-basis point change in interest rates
(Dollars in thousands)	-300	-200	-100	0	100	200	300
Equity value at one year	$317,756	$280,574	$258,158	$252,271	$231,972	$215,248	$199,167
Value change at:	65,485	28,302	5,887	—	(20,299)	(37,023)	(53,104)
Percent change at:	25.96%	11.22%	2.33%	—	(8.05)%	(14.68)%	(21.05)%

Rate Sensitive Assets over Rate Sensitive Liabilities

At December 31, 2013, the twelve-month gap position was at ..78.

(Dollars in thousands)	Up to 3 months	>3 months <1 year	>1 year <3 years	>3 years <5 years	>5 years	Total
Interest-earning deposits	$152,521	$—	$—	$—	$—	$152,521
Federal funds sold	408	—	$—	$—	—	408
Securities available for sale	8,887	26,279	67,819	67,005	157,971	327,961
Nonmarketable equity securities	—	—	—	—	9,997	9,997
Loans	360,915	191,913	248,447	147,550	142,262	1,091,087
Total interest-earning assets	$522,731	$218,192	$316,266	$214,555	$310,230	$1,581,974

NOW accounts	$158,661	$—	$—	$—	$—	$158,661
IOTA accounts	186,199	—	—	—	—	186,199
Money market accounts	328,736	—	—	—	—	328,736
Regular savings accounts	60,338	—	—	—	—	60,338
Certificate of deposit	79,687	122,843	78,200	6,938	—	287,668
Repurchase agreements	14,363	—	—	—	—	14,363
Feds funds purchased & FHLB advances	—	—	35,018	—	—	35,018
Total interest-bearing liabilities	$827,984	$122,843	$113,218	$6,938	$—	$1,070,983
Gap	$(305,253)	$95,349	$203,048	$207,617	$310,230	$510,991
Cumulative gap	$(305,253)	$(209,904)	$(6,856)	$200,761	$510,991
Cumulative gap ratio	0.63	0.78	0.99	1.19	1.48

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

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities, offset by those provided by operating activities and financing activities, resulted in a net decrease in cash and cash equivalents of $8.9 million from December 31, 2012 to December 31, 2013. During the year ended December 31, 2013, we experienced net cash transferred from acquisitions of $39.9 million, proceeds from sales of securities and maturities and prepayments of $91.2 million and net increases in deposits of $68.2 million primarily due to a $128 million customer deposit in December 2013 which was withdrawn in early January 2014 offset by reductions in higher interest-bearing accounts. These increases were offset by purchases of securities of $174.4 million and proceeds and net loan originations of $51.9 million.

Our securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as primary sources of liquidity for us. At December 31, 2013, we had cash and due from bank balances of $198.2 million and available to be pledged securities in the amount of $297.8 million.

In November 2013, we filed a shelf registration statement on Form S-3 with the SEC through which we may sell from time to time any combination of common stock, preferred stock, debt securities, warrants, subscription rights, and units, in one or more offerings. We may seek to obtain debt or equity financings in the future. Such financings, however, may not be available on terms acceptable to us, or at all. In addition, the Loss Sharing Agreements with the FDIC limit our ability to raise additional equity if a change of control would occur as defined in the Loss Sharing Agreements.

At December 31, 2013, we had borrowings from the FHLB of $35.0 million. At December 31, 2013, we had commitments to originate loans totaling $51.7 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2013 totaled $202.5 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At December 31, 2013, we had short-term lines of credit available from correspondent banks totaling $73.0 million, Federal Reserve Bank discount window availability of $69.0 million and borrowing capacity from the FHLB of $60.4 million based on collateral pledged, for a total credit available of $202.4 million. In addition, being “well capitalized,” 1st United can access the wholesale deposits for approximately $395.6 million based on current policy limits.

Contractual Obligations

Contractual agreements at December 31, 2013 were as follows:

(Dollars in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Certificates of deposit	$287,668	$202,530	$78,200	$6,938	$—
Federal Home Loan Bank Advances	35,000	—	35,000	—	—
Operating leases	19,055	3,444	5,659	3,555	6,397

Total	$341,723	$205,974	$118,859	$10,493	$6,397

We discuss our securities portfolio, deposits and borrowings further in Item 1. Business.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

(Dollars in thousands)	Years ended December 31,
	2013	2012

Balance at beginning of period	$236,690	$215,351
Issuance of common stock for acquisition, net of costs of $61	—	19,065
Exercise of stock options	11	—
Stock based compensation expense	1,508	1,258
Dividends paid	(1,029)	(3,407)
Dividends declared	(3,428)	—
Net income	6,871	4,728
Change in unrealized gains (losses) on available for sale securities	(10,515)	(305)

Balance at end of period	$230,108	$236,690

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2013, 1st United met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 15.47%, a Tier 1 risk-based capital ratio of 14.61%, and a Tier I leverage ratio of 9.66%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. The following represents Bancorp’s regulatory capital ratios for the respective periods:

		December 31,
	Well Capitalized Regulatory Requirement	2013		2012
Total capital to risk-weighted assets	10.00%	15.47%		22.43%
Tier I capital to risk-weighted assets	6.00%	14.61%		21.21%
Tier I capital to total average assets	5.00%	9.66	%(a)	11.44%

(a) Tier I capital to year end assets was 9.21%.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2013, we had $51.7 million in commitments to originate loans and $8.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The general component considers the actual historical charge-offs over a rolling two-year period by portfolio segment. The actual historical charge-off ratio is adjusted for qualitative factors including delinquency trends, loss and recovery trends, classified asset trends, non-accrual trends, economic and business conditions and other external factors by portfolio segment of loans.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. We acquired First Western Bank, on April 7, 2004, Equitable on February 29, 2008, Citrus on August 15, 2008, Republic on December 11, 2009, TBOM on December 17, 2010, Old Harbor on October 21, 2011, AFI in April of 2012 and EBI in July 2013. Consequently, we were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2013, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

FDIC Loss Share Receivable

We have entered into agreements with the FDIC for reimbursement of losses within certain acquired loan portfolios. The FDIC loss share receivable is recorded at fair value on the date of acquisition based upon the expected reimbursements to be received from the FDIC adjusted by a discount rate which reflects counter party credit risk and other uncertainties. Changes in the underlying credit quality of the loans covered by the FDIC loss share receivable result in either an increase or a decrease in the FDIC loss share receivable. Deterioration in loan credit quality increases the FDIC loss share receivable; increases in credit quality decrease the FDIC loss share receivable. Proceeds received for reimbursement of incurred losses reduce the FDIC loss share receivable.

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

The primary objective of asset/liability management is to provide an optimum and stable net interest margin, after-tax return on assets and return on equity capital, as well as adequate liquidity and capital. Interest rate risk is measured and monitored through gap analysis, which measures the amount of re-pricing risk associated with the balance sheet at specific points in time. See “Interest Rate Risk Management” and “Liquidity and Capital Resources” presented in Item 7 above for quantitative disclosures in tabular format, as well as additional qualitative disclosures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st United Bancorp, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of 1st United Bancorp, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the current year acquisition of Enterprise Bancorp, Inc. from the scope of management’s report on internal control over financial reporting. As such, this acquired institution has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st United Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
February 10, 2014

1st UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2013	2012

ASSETS
Cash and due from financial institutions	$197,813	$206,871
Federal funds sold	408	246
Cash and cash equivalents	198,221	207,117
Securities available for sale	327,961	260,122
Loans held for sale	—	524
Loans, net of allowance of $9,648 and $9,788 at year ends 2013 and 2012, respectively	1,124,571	903,600
Nonmarketable equity securities	9,977	8,625
Premises and equipment, net	16,944	17,780
Other real estate owned	18,580	19,529
Company-owned life insurance	24,710	21,092
FDIC loss share receivable	29,331	48,568
Goodwill	63,991	58,499
Core deposit intangible	3,807	3,268
Accrued interest receivable and other assets	27,020	19,888
Total assets	$1,845,113	$1,568,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$526,311	$426,968
Interest bearing	1,021,602	876,054
Total deposits	1,547,913	1,303,022
Federal funds purchased and repurchase agreements	14,363	19,855
Federal Home Loan Bank advances	35,018	—
Accrued interest payable and other liabilities	17,711	9,045
Total liabilities	1,615,005	1,331,922

Commitments and contingencies (Note 18)

Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized and undesignated at year end, respectively; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,288,841 and 34,070,270 issued and outstanding at year end 2013 and 2012, respectively	343	341
Additional paid-in capital	239,606	238,089
Accumulated deficit	(1,584)	(3,998)
Accumulated other comprehensive income (loss)	(8,257)	2,258
Total shareholders’ equity	230,108	236,690
Total liabilities and shareholders’ equity	$1,845,113	$1,568,612

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012, and 2011
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

Interest income:
Loans, including fees	$71,948	$66,929	$55,311
Securities	7,153	5,106	4,362
Federal funds sold and other	649	814	736
Total interest income	79,750	72,849	60,409
Interest expense:
Deposits	3,680	5,292	5,991
Federal funds purchased and repurchase agreements	17	14	16
Federal Home Loan Bank advances	93	7	230
Other borrowings	—	—	112
Total interest expense	3,790	5,313	6,349

Net interest income	75,960	67,536	54,060

Provision for loan losses	3,475	6,350	7,000

Net interest income after provision for loan losses	72,485	61,186	47,060

Non-interest income:
Service charges and fees on deposit accounts	3,332	3,451	3,581
Net gains (losses) on sales of other real estate owned	1,133	3,278	(264)
Net gains on sales of securities	824	1,673	364
Net gains on sales of loans held for sale	58	106	58
Increase in cash surrender value of Company owned life insurance	618	498	151
Adjustment to FDIC loss share receivable	(15,250)	(12,488)	(3,236)
Other	1,035	816	1,085
Total non-interest income	(8,250)	(2,666)	1,739
Non-interest expense:
Salaries and employee benefits	25,023	24,303	20,186
Occupancy and equipment	8,100	7,958	7,732
Data processing	3,903	3,686	3,481
Telephone	899	917	814
Stationery and supplies	382	480	387
Amortization of intangibles	745	684	514
Professional fees	1,675	1,631	1,131
Advertising	263	258	293
Merger reorganization expense	1,745	1,784	1,076
Disposal of banking centers and equipment	828	—	—
Regulatory assessment	1,595	1,482	1,395
Other real estate owned expense	2,040	1,245	323
Loan expense	1,448	2,307	1,900
Other	4,626	4,249	3,613
Total non-interest expense	53,272	50,984	42,845

Income before income taxes	10,963	7,536	5,954
Income tax expense	4,092	2,808	2,282

Net income	$6,871	$4,728	$3,672

Basic earnings per common share	$0.20	$0.14	$0.13
Diluted earnings per common share	$0.20	$0.14	$0.13

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012, and 2011
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Net income	$6,871	$4,728	$3,672
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(16,035)	1,181	3,623
Reclassification adjustment for securities gains (losses) included in net income	(824)	(1,673)	(364)
Income tax benefit (expense)	6,344	187	(1,228)
Other comprehensive income (loss)	(10,515)	(305)	2,031
Comprehensive income (loss)	$(3,644)	$4,423	$5,703

(1)	Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2013, 2012 and 2011 was $310, $630 and $137, respectively.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at December 31, 2010	24,793,089	$248	$181,697	$(8,991)	$532	$173,486
Net income	—	—	—	3,672	—	3,672
Other comprehensive income	—	—	—	—	2,031	2,031
Stock-based compensation expense	—	—	1,072	—	—	1,072
Restricted stock grants	25,943	1	(1)	—	—	—
Issuance of common stock, net of cost of $2,285	5,750,000	58	35,032	—	—	35,090
Balance at December 31, 2011	30,569,032	$307	$217,800	$(5,319)	$2,563	$215,351
Net income	—	—	—	4,728	—	4,728
Other comprehensive loss	—	—	—	—	(305)	(305)
Stock-based compensation expense	—	—	1,258	—	—	1,258
Restricted stock grants	360,884	3	(3)	—	—	—
Dividends paid ($0.10 per share)	—	—	—	(3,407)	—	(3,407)
Issuance of common stock, net of costs of $61	3,140,354	31	19,034	—	—	19,065
Balance at December 31, 2012	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	6,871	—	6,871
Other comprehensive loss	—	—	—	—	(10,515)	(10,515)
Dividends paid ($0.03 per share)	—	—	—	(1,029)	—	(1,029)
Dividends declared ($0.10 per share)	—	—	—	(3,428)	—	(3,428)
Stock-based compensation expense	—	—	1,508	—	—	1,508
Exercise of stock options	1,785	—	11	—	—	11
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at December 31, 2013	34,288,841	$343	$239,606	$(1,584)	$(8,257)	$230,108

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from operating activities
Net income	$6,871	$4,728	$3,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	3,475	6,350	7,000
Depreciation and amortization	3,745	3,377	2,741
Net accretion of purchase accounting adjustments	(22,281)	(19,101)	(8,863)
Net amortization of securities	3,318	2,636	1,423
Adjustment to FDIC receivable	15,250	12,488	3,236
Increase in cash surrender value of company-owned life insurance	(618)	(498)	(151)
Stock-based compensation expense	1,508	1,258	1,072
Net (gains) losses on sales of securities	(824)	(1,673)	(364)
Net (gains) losses on other real estate owned	(1,133)	(3,278)	264
Net loss on premises and equipment	—	11	32
Disposal of banking centers and equipment	828	—	—
Net gain on sales of loans held for sale	(58)	(106)	(58)
Write downs on other real estate owned property	1,143	340	—
Loans originated for sale	(3,107)	(6,483)	(3,422)
Proceeds from sales of loans held for sale	3,689	6,165	8,180
Net change in:
Deferred income taxes	(195)	(6,441)	1,692
Deferred loan fees	(19)	(63)	(164)
Accrued interest receivable and other assets	(603)	9,210	(4,826)
Accrued interest payable and other liabilities	1,472	(1,464)	2,979
Net cash provided by (used in) operating activities	12,461	7,456	14,443
Cash flows from investing activities
Proceeds from sales and calls of securities	33,705	102,521	20,288
Proceeds from security maturities and prepayments	57,495	69,688	38,975
Purchases of securities	(174,421)	(194,322)	(125,522)
Loan originations and payments, net	(51,866)	79,262	105,877
Proceeds from sale of other real estate owned	9,377	27,350	6,405
Cash received from FDIC loss sharing agreements	6,460	11,559	14,095
Redemption of nonmarketable equity securities	1,784	3,078	7,728
Purchase of nonmarketable equity securities	(1,281)	—	—
Proceeds from maturity of time deposit	—	—	75
Cash transferred in connection with acquisitions	39,861	(11,188)	33,833
Additions to premises and equipment, net	(1,135)	(1,727)	(4,206)
Purchase of company-owned life insurance	(3,000)	(15,500)	(215)
Net cash provided by (used in) investing activities	(83,021)	70,721	97,333
Cash flows from financing activities
Net change in deposits	68,174	(39,186)	(92,304)
Net change in federal funds purchased and repurchase agreements	(5,492)	11,109	(4,140)
Net change in short-term Federal Home Loan Bank advances	—	(5,000)	—
Net change in other borrowings	—	—	(4,750)
Issuance of common stock, net of expense	—	—	35,090
Exercise of stock options	11	—	—
Dividends paid	(1,029)	(3,407)	—
Net cash provided by (used in) financing activities	61,664	(36,484)	(66,104)
Net change in cash and cash equivalents	(8,896)	41,693	45,672
Beginning cash and cash equivalents	207,117	165,424	119,752
Ending cash and cash equivalents	$198,221	$207,117	$165,424
Supplemental cash flow information:
Interest paid	$3,822	$5,429	$6,701
Income taxes paid	2,910	357	—

Supplemental disclosures of noncash activities:
Transfer of loans to other real estate owned	8,438	29,952	10,503
Dividends declared	3,428	—	—

See accompanying notes to the consolidated financial statements

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At December 31, 2013, EEL held $2,388 in performing loans.

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
(Dollar amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Hillsborough, Orange, Palm Beach, Pinellas Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

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

Certain Acquired Loans: As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310-30 to determine whether (1) there was evidence of credit deterioration since origination, and (2) it was probable that we would not collect all contractually required payment receivable. The Company determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified by us based on our review of each individual loan. Therefore, generally each individual loan that should have been or was on nonaccrual at the acquisition date, loans contractually past due 60 days or more, and each individual loan that was classified as either special mention, substandard or loss were subject to ASC 310-30.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Allowance for Loan Losses: In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the allowance necessary to provide for probable incurred credit losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling two year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors added approximately 7 and 11 basis points to the general reserve of the allowance for loan losses at December 31, 2013 and 2012, respectively.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Goodwill and Core Deposit Intangible: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

The FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the Covered Assets. Prior to October 1, 2012, any increases in cash flows of Covered Assets would be accreted into income over the life of the Covered Asset and would reduce immediately the FDIC Loss Share Receivable. Subsequent to October 1, 2012, due to the adoption of new guidance by the Financial Accounting Standards Board (“FASB”) any increases in cash flows of Covered Assets will be accreted into income over the life of the covered asset with a reduction to the FDIC Loss Share Receivable over the shorter of the life of the loan or the remaining term of the respective Loss Share Agreements. Any decreases in the expected cash flows of the Covered Assets will result in the impairment to the Covered Asset and an increase in the FDIC Loss Share Receivable to be reflected immediately. Non-cash adjustments to the FDIC Loss Share Receivable are recorded to non-interest income.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements became effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

NOTE 2 –ACQUISITIONS

Enterprise Bancorp Inc.

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

Pursuant to the terms of the Merger Agreement, each share of EBI common stock issued and outstanding was converted into the right to receive consideration based on EBI’s total consolidated assets and the EBI Tangible Book Value (as defined in the Merger Agreement) as of June 30, 2013. The total value of the consideration paid to EBI shareholders was approximately $45,565, which consisted of approximately $5,115 in cash(less the $400 holdback described below), $22,138 in loans (including all nonperforming loans), other real estate, and repossessed assets of Enterprise and $18,312 in impaired and below investment grade securities and other investments of Enterprise. Each holder of a share of EBI common stock was entitled to consideration from the Company equal to approximately $6.01 per share (less their per share pro rata portion of the $400 holdback described below). The total consideration paid to all EBI shareholders in connection with the Merger was subject to a holdback amount of $400 to defray potential damages and related expenses incurred to defend or settle certain litigation. The Company does not anticipate the litigation and related costs will exceed the $400. The Company recorded goodwill associated with the transaction of approximately $5,492 which is not deductible for tax purposes. The Company acquired a net deferred tax liability of $233 and recorded a deferred tax asset in other assets as a result of purchase accounting adjustments.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities, and deposits with the assistance of third party valuations. The valuation of FHLB advances was based on current rates for similar borrowings. The estimated fair values over loans are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

	July 1, 2013 (as initially reported)	Measurement Period Adjustments	July 1, 2013 (As adjusted)
Cash	$44,576	$—	$44,576
Securities available for sale	3,972	—	3,972
Federal Home Loan Bank stock	1,855	—	1,855
Loans	159,168	—	159,168
Core deposit intangible	1,283	—	1,283
Fixed assets	421	—	421
Other assets	1,039	—	1,039
TOTAL ASSETS ACQUIRED	$212,314	$—	$212,314

Deposits	$177,160	$—	$177,160
Federal Home Loan Bank advances	35,025	—	35,025
Other	1,143	(237)	906
TOTAL LIABILITIES ASSUMED	$213,328	$(237)	$213,091

Excess of liabilities assumed over assets acquired	$1,014	$(237)	$777
Cash paid	4,715	—	4,715
Goodwill	$5,729	$(237)	$5,492

The following summarizes the net interest and other income, net income and earnings per share as if the merger with EBI was effective as of January 1, 2012, the beginning of the annual period prior to acquisition. With the integration of operations during the year ended December 31, 2013, the income associated with the merger of EBI is impractical to determine. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Years ended December 31,
	2013(1)	2012(1)
Net interest and non-interest income	$67,514	$69,036

Net income	6,477	6,499

Basic earnings per share	0.19	0.19

Diluted earnings per share	0.19	0.19

(1)	The merger was effective July 1, 2013. There were no proforma adjustments subsequent to July 1, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 –ACQUISITIONS (continued)

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
(Dollar amounts in thousands, except per share data)

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

The operating results of the Company for the year ending December 31, 2013 includes the operating results of AFI since the acquisition date of April 1, 2012. The following summarizes the net interest and other income, net income and earnings per share as if the merger with AFI was effective as of the beginning of the comparable prior annual reporting period presented. There was no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

(Dollars in thousands, except per share data)	Years ended December 31,
	2013	2012(1)
Net interest and other income	$67,710	$66,903

Net income	6,871	4,846

Basic earnings per share	0.20	0.13

Diluted earnings per share	0.20	0.13

(1)	The merger was effective April 1, 2012. There were no proforma adjustments subsequent to April 1, 2012.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2013
U.S. Treasury	$935	$—	$(17)	$918
Municipal Securities	6,368	—	(764)	5,604
Commercial mortgaged-backed	4,469	—	(395)	4,074
Residential collateralized mortgage obligations	826	—	(8)	818
Residential mortgage-backed	328,602	442	(12,497)	316,547

	$341,200	$442	$(13,681)	$327,961

2012
Municipal Securities	$500	$—	$(31)	$469
Residential collateralized mortgage obligations	3,793	—	(34)	3,759
Residential mortgage-backed	252,208	3,831	(145)	255,894

	$256,501	$3,831	$(210)	$260,122

At December 31, 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and commercial and residential mortgage-backed securities at December 31, 2013 and 2012 were issued or sponsored by U.S. Government agencies.

The amortized cost and fair value of debt securities at December 31, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	935	918
Due after ten years	6,368	5,604
Commercial mortgage-backed	4,469	4,074
Residential mortgage-backed and residential collateralized mortgage obligations	329,428	317,365
	$341,200	$327,961

Securities available for sale at December 31, 2013 and 2012 with a fair value of $30,208 and $28,891, respectively, were pledged to secure public deposits and repurchase agreements.

Securities purchased during the years ended December 31, 2013, 2012, and 2011 were $174,421, $194,322 and $125,522, respectively. We purchase securities using excess cash reserves.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES (continued)

Proceeds and gross gains and (losses) from the sale of securities available for sales for the years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

	December 31,
	2013	2012	2011
Proceeds from sale	$33,705	$102,521	$20,288
Gross gain	$856	$1,673	$364
Gross loss	(32)	—	—
Net gains on sales of securities	$824	$1,673	$364

The income tax expense related to these net gains on sales of securities was $310, $630 and $140, respectively, for the years ended December 31, 2013, 2012 and 2011.

Gross unrealized losses at December 31, 2013 and 2012, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2013
U.S. Treasury	$918	$(17)	$—	$—	$918	$(17)
Municipal Securities	5,190	(678)	413	(86)	5,603	(764)
Residential collateralized mortgage obligations	—	—	818	(8)	818	(8)
Commercial mortgaged-backed	—	—	4,073	(395)	4,073	(395)
Residential mortgage-backed	277,291	(12,353)	3,644	(144)	280,935	(12,497)

	$283,399	$(13,048)	$8,948	$(633)	$292,347	$(13,681)
2012
Municipal Securities	469	$(31)	$—	$—	$469	$(31)
Residential collateralized mortgage obligations	$3,759	(34)	—	—	3,759	(34)
Residential mortgage-backed	35,838	(145)	14	—	35,852	(145)

	$40,066	$(210)	$14	$—	$40,080	$(210)

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

At December 31, 2013, 100% of the residential and commercial mortgage mortgage-backed securities as well as residential collateralized mortgage obligations held by the Company were issued by the U.S. government and U.S. government sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES (continued)

At December 31, 2013, there were 92 available for sale securities with unrealized losses of which one was a U.S. Treasury security, eight were municipal securities, three were residential collateralized mortgage obligations, one was a commercial mortgage-backed security and 79 were residential mortgage backed securities. At December 31, 2012, there were 15 available for sale securities with unrealized losses of which one was a municipal security, three were residential collateralized mortgage obligations, one was a commercial mortgage-backed security, and 10 were residential mortgage backed securities. At December 31, 2013 and 2012, securities with unrealized losses had depreciated 4.68% and 0.52%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell these securities prior to their anticipated recovery. The Company does not consider these securities to be other–than–temporarily impaired at December 31, 2013.

NOTE 4 - LOANS

Loans at year end were as follows:

	December 31, 2013			December 31, 2012
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$27,573	$182,691	$210,264	$33,025	$146,473	$179,498
Real estate:
Residential	68,259	110,585	178,844	86,981	78,936	165,917
Commercial	144,311	555,540	699,851	198,666	315,908	514,574
Construction and land development	6,505	28,781	35,286	8,426	33,463	41,889
Consumer and other	2	9,733	9,735	11	11,279	11,290
Total loans	$246,650	$887,330	1,133,980	$327,109	$586,059	913,168

Add (deduct):
Unearned income and net deferred loan (fees) costs			239			220
Allowance for loan losses			(9,648)			(9,788)
Loans, net of allowance			$1,124,571			$903,600

The Company has segregated and evaluates its loan portfolio through five portfolio segments. The five segments are commercial, residential real estate, commercial real estate, construction and land development, consumer and other. Most of the Company’s business activity is with customers located in Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Hillsborough, Palm Beach and Pinellas Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Commercial loans borrowers consist of small-to medium-sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets although other commercial loans may be uncollateralized but guaranteed.

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

The initial fair value for loans acquired in the EBI and AFI Acquisition without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations for EBI loans, and in part relied on a third party for the valuation of loans at July 1, 2013. The aggregate contractual balance was $161,078 with purchase accounting discounts of $1,910 for a net carrying value of $159,168.  The fair value adjustment of $1,910 will be accreted into interest income over the average life of the loans. Management prepared the purchase price allocations for AFI loans, and in part relied on a third party for the valuation of covered non-impaired loans at April 1, 2012. The aggregate contractual balance was $125,988 with purchase accounting discounts of $3,650 for a net carrying value of $122,338.  The fair value adjustment of $3,650 will be accreted into interest income over the average life of the loans.

The Company has purchased loans as part of its acquisitions AFI in 2012, Old Harbor from the FDIC in 2011, TBOM from the FDIC in 2010, and Republic from the FDIC in 2009, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Commercial	$21,930	$27,603	$22,173
Real estate	86,533	126,819	161,947
Construction and land development	4,964	12,761	19,411
Consumer	64	64	—

Unpaid principal balance	$113,491	$167,247	$203,531

Carrying amount	$65,215	$84,186	$104,767

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

For those purchased credit impaired loans disclosed above, the Company increased the allowance for loan losses by $107, $368, and $432 during 2013, 2012 and 2011, respectively. The allowance for loan losses related to these loans was $1,011, $1,020 and $652 at year end 2013, 2013 and 2011, respectively. No allowance for loan losses was reversed during the years ended 2013, 2012 or 2011.

During the years ended December 31, 2013 and 2012, the Company accreted $14,701 and $11,837, respectively, into interest income on acquired loans. The remaining accretable discount was $19,453 at December 31, 2013. In addition, $62,881 of the $65,215 in loans are covered by the FDIC loss share agreements.

Loans purchased during the year for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

	2013	2012	2011
Contractually required payments receivable of loans purchased during the year:	$—	$15,339	$55,651

Cash flows expected to be collected at acquisition	$—	$9,077	$29,936
Fair value of acquired loans at acquisition	$—	$7,927	$24,178

Accretable yield, or income expected to be collected, was as follows.

Balance at January 1, 2011	$20,887
New loans purchased	5,758
Accretion of income	(6,421)
Reclassifications from non-accretable difference	217
Balance at December 31, 2011	20,441
New loans purchased	1,150
Accretion of income	(7,720)
Reclassifications from non-accretable difference	22,583
Resolution of covered assets	(4,117)
Balance at December 31, 2012	$32,337
New loans purchased	—
Accretion of income	(8,632)
Reclassifications from non-accretable difference	1,817
Resolution of covered assets	(6,069)
Balance at December 31, 2013	$19,453

Resolutions of covered assets includes sales, payoffs and transfers to (and sales of) other real estate owned in an amount in excess of the amount expected.

Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were as follows:

	2013	2012	2011
Loans purchased during the year	$—	$1,559	$4,778
Loans at end of year	2,764	5,487	6,435

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	1,007	867	2,005	(458)	54	3,475
Loans charged off	(724)	(309)	(1,862)	(898)	(17)	(3,810)
Recoveries	66	10	9	96	14	195
Ending Balance, December 31, 2013	$3,084	$2,437	$3,550	$485	$92	$9,648

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2012	$3,111	$1,945	$5,302	$2,409	$69	$12,836
Provisions for loan losses	5,229	754	1,145	(700)	(78)	6,350
Loans charged off	(5,648)	(1,019)	(3,159)	—	—	(9,826)
Recoveries	43	189	110	36	50	428
Ending Balance, December 31, 2012	$2,735	$1,869	$3,398	$1,745	$41	$9,788

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2011	$3,832	$3,026	$4,145	$1,895	$152	$13,050
Provisions for loan losses	522	1,735	3,059	1,640	44	7,000
Loans charged off	(1,306)	(2,829)	(1,937)	(1,162)	(132)	(7,366)
Recoveries	63	13	35	36	5	152
Ending Balance, December 31, 2011	$3,111	$1,945	$5,302	$2,409	$69	$12,836

The allocation of the allowance for loan losses by portfolio segment at December 31, 2013 and 2012 was as follows:

As of December 31, 2013:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Loans individually evaluated for impairment	$3,937	$3,567	$19,625	$3,830	$—	$30,959
Purchase credit impaired loans	7,426	16,556	38,854	2,354	25	65,215
Loans collectively evaluated for impairment	198,901	158,721	641,372	29,102	9,710	1,037,806
Total	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

As of December 31, 2012:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$510	$474	$1,128	$1,002	$—	$3,114
Purchase credit impaired loans	355	359	306	—	—	1,020
Total Specific Reserves	865	833	1,434	1,002	—	4,134
General reserves	1,870	1,036	1,964	743	41	5,654
Total	$2,735	$1,869	$3,398	$1,745	$41	$9,788

Loans individually evaluated for impairment	$4,168	$5,825	$24,006	$6,094	$—	$40,093
Purchase credit impaired loans	8,923	18,363	52,276	4,221	30	83,813
Loans collectively evaluated for impairment	166,407	141,729	438,292	31,574	11,260	789,262
	$179,498	$165,917	$514,574	$41,889	$11,290	$913,168

The following table represents loans individually evaluated for impairment by class of loan as of December 31, 2013:

	Recorded Investment in Impaired Loans With Allowance
December 31, 2013	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,254	$1,089	$192	$632	$632	$171
HELOCs and equity	39	38	38	191	191	59

Commercial:
Secured – non-real estate	359	357	53	3,719	1,537	730
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	302	274	23	1,469	1,049	41
Non-owner occupied	466	329	76	4,291	4,283	273
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	527	527	271
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	—	—	—

Total December 31, 2013	$2,474	$2,139	$434	$10,829	$8,219	$1,545

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
December 31, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,451	$1,170	$106	$—
HELOCs and equity	59	—	447	447

Commercial:
Secured – non-real estate	—	—	1,126	810
Secured – real estate	—	—	1,181	1,181
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	5,437	5,287
Non-owner occupied	1,597	1,374	7,144	7,029
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,597	3,303
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2013	$3,107	$2,544	$23,038	$18,057

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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
(Dollar amounts in thousands, except per share data)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

Average recorded investment in impaired loans and related interest income and cash-based interest income for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year ended December 31, 2013			Year ended December 31, 2012
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate
First mortgages	$2,554	$27	$28	$7,981	$85	$102
HELOC and equity	699	6	7	1,481	18	18

Commercial
Secured non real estate	3,196	69	71	3,375	185	183
Secured real estate	1,255	48	48	6,511	55	57
Unsecured	—	—	—	—	—	—

Commercial Real Estate
Owner occupied	8,199	322	303	12,304	593	599
Non-owner occupied	11,260	343	342	14,425	489	474
Multifamily	—	—	—	1,625	12	12

Construction and Land Development
Construction	—	—	—	—	—	—
Improved land	3,893	8	8	3,724	59	59
Unimproved land	—	—	—	2,829	109	114

Consumer and Other	—	—	—	29	—	—

Total	$31,056	$823	$807	$54,284	$1,605	$1,618

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

	Year ended December 31, 2011
	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate
First mortgages	$9,088	$29	$81
HELOC and equity	630	1	12

Commercial
Secured non real estate	8,392	116	77
Secured real estate	3,769	67	430
Unsecured	—	—	—

Commercial Real Estate
Owner occupied	9,437	161	167
Non-owner occupied	15,512	429	153
Multifamily	1,659	—	6

Construction and Land Development
Construction	—	—	—
Improved land	4,387	264	12
Unimproved land	2,516	111	—

Consumer and Other	—	—	—

Total	$55,390	$1,178	$938

Generally, interest accrued on loans and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 plus days past due unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the years ended December 31, 2013, 2012 and 2011, interest income not recognized on non-accrual loans was approximately $970, $1,346, and $1,545 respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Nonperforming loans represent loans which are not performing in accordance with the contractual loan agreements. Included in the tables that follow are loans in non-accrual and 90 plus days past due categories with a carrying value of $15,836 and $23,416 as of December 31, 2013 and 2012, respectively. Loans which are 90 days or greater past due and accruing interest income were $0 and $2,109 at December 31, 2013 and 2012, respectively. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

Loans accounted for under ASC 310-30 at December 31, 2013 and 2012 which were contractually accruing 30 to 59 days past due were $6,508 and $2,720, respectively; 30 to 59 days contractually past due and non-accrual were $0 and $274, respectively; contractually 60 to 89 days past due and accruing were $0 and $0, respectively; contractually 60 to 89 days past due and non-accrual were $0 and $805, respectively; contractually 90 plus days past due and accruing were $0 and $1,804, respectively and contractually 90 plus days past due and non-accrual were $28,815 and $20,666, respectively. These amounts are excluded from the disclosures of loans past due and on non-accrual. Loans which are 90 days or greater past due and accruing interest income were $0 and $2,109 at December 31, 2013 and 2012, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

The following tables summarize past due and non-accrual loans by the number of days past due as of December 31, 2013 and 2012:

December 31, 2013

(Dollars in thousands)	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$306	$1,085	$—	$24	$3,137	$48	$3,443	$1,157
HELOCs and equity	27	—	162	—	96	491	285	491

Commercial:
Secured – non-real estate	—	461	—	—	39	1,518	39	1,979
Secured – real estate	—	—	—	—	416	—	416	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	1,737	722	1,115	722	2,852
Non-owner occupied	—	—	—	—	2,261	2,182	2,261	2,182
Multi-family	—	—	—	—	62	—	62	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,688	—	3,688
Unimproved land	—	—	—	—	35	—	35	—

Consumer and other	—	34	—	—	—	26	—	60
Total December 31, 2013	$333	$1,580	$162	$1,761	$6,768	$9,068	$7,263	$12,409

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at December 31, 2013 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The Company monitors the performance of loans modified on a monthly basis. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. The Company’s policy is to evaluate and potentially return a troubled debt restructured loan from a non-accrual to accrual status upon the receipt of all past due principal and/or interest payments since the date of and in accordance with the terms of the modification agreement and when future payments are reasonable assured. The average yield on the performing loans classified as troubled debt restructurings were 4.38% and 4.76% as of December 31, 2013 and 2012, respectively. Troubled debt restructuring loans are considered impaired.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (continued)

During the year ended December 31, 2013, the Company modified $1,980 in commercial real estate loans, $90 in commercial loans, $299 in residential real estate loans. During the year ended December 31, 2012, the Company modified $6,391 in commercial real estate loans, $1,831 in commercial loans, $450 in residential real estate loans and $149 in land loans. During the year ended December 31, 2011, the Company modified $5,992 in commercial real estate loans, $1,527 in commercial loans, $1,894 in residential real estate loans and $2,516 in land loans. All troubled debt restructurings are classified as either special mention or substandard by the Company.

The following is a summary of the Company’s performing troubled debt restructurings as of December 31, 2013 and 2012, respectively, all of which were performing in accordance with the restructured terms:

	December 31, 2013	December 31, 2012
Residential real estate	$834	$605
Commercial real estate	15,341	17,315
Construction and land development	143	2,654
Commercial	2,328	3,699
Total	$18,646	$24,273

Of the $18,646 of performing troubled debt restructurings at December 31, 2013, $11,062 was classified as special mention and $7,584 was classified as substandard. Of the $24,273 of performing troubled debt restructurings at December 31, 2012, $12,416 was classified as special mention and $11,857 was classified as substandard.

Total non-accruing troubled debt restructurings as of December 31, 2013 and 2012, respectively, were as follows:

	December 31, 2013	December 31, 2012
Residential real estate	$330	$1,885
Commercial real estate	3,307	166
Construction and land development	3,303	3,440
Commercial	536	185
Total	$7,476	$5,676

These loans had a specific reserve in the allowance for loan losses at December 31, 2013 and 2012 of $608 and $66, respectively. There were three loans for $833 which were modified within the year ended December 31, 2013 that defaulted within the year ending December 31, 2013. There were no loans modified within the year ended December 31, 2012 which defaulted within the year ended December 31, 2012. Loans modified within the twelve months ended December 31, 2011 and defaulted during that period are comprised of one residential real estate loan for $1,752, two commercial real estate loans for $4,781, one commercial loan for $285 and one land development loan for $264.

During the year ended December 31, 2013, the Company lowered the interest rate on $10,618 of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the year ended December 31, 2012, we had approximately $11,800 in loans on which we lowered the interest rate prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings during the years ended December 31, 2013 and 2012, respectively. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at December 31, 2013. The Company has allocated $1,243 and $2,096 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012, respectively.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the years ended December 31, 2013, 2012 and 2011 interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $970, $1,346, and $1,545, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2013
Residential Real Estate:
First mortgages	$117,830	$56,000	$1,121	$3,137	$52,822	$4,032	$718
HELOCs and equity	61,014	7,712	31	258	46,437	629	5,947

Commercial:
Secured – non-real estate	145,298	17,555	319	39	123,168	1,733	2,484
Secured – real estate	57,052	9,168	—	416	45,955	800	713
Unsecured	7,914	76	—	—	7,311	114	413

Commercial Real Estate:
Owner occupied	209,467	26,129	7,638	722	167,238	315	7,425
Non-owner occupied	451,982	93,010	409	2,261	345,941	5,009	5,352
Multi-family	38,402	14,080	—	62	24,260	—	—

Construction and Land Development:
Construction	7,366	—	—	—	7,366	—	—
Improved land	16,538	2,943	—	—	6,851	2,656	4,088
Unimproved land	11,382	3,527	—	35	7,820	—	—

Consumer and other	9,735	2	—	—	9,135	480	118

Total December 31, 2013	$1,133,980	$230,202	$9,518	$6,930	$844,304	$15,768	$27,258

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 - LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard

December 31, 2012
Residential Real Estate:
First mortgages	$109,562	$71,487	$2,547	$4,085	$26,304	$2,552	$2,587
HELOCs and equity	56,355	8,728	31	103	39,180	5,375	2,938

Commercial:
Secured – non-real estate	127,514	19,801	405	115	99,537	4,346	3,310
Secured – real estate	43,613	12,199	—	425	28,227	2,030	732
Unsecured	8,371	80	—	—	7,724	140	427

Commercial Real Estate:
Owner occupied	187,007	37,696	7,943	2,820	123,106	6,285	9,157
Non-owner occupied	290,858	123,224	2,321	2,242	147,104	11,278	4,689
Multi-family	36,709	21,089	—	1,331	13,974	—	315

Construction and Land Development:
Construction	3,481	—	—	—	3,481	—	—
Improved land	20,117	4,033	—	—	9,071	3,138	3,875
Unimproved land	18,291	3,888	—	505	11,392	—	2,506

Consumer and other	11,290	11	—	—	10,552	584	143

Total December 31, 2012	$913,168	$302,236	$13,247	$11,626	$519,652	$35,728	$30,679

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of other real estate owned as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total	Assets Not Subject to Loss Share Agreements	Assets Subject to Loss Share Agreements	Total
Commercial real estate	$5,761	$8,979	$14,740	$5,708	$10,372	$16,080
Residential real estate	2,002	1,838	3,840	646	2,803	3,449
Total	$7,763	$10,817	$18,580	$6,354	$13,175	$19,529

At December 31, 2013, other real estate owned measured at fair value less costs to sell, had a carrying amount of $18,580 net of the valuation allowance of $0. At December 31, 2012, other real estate owned had a carrying amount of $19,529, net of the valuation of $0.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 - PREMISES AND EQUIPMENT

At December 31, 2013 and 2012, premises and equipment were as follows:

	2013	2012

Land	$3,600	$3,600
Buildings	7,798	7,798
Buildings and leasehold improvements	6,622	6,406
Furniture, fixtures and equipment	8,870	8,983
	26,890	26,787

Less accumulated depreciation	9,946	9,007

Premises and equipment, net	$16,944	$17,780

Depreciation expense was $2,039, $1,914, and $1,614, for the years ended 2013, 2012, and 2011, respectively.

The Company leases several of its office facilities under operating leases. Rent expense was $3,364, $3,354, and $3,596 for the years ended 2013, 2012, and 2011, respectively.

Rent commitments under these non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2014	$3,443
2015	3,131
2016	2,528
2017	1,944
2018	1,612
Thereafter	6,397
$19,055

NOTE 7 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC Loss Share Receivable which resulted from the acquisition of financial institutions covered under loss sharing agreements with the FDIC is as follows:

	2013	2012

Beginning of year	$48,568	$72,895
Cash received	(6,460)	(11,559)
Discount accretion	574	1,224
Reduction for changes in cash flow estimate	(15,824)	(13,712)
Other	2,473	(280)
End of year	$29,331	$48,568

As of the years ended December 31, 2013 and 2012, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

Pursuant to each loss share agreement, the Bank calculates an estimated amount due to the FDIC related to losses on acquired assets. An amount due is payable at the end of the year of each respective loss share agreement and is generally based on actual losses incurred. At December 31, 2013 and 2012, the Company calculated $4,218 and $1,833 due to the FDIC pursuant to these contracts and recorded these amounts in other liabilities on the consolidated balance sheets.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 8 - GOODWILL AND CORE DEPOSIT INTANGIBLE

Goodwill: The change in the balance for goodwill during the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Beginning of year	$58,499	$52,505	$45,008
Effect of acquisitions	5,492	5,994	7,497
Impairment	—	—	—
End of year	$63,991	$58,499	$52,505

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. The first step includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill at December 31, 2013. Qualitative factors that were considered included, but not limited to, business strategy, customer base, financial performance and market and regulatory dynamics. The results of the qualitative assessment indicated that the fair value of the reporting unit exceeded its carrying amount. Consequently, no additional impairment test was necessary.

The amount of goodwill remaining to be deducted for tax purposes was $14,321 at December 31, 2013.

Core Deposit Intangible: The gross carrying amount and accumulated amortization for core deposit intangible was as follows as of December 31, 2013 and 2012:

	2013		2012
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Core deposit intangible	$7,217	$3,410	$5,934	$2,666

Amortization expense was $745, $684, and $514 for the years ended December 31, 2013, 2012, and 2011, respectively.

Estimated amortization expense for each of the next five years is as follows.

2014	$745
2015	685
2016	624
2017	570
2018	409
Thereafter	774
$3,807

NOTE 9 - DEPOSITS

Time deposits of $100 or more were $202,715 and $207,843 at December 31, 2013 and 2012, respectively.

Scheduled maturities of time deposits for the next five years are as follows.

2014	$202,530
2015	52,069
2016	26,131
2017	5,020
2018	1,918
$287,668

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Company has a credit line with the Federal Home Loan Bank (“FHLB”). This credit line is collateralized by $164,066 of residential first mortgage and commercial real estate loans under a blanket lien arrangement. At December 31, 2013, the Bank had borrowing capacity from the FHLB of $60,401 based on eligible pledged collateral. At December 31, 2013, maturities and interest rates on FHLB advances were as follows:

Maturity	Amount	Interest Rate
February 2015	$10,000	0.54%
March 2015	$10,000	0.43%
July 2015	$10,000	0.62%
September 2015	$ 5,000	0.58%

There were no FHLB advances outstanding at December 31, 2012.

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

The Company has a credit line with the Federal Reserve Bank of Atlanta. The line is collateralized by $104,622 of commercial loans under a blanket lien arrangement as of December 31, 2013. There were no amounts outstanding under this line at December 31, 2013 and 2012.

NOTE 12 - BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 33% of the first 6.0% of the compensation contributed. The Company increased the amount matched to 50% of the first 6% of compensation contributed, effective January 2014. Employee benefit expense related to this plan was $233, $211, and $115 for the years ended December 31, 2013, 2012 and 2011, respectively.

Employment Agreements: The Company has entered into rolling three-year employment agreements with three of its executive officers. The agreements provide for a base salary, supplemental retirement benefits and cash and equity bonuses, which are tied to certain growth and/or profitability targets. Expense under the associated supplemental retirement plans is allocated over years of service and totaled $955, $961, and $301 for the years ended December 31, 2013, 2012 and 2011, respectively.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 - INCOME TAXES

Income tax expense was as follows:

	Years ended December 31,
	2013	2012	2011

Current Provision
Federal	$3,298	$176	$209
State	528	—	—

Total	3,826	176	209

Deferred Provision
Federal	227	2,247	1,740
State	39	385	333

Total	266	2,632	2,073

Total Provision
Federal	3,525	2,423	1,949
State	567	385	333

Income tax expense	$4,092	$2,808	$2,282

The balance of deferred tax assets and liabilities at December 31, 2013 and 2012 follows:

	2013	2012

Deferred tax assets:
Net operating loss and credit carryforward	$3,872	$4,943
Allowance for loan losses	3,747	3,800
Fair value adjustment of loans and other real estate owned	9,164	16,923
Accrued expenses	731	505
Deferred and stock compensation	2,832	2,131
Unrealized loss on securities available for sale	4,982	—
Other	132	357
	25,460	28,659
Deferred tax liabilities:
Deferred gain	(1,184)	(2,175)
FDIC loss share receivable	(9,450)	(17,586)
Tax deductible goodwill and other intangibles	(1,724)	(954)
Depreciation	(192)	(493)
Prepaid expenses	(189)	(169)
Unrealized gain on securities available for sale	—	(1,362)
	(12,739)	(22,739)

Net deferred tax asset (liability)	$12,721	$5,920

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 - INCOME TAXES (continued)

The deferred tax liability related to the gain on the Republic and TBOM transactions will reverse ratably over six years. The remainder will be realized as the applicable assets are recovered, sold or mature.

The Company continues to assess its earnings history, its estimate of future earnings, the expected reversal of differences in book and taxable income, and the expiration dates of its net operating loss carryforwards to determine that it was more likely than not that the deferred tax assets will be realized. The Company has determined that the realization of the deferred tax assets continues to be more likely than not and no valuation allowance was recorded for at December 31, 2013 and 2012.

Also, due to the issuance of additional stock in September of 2009, the Company underwent a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership also resulted in a limitation of the amount of net operating losses that can be utilized by the Company, annually, under Internal Revenue Code Section 382. As of December 31, 2013, the Company has utilized all of the federal net operating loss and credit carryforwards which were subject to this limitation. However, $13,153 of the Company’s state net operating loss carry forwards remain subject to this limitation.

As part of the merger with AFI, the Company acquired federal and state net operating loss carryforwards of $10,928 which begin to expire starting in 2028. The use of these net operating loss carryforwards are also subject to an annual limitation by Internal Revenue Code Section 382.

At December 31, 2013, the Company has State net operating loss carryforwards of approximately $25,983, which begin to expire in 2028. Inclusive within these amounts is $8,747 of remaining federal and state net operating loss carryforwards which were acquired as part of the merger with AFI. It is anticipated that these carryforwards, both Federal and State, will be utilized prior to their expiration, and the limitations under Internal Revenue Code Section 382 will not materially impact the Company.

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2013	2012	2011
Federal statutory rate times financial statement income	$3,728	$2,562	$2,024
Effect of:
State taxes	395	250	219
Earnings from company owned life insurance	(210)	(169)	(51)
Incentive stock option expense	100	74	49
Other, net	79	91	41

Total	$4,092	$2,808	$2,282

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax within the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2010. The Company is currently under examination by the Internal Revenue Service. The examination is currently in the information gathering phase. While there is no assurance as to the results of the audit, the Company does not currently anticipate any material adjustments in connection with this examination. The Company believes that it has properly reported its taxable income and that any adjustments would not have a material impact on the financial results of the Company.

There were no significant unrecognized tax benefits at December 31, 2013, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates for the years ended December 31, 2013 and 2012 were as follows

	Year ended December 31,
	2013	2012
Beginning balance	$12,976	$9,693
New loans and advances	2,507	4,549
Repayments	(2,779)	(1,266)

Ending balance	$12,704	$12,976

Deposits held within our banking subsidiary from principal officers, directors, and their affiliates at December 31, 2013 and 2012 were $32,399 and $19,217, respectively.

Additionally, the Company paid $67, $456, and $892, for the years ended December 31, 2013, 2012 and 2011, respectively, to various entities owned by directors of the Company or 1st United Bank for architectural design services and furniture related to its office facilities, insurance services and legal services. The Company entered into a lease that commenced in 2006 and can be renewed every 5 years on a property owned by a director, for which it has made lease payments of $136, $133, and $136 during the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company had a non-executive officer stock option plan (the “2003 Plan”) whereby up to 5% of the outstanding shares of the Company’s common stock may be issued under the plan. At December 31, 2013 and 2012, 62,712 shares had been issued and no options were available to be issued under the plan. No additional shares can be issued under the 2003 Plan.

In May 2008, the Company’s shareholders approved a new Stock Incentive Plan (the “2008 Incentive Plan”). The 2008 Incentive Plan allows for up to 5% of outstanding shares to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2013, there were 1,556,358 awards issued and outstanding under the 2008 Incentive Plan. No additional shares can be issued under the 2008 Plan.

In May 2013, the Company’s shareholders approved a new Stock Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan allows for up to 5% of outstanding common shares, but no more than 1,703,513 to be issued to employees, executive officers or Directors in the form of stock options, restricted stock, Phantom Stock units, stock appreciation rights or performance share units. At December 31, 2013, 25,000 awards were issued and outstanding under the 2013 Incentive Plan. Up to an additional 1,678,513 awards may be issued under the 2013 Incentive Plan.

Additionally, 3,219,322 and 3,059,322 options to purchase the Company’s common stock were outstanding at December 31, 2013 and December 31, 2012, respectively, to executive officers under employment agreements.

Lastly, the Company has entered into separate agreements with its non-executive directors and executive council members whereby these individuals have been granted options to purchase the Company’s common stock. At December 31, 2013 and 2012, 170,900 options and 107,800 options, respectively, were outstanding under these agreements.

Under each of the above plans and agreements, the exercise price is the market price at date of grant. The maximum option term is ten years and the vesting period ranges from immediate vesting to up to ten years. The Company issues new shares to satisfy share option exercises. Total compensation costs that have been charged against income for these plans and agreements were $1,088, $964, and $816, respectively, for the years ended December 31, 2013, 2012 and 2011.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of an appropriate bank peer group. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during 2013, 2012 and 2011 was determined using the following weighted-average assumptions as of grant date.

	2013	2012	2011

Risk-free interest rate	1.25%	1.77%	2.17%
Expected term	7.0 years	8.5 years	5.5 years
Expected stock price volatility	40%	40%	30%
Dividend yield	1.0%	—	—

A summary of stock option activity for the year ended December 31, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	3,983,571	$7.40	6.4 years	$1,053,745
Granted	335,100	6.16
Exercised	(1,785)	6.70
Forfeited, exchanged or expired	(63,299)
Outstanding at end of year	4,253,587	7.30	5.71 years	5,813,650
Fully vested and expected to vest	4,250,183	7.30	5.71 years	5,811,120
Exercisable at end of year	1,943,251	8.53	4.41 years	2,021,591

Information related to stock options granted during each year follows:

	2013	2012	2011
Intrinsic value of options exercised	$2	$—	$—
Cash received from option exercises	$11	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$1.98	$2.86	2.12

As of December 31, 2013 and 2012, there were $4,781 and $5,038, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5.35 years.

In 2009, the Company granted 84,000 shares of its common stock to non-employee directors pursuant to the terms of the 2008 Incentive Plan. The grant price was $7.15 per share. Under the terms of the agreement, the restricted shares will vest one-seventh immediately and one-seventh equally at the end of the next six years, subject to accelerated vesting upon a change of control. The fair value of restricted stock award at the grant date was $601, which one-seventh immediately vested with the remaining being amortized into expense over the six-year vesting period on the straight-line method. Amortization expense was $86, $86 and $81 for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, 60,000 shares had vested and 24,000 shares were non-vested.

In 2011, the Company granted 101,600 shares of its common stock to non-employee directors of the Company and 1st United. The fair value of the stock award was $640, which vest one-seventh at the date of grant and one-seventh each year thereafter over the following six years. The grant price at the date of grant was $6.30. Amortization expense for the years ended

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 – STOCK-BASED COMPENSATION (continued)

December 31, 2013, 2012 and 2011 was $91, $91 and $175. At December 31, 2013, 43,542 shares had vested and 58,058 shares were non-vested.

In 2012, the Company granted 208,335 shares of its common stock to non-employee directors and executive officers of the Company and 1st United. The fair value of the stock award was $1,230, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $5.90. Amortization expense for the years ended December 31, 2013 and 2012 was $122 and $102. At December 31, 2013, 20,834 shares had vested and 187,501 shares were non-vested.

In 2012, the Company granted 15,750 shares of its common stock to new directors of the Company and 1st United. The fair value of the stock award was $95, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $6.05. Amortization expense for the years ended December 31, 2013 and 2012 was $10 and $7. At December 31, 2013, 1,575 shares had vested and 14,175 shares were non-vested.

In 2013, the Company granted 216,786 shares of its common stock to non-employee directors and executive officers of the Company and 1st United. The fair value of the stock award was $1,318, which vest one-tenth each year over a ten year period. The grant price at the date of grant was $6.08. Amortization expense for the years ended December 31, 2013 was $110. At December 31, 2013, none of the shares were vested.

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

Management believes as of December 31, 2013, the Company and 1st United meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2013 and 2012, the most recent regulatory notifications categorized 1st United as well capitalized under the regulatory notifications framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 17 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Company’s and 1st United’s actual and required capital amounts and ratios at year end are presented.

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of December 31, 2013
Total Capital to risk-weighted assets
Consolidated	$172,709	15.47%	$89,287	8.00%	$111,608	10.00%
1st United	158,884	14.27%	89,084	8.00%	111,355	10.00%
Tier I capital to risk-weighted assets
Consolidated	163,061	14.61%	44,643	4.00%	66,965	6.00%
1st United	149,236	13.40%	44,542	4.00%	66,813	6.00%
Tier I capital to total average assets
Consolidated	163,061	9.66%	67,489	4.00%	84,361	5.00%
1st United	149,236	8.86%	67,388	4.00%	84,235	5.00%

As of December 31, 2012
Total Capital to risk-weighted assets
Consolidated	$180,143	22.43%	$64,241	8.00%	$80,301	10.00%
1st United	162,884	20.27%	63,883	8.00%	79,854	10.00%
Tier I capital to risk-weighted assets
Consolidated	170,355	21.21%	32,120	4.00%	48,180	6.00%
1st United	152,280	19.07%	31,942	4.00%	47,912	6.00%
Tier I capital to total average assets
Consolidated	170,355	11.44%	59,586	4.00%	74,483	5.00%
1st United	152,280	10.25%	59,402	4.00%	74,252	5.00%

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from 1st United. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During the year ended December 31, 2013, 1st United declared and paid dividends of $5,250 to the Company. At December 31, 2013, 1st United could have, without prior approval, declared additional net dividends of $5,553.

The Company paid quarterly cash dividends of $0.01 per share on May 8, 2013, August 15, 2013 and November 15, 2013. Additionally, the board of directors declared a $0.10 per share special cash dividend on December 23, 2013 of $3,428 which was paid January 2014. During December 2012, the Company paid a $0.10 special cash dividend of $3,407 to holders of common shares as of the record date.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$29,104	$22,557	$23,661	$2,958
Unused lines of credit	9,283	98,035	664	72,103
Stand-by letters of credit	7,205	782	5,349	1,610

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.0% to 6.0% and the underlying loans have maturities ranging from four months to 30 years.

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

Assets measured at fair value on a recurring basis at December 31, 2013 and 2012, are summarized below.

	Fair value measurements at December, 2013 using
	December 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$918	$—	$918	$—
Municipal Securities	5,604	—	5,604	—
Residential collateralized mortgage obligations	818	—	818	—
Commercial mortgage-backed	4,074	—	4,074	—
Residential mortgage-backed	316,547	—	316,547	—
	$327,961	$—	$327,961	$—

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

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

There were no liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

The significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally an decline of 10% to an increase of 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties
Construction and land development	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 35% to no change

Other real estate

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally an decline of 10% to an increase of 25%
Commercial	Appraisals of collateral value	Adjustment for age and physical conditions of comparable sales, generally a decline of 20% to an increase of 30%

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at December 31, 2013 using
	December 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable Inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential	$1,490	$—	$—	$1,490
Commercial	1,111	—	—	1,111
Commercial real estate	5,522	—	—	5,522
Construction and land development	256	—	—	256
Consumer and other	—	—	—	—
	$8,379	$—	$—	$8,379
Other real estate:
Commercial	$14,740	$—	$—	$14,740
Residential	3,840	—	—	3,840
	$18,580	$—	$—	$18,580

At December 31, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $10,358, with a valuation allowance of $1,979 resulting in an additional provision of loan losses of $2,466 during the year December 31, 2013.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $18,580, and had no valuation allowance at December 31, 2013. During the year ended December 31, 2013, the Company recorded write-downs to other real estate owned of $1,143 due to reductions in the estimated fair value of properties.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

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

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $19,529, with no valuation allowance for the year ended December 31, 2012. During the year ended December 31, 2012, the Company recorded write-downs to other real estate owned of $340 due to reductions in the estimated fair value of properties.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2013 and 2012.

Carrying amount and estimated fair values of financial instruments were as follows at December 31, 2013 and 2012,respectively.

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$198,221	$198,221	$207,117	$207,117
Securities available for sale	327,961	327,961	260,122	260,122
Loans, net, including loans held for sale	1,124,571	1,130,355	904,124	910,761
Nonmarketable equity securities	9,977	N/A	8,625	N/A
Company owned life insurance	24,710	24,710	21,092	21,092
FDIC loss share receivable	29,331	29,331	48,568	48,568
Accrued interest receivable	3,991	3,991	3,428	3,428

Financial liabilities
Deposits	$1,547,913	$1,548,743	$1,303,022	$1,299,140
Federal funds purchased and repurchase agreements	14,363	14,364	19,855	19,855
Federal Home Loan Bank advances	35,018	35,167	—	—
Accrued interest payable	282	282	314	314

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 – FAIR VALUES (continued)

Off-balance sheet instruments

The fair value of off-balance-sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 20 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2013	2012	2011
Basic
Net Income	$6,871	$4,728	$3,672

Weighted average common shares outstanding	33,777,792	32,947,752	29,240,932

Basic earnings per common share	$0.20	$0.14	$0.13

Diluted
Net Income	$6,871	$4,728	$3,672

Weighted average common shares outstanding for basic earnings per common share	33,777,792	32,947,752	29,240,932

Add: Dilutive effects of assumed exercise of stock options and vesting of restricted stock	351,293	5,311	14,990
Average shares and dilutive potential common shares	34,129,086	32,953,063	29,255,922

Diluted earnings per common share	$0.20	$0.14	$0.13

Stock options for 1,986,488, 3,983,571, and 3,568,975 shares of common stock were not considered in computing diluted earnings per share for 2013, 2012, and 2011, respectively, because they were antidilutive.

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31

	2013	2012
ASSETS
Cash and cash equivalents	$14,522	$10,028
Investment in subsidiaries	216,466	223,378
Other assets	3,972	3,298

	$234,960	$236,704
LIABILITIES AND EQUITY
Other liabilities	$1,424	$14
Dividends payable	3,428	—
Shareholders’ equity	230,108	236,690
	$234,960	$236,704

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2013	2012	2011

Interest income	$14	$30	$210
Equity in subsidiary income	7,571	5,373	4,036
Other income	9	—	—
Professional fees	(228)	(173)	(206)
Other non-interest expense	(917)	(891)	(588)

Income before income taxes	6,449	4,339	3,452
Income tax benefit	(422)	(389)	(220)
Net income	$6,871	$4,728	$3,672

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2013	2012	2011
Cash flows from operating activities
Net income	$6,871	$4,728	$3,672
Adjustments:
Equity in undistributed subsidiary income	(7,571)	(5,373)	(4,036)
Stock based compensation expense	1,508	1,258	1,072
Net change in other assets and liabilities	336	(783)	(291)
Net cash provided by (used in) operating activities	1,144	(170)	417

Cash flows from investing activities
Investment in subsidiaries	133	4,902	(20,815)
Distributions from subsidiaries	8,950	—	—
Cash paid in connection with merger, net	(4,715)	(19,125)	—
Net cash provided by (used in) investing activities	4,368	(14,223)	(20,815)

Cash flows from financing activities

Dividends paid	(1,029)	(3,407)	—
Exercise of stock options	11	—	—
Issuance of common stock	—	—	(35,090)
Net cash provided by (used in) financing activities	(1,018)	(3,407)	(35,090)

Net change in cash and cash equivalents	4,494	(17,800)	14,692
Beginning cash and cash equivalents	10,028	27,828	13,136

Ending cash and cash equivalents	$14,522	$10,028	$27,828

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter(a)
Year ended December 31, 2013
Total interest income	$17,720	$20,546	$19,520	$21,964
Total interest expense	991	898	920	981
Net interest income	16,729	19,648	18,600	20,983
Provision for loan losses	650	1,300	745	780
Net interest income after provision for loan losses	16,079	18,348	17,855	20,203
Net gain on other real estate owned	441	393	179	120
Gain on sale of securities	122	609	93	—
Adjustment to FDIC loss share receivable	(2,820)	(4,922)	(2,835)	(4,673)
Other noninterest income	1,274	1,211	1,254	1,304
Merger reorganization expense	—	127	1,618	—
Disposal of banking centers and equipment	—	404	246	178
Noninterest expense (b)	12,481	12,307	13,315	12,596
Income before income taxes	2,615	2,801	1,367	4,180
Income tax expense	995	1,034	487	1,576
Net income	$1,620	$1,767	$880	$2,604

Earnings per share – basic	$0.05	$0.05	$0.03	$0.08
Earnings per share – diluted	0.05	0.05	0.03	0.08

(a)	includes acquisition of EBI
(b)	Noninterest expense for the second and third quarters were impacted by additional expenses incurred as a result of EBI acquisition.

	First Quarter(c)	Second Quarter(c)	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Total interest income	$15,888	$19,166	$19,183	$18,612
Total interest expense	1,437	1,476	1,277	1,123
Net interest income	14,451	17,690	17,906	17,489
Provision for loan losses	1,300	3,100	1,050	900
Net interest income after provision for loan losses	13,151	14,590	16,856	16,589
Net gain on other real estate owned	735	1,218	1,020	305
Gain on sale of securities	498	1,175	—	—
Adjustment to FDIC loss share receivable	(2,075)	(3,042)	(4,150)	(3,221)
Other noninterest income	1,122	1,240	1,261	1,248
Merger reorganization expense	451	1,309	24	—
Noninterest expense (d)	11,725	12,853	12,429	12,193
Income before income taxes	1,255	1,019	2,534	2,728
Income tax expense	475	372	960	1,001
Net income	$780	$647	$1,574	$1,727

Earnings per share – basic	$0.03	$0.02	$0.05	$0.05
Earnings per share – diluted	0.03	0.02	0.05	0.05

(c)	includes acquisition of AFI

(d)	Noninterest expense for the first and second quarters were impacted by additional expenses incurred as a result of the Old Harbor and AFI acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2013.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As permitted, the Company has excluded the current year acquisition of EBI (represents approximately 8% of total assets at December 31, 2013) from the scope of management’s report on internal control over financial reporting.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, and the firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On February 10, 2014, we announced via press release our financial results for the quarter and fiscal year ended December 31, 2013. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal –1 - Election of Directors,” “Executive Officers,” and “Corporate Governance – Codes of Ethics and Code of Conduct” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2014 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Our shareholders approved the 2003 Officers’ and Employees’ Stock Option Plan at the 2003 Annual Meeting, the 2008 Incentive Plan at the 2008 Annual Meeting and the 2013 Incentive Plan at the 2013 Annual Meeting. We no longer grant equity compensation pursuant to the 2003 Officers’ and Employees’ Stock Option Plan or the 2008 Inventive Plan. The following table provides certain information regarding our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Securities Holders	1,132,265	$6.31	1,678,513	(2)

Equity Compensation Plans Not Approved by Securities Holders	3,121,322	$7.65	―	(1)

Total	4,253,587	$7.30	1,678,513

(1) Messrs. Orlando, Schupp, and Marino were granted stock options from time to time pursuant to written employment agreements. Please see section captioned “Executive Compensation” in our Proxy Statement.

(2) Total securities available for future issuance includes the impact of issuance of 626,471 common shares which vest over either a 7 or 10 year period to its directors.

For further information, see Note 15 to the Notes to Consolidated Financial Statements. The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2013 and 2012

Consolidated Statements of Operations for Fiscal Years 2013, 2012, and 2011

Consolidated Statement of Comprehensive Income for Fiscal Years 2013, 2012, and 2011

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2013, 2012, and 2011

Consolidated Statements of Cash Flows for Fiscal Years 2013, 2012, and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2	Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5	Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.6	Plan of Merger and Merger Agreement by and among 1st United Bancorp, Inc., 1st United bank, Enterprise Bancorp, Inc. and Enterprise Bank of Florida, dated as of March 23, 2013 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 3/25/13) (No. 001-34962)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 001-34462)

3.2	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 001-34462)

3.3	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement of Form S-3 (filed 10/30/13) (No. 333-191990)

10.1	Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2	Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

EXHIBIT NO.	DESCRIPTION

10.3	Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8	2013 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/13) (No. 001-34462).

10.9	Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

10.10	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.11	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.12	Amendment No. 1 to the Third Amended and Restated Employment Agreement with John Marino, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.13	Amendment No. 2 to Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

10.14	Amendment No. 2 to Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

10.15	Amendment No. 2 to Third Amended and Restated Employment Agreement with John Marino, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

11.1	Statement re Computation of Per Share Earnings*

12.1	Statement re Computation of Ratios**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

EXHIBIT NO.	DESCRIPTION

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 10, 2014**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11.1 is provided in Note 20 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 10, 2014, its behalf by the undersigned thereunto duly authorized.

1ST UNITED BANCORP, INC.
(Registrant)

By:	/s/ John Marino
JOHN MARINO PRESIDENT AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 10, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Rudy E. Schupp
Rudy E. Schupp Chief Executive Officer (Principal Executive Officer)

/s/ John Marino
John Marino President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paula Berliner	/s/ Thomas E. Lynch
Paula Berliner, Director	Thomas E. Lynch, Director

/s/ Derek C. Burke	/s/ Carlos Morrison
Derek C. Burke, Director	Carlos Morrison, Director

/s/ Jeffery L. Carrier	/s/ Joseph W. Veccia, Jr.
Jeffery L. Carrier, Director	Joseph W. Veccia, Jr., Director

/s/ Ronald A. David	/s/ John Marino
Ronald A. David, Director	John Marino, Director

/s/ James D. Evans	/s/ Warren S. Orlando
James D. Evans, Director	Warren S. Orlando, Director

/s/ Arthur S. Loring	/s/ Rudy E. Schupp
Arthur S. Loring, Director	Rudy E. Schupp, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 11, 2009 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001-34462)

2.2	Amendment to Purchase and Assumption Agreement, among the Federal Deposit Insurance Corporation, receiver of Republic Federal Bank, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, effective as of December 17, 2010 – incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K (filed 12/17/09) (No. 001- 34462)

2.3	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Bank of Miami, N.A., Miami, Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of December 17, 2010 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 12/20/10) (No. 001-34462)

2.4	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Old Harbor Bank, Clearwater Florida, the Federal Deposit Insurance Corporation, and 1st United Bank, dated as of October 21, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.5	Agreement and Plan of Merger, By and among Anderen Financial, Inc., Anderen Bank, and 1st United Bancorp, Inc., dated as of October 24, 2011 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 10/24/11) (No. 001-34462)

2.6	Plan of Merger and Merger Agreement by and among 1st United Bancorp, Inc., 1st United Bank, Enterprise Bancorp, Inc. and Enterprise Bank of Florida, dated as of March 23, 2013 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 3/25/13) (No. 001-34962)

3.1	Amended and Restated Articles of Incorporation of the Registrant - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/22/08) (No. 001-34462)

3.2	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 5/28/09) (No. 001-34462)

3.3	Amendment to the 1st United Bancorp, Inc. Amended and Restated Articles of Incorporation– incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 12/9/09) (No. 001-34462)

3.4	Amended and Restated Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (filed 1/30/12) (No. 001-34462)

4.1	See Exhibits 3.1 through 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Form of Indenture – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement of Form S-3 (filed 10/30/13) (No. 333-191990)

10.1	Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.2	Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

EXHIBIT NO.	DESCRIPTION

10.3	Third Amended and Restated Employment Agreement with John Marino, dated as of January 24, 2012 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 1/30/12) (No. 001-34462)

10.4	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Warren S. Orlando, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.5	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for Rudy E. Schupp, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.6	Second Amended and Restated Supplemental Executive Retirement Plan Agreement for John Marino, dated as of December 20, 2011 – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K (filed 12/23/11) (No. 001-34462)

10.7	2008 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/08) (No. 001-34462)

10.8	2013 Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/30/13) (No. 001-34462).

10.9	Employment Agreement by and between the Registrant and Wade A. Jacobson, effective as of December 22, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/23/09) (No. 001-34462)

10.10	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.11	Amendment No. 1 to the Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.12	Amendment No. 1 to the Third Amended and Restated Employment Agreement with John Marino, dated as of July 23, 2013 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (filed 7/23/13) (No. 001-34462).

10.13	Amendment No. 2 to Third Amended and Restated Employment Agreement with Warren S. Orlando, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

10.14	Amendment No. 2 to Third Amended and Restated Employment Agreement with Rudy E. Schupp, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

10.15

Amendment No. 2 to Third Amended and Restated Employment Agreement with John Marino, dated as of November 12, 2013 – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 11/12/13) (No. 001-34462).

11.1	Statement re Computation of Per Share Earnings*

EXHIBIT NO.	DESCRIPTION

12.1	Statement re Computation of Ratios**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Crowe Horwath LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press release to announce earnings, dated February 10, 2014**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11.1 is provided in Note 20 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

