Form 10-Q
period 2014-03-31
1st United Bancorp, Inc.
filed 2014-04-18
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2014
Common stock, $.01 par value	34,489,547

1st UNITED BANCORP, INC.
March 31, 2014
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

●	our ability to comply with the terms of the loss sharing agreements with the FDIC;
●	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;
●	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;
●	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the accuracy of our financial statement estimates and assumptions, including the estimate for our provision for loan loss and the FDIC loss share receivable;
●	the frequency and magnitude of foreclosure of our loans;
●	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;
●	our customers’ willingness and ability to make timely payments on their loans;
●	the effects of the health and soundness of other financial institutions;
●	changes in the securities and real estate markets;
●	changes in monetary and fiscal policies of the U.S. Government;
●	inflation, interest rate, market and monetary fluctuations;
●	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
●	our need and our ability to incur additional debt or equity financing;
●	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
●	our ability to comply with the extensive laws and regulations to which we are subject;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	technological changes;
●	negative publicity and the impact on our reputation;
●	the effects of security breaches and computer viruses that may affect our computer systems;
●	changes in consumer spending and saving habits;
●	changes in accounting principles, policies, practices or guidelines;

●	the limited trading activity of our common stock;
●	the concentration of ownership of our common stock;
●	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
●	other risks described from time to time in our filings with the Securities and Exchange Commission; and
●	our ability to manage the risks involved in the foregoing.

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

ITEM 1.     FINANCIAL STATEMENTS

1st UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$77,995	$197,813
Federal funds sold	319	408
Cash and cash equivalents	78,314	198,221
Securities available for sale	323,828	327,961
Loans, net of allowance of $10,033 and $9,648 at March 31, 2014 and December 31, 2013	1,149,316	1,124,571
Nonmarketable equity securities	9,488	9,977
Premises and equipment, net	16,634	16,944
Other real estate owned	16,238	18,580
Company-owned life insurance	24,869	24,710
FDIC loss share receivable	25,951	29,331
Goodwill	63,991	63,991
Core deposit intangible	3,612	3,807
Accrued interest receivable and other assets	26,154	27,020
Total assets	$1,738,395	$1,845,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$539,640	$526,311
Interest bearing	889,741	1,021,602
Total deposits	1,429,381	1,547,913
Federal funds purchased and repurchase agreements	23,113	14,363
Federal Home Loan Bank Advances	35,015	35,018
Accrued interest payable and other liabilities	15,645	17,711
Total liabilities	1,503,154	1,615,005
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,489,547 and 34,288,841 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	345	343
Additional paid-in capital	240,023	239,606
Accumulated earnings (deficit)	417	(1,584)
Accumulated other comprehensive loss	(5,544)	(8,257)
Total shareholders’ equity	235,241	230,108
Total liabilities and shareholders’ equity	$1,738,395	$1,845,113

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013
Interest income:
Loans, including fees	$17,287	$16,171
Securities available for sale	2,103	1,368
Federal funds sold and other	148	181

Total interest income	19,538	17,720
Interest expense:
Deposits	797	985
Federal funds purchased and repurchase agreements	4	6
Federal Home Loan Bank and Federal Reserve Bank borrowings	57	—

Total interest expense	858	991

Net interest income	18,680	16,729
Provision for loan losses	333	650

Net interest income after provision for loan losses	18,347	16,079
Non-interest income:
Service charges and fees on deposit accounts	809	796
Net gains on sales of other real estate owned	213	441
Net gains on sales of securities	—	122
Net gains on sales of loans held for sale	—	46
Increase in cash surrender value of Company owned life insurance	159	147
Adjustment to FDIC loss share receivable	(2,648)	(2,820)
Other	221	280
Total non-interest income	(1,246)	(988)

Non-interest expense:
Salaries and employee benefits	6,556	6,199
Occupancy and equipment	2,021	1,969
Data processing	984	930
Telephone	259	229
Stationery and supplies	74	91
Amortization of intangibles	195	172
Professional fees	417	387
Advertising	69	88
Regulatory assessment	420	358
Other real estate owned expense	401	579
Loan expense	361	347
Other	1,143	1,127
Total non-interest expense	12,900	12,476

Income before taxes	4,201	2,615
Income tax	1,515	995
Net income	$2,686	$1,620

Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net income	$2,686	$1,620
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	4,350	(749)
Reclassification adjustment for security gains included in net income(1)	—	(122)
Income tax benefit (expense)	(1,637)	328
Other comprehensive income (loss)	2,713	(543)
Comprehensive income	$5,399	$1,077

(1)	Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $0 and $46, respectively.

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2013	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	1,620	—	1,620
Other comprehensive income (loss)	—	—	—	—	(543)	(543)
Stock-based compensation expense	—	—	343	—	—	343
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at March 31, 2013	34,287,056	$343	$238,430	$(2,378)	$1,715	$238,110

Balance at January 1, 2014	34,288,841	$343	$239,606	$(1,584)	$(8,257)	$230,108
Net income	—	—	—	2,686	—	2,686
Other comprehensive income (loss)	—	—	—	—	2,713	2,713
Stock-based compensation expense	—	—	419	—	—	419
Dividend paid ($0.02 per share)	—	—	—	(685)	—	(685)
Restricted stock grants	200,706	2	(2)	—	—	—
Balance at March 31, 2014	34,489,547	$345	$240,023	$417	$(5,544)	$235,241

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities
Net income	$2,686	$1,620
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	333	650
Depreciation and amortization	904	875
Net accretion of purchase accounting adjustments	(3,941)	(5,047)
Net amortization of securities	528	1,008
Adjustment to FDIC receivable	2,648	2,820
Increase in cash surrender value of company-owned life insurance	(159)	(147)
Stock-based compensation expense	419	343
Net gains on sales of securities	—	(122)
Net gains on other real estate owned	(213)	(441)
Net loss on premises and equipment	9	5
Write-down of other real estate owned	244	464
Net gain on sale of loans held for sale	—	(46)
Loans originated for sale	—	(2,096)
Proceeds from sale of loans held for sale	—	2,666
Net change in:
Deferred loan fees	(44)	(78)
Accrued interest receivable and other assets	(1,192)	446
Accrued interest payable and other liabilities	(2,155)	(760)
Net cash provided by operating activities	67	2,160
Cash flows from investing activities
Proceeds from sales of securities	—	8,815
Proceeds from security maturities calls and prepayments	7,955	18,300
Purchases of securities	—	(79,707)
Loan originations and payments, net	(23,737)	(12,776)
Cash received from FDIC loss sharing agreements	1,003	2,726
Redemption (purchase) of nonmarketable equity securities, net	489	584
Proceeds from the sale of other real estate owned	4,918	2,626
Additions to premises and equipment, net	(169)	(30)
Net cash provided by (used in) investing activities	(9,541)	(59,462)
Cash flows from financing activities
Net change in deposits	(118,498)	(2,608)
Net change in federal funds purchased and repurchase agreements	8,750	(3,245)
Dividends paid	(685)	—
Net cash provided by (used in) financing activities	(110,433)	(5,853)

Net change in cash and cash equivalents	(119,907)	(63,155)
Beginning cash and cash equivalents	198,221	207,117
Ending cash and cash equivalents	$78,314	$143,962

Supplemental cash flow information:
Interest paid	$819	$972
Taxes paid	—	125
Transfer of loans to other real estate owned	2,607	2,247

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

Bancorp’s primary business is the ownership and operation of 1st United. 1st United is a state chartered commercial bank that provides financial services through its five offices in Palm Beach County, three offices in Broward County, four offices in Miami-Dade County, one office each in the cities of Vero Beach, Sebastian and Barefoot Bay, four offices in Pinellas and one office each in Orange and Hillsborough Counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial and residential mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. However, the customers’ ability to repay their loans is dependent on the real estate and general market conditions. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At March 31, 2014, EEL held $2,388 in performing loans.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Stock options to acquire 1,286,145 and 2,571,673 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2014 and 2013, respectively, because consideration of those instruments would be antidilutive.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 7 basis points of the allowance for loan losses at March 31, 2014 and December 31, 2013, respectively.

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

July 1, 2013
Cash	$44,576
Securities available for sale	3,972
Federal Home Loan Bank stock	1,855
Loans	159,168
Core deposit intangible	1,283
Fixed assets	421
Other assets	1,039
TOTAL ASSETS ACQUIRED	$212,314

Deposits	$177,160
Federal Home Loan Advances	35,025
Other	906
TOTAL LIABILITIES ASSUMED	$213,091

Excess of liabilities assumed over assets acquired	$777
Cash paid	4,715
Goodwill	$5,492

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITIONS (continued)

The following summarizes the net interest and other income, net income and earnings per share as if the merger with EBI was effective as of January 1, 2013, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended March 31,
	2014(1)	2013
Net interest and other income	$17,434	$20,834

Net income	2,686	2,826

Basic earnings per share	0.08	0.08

Diluted earnings per share	0.08	0.08

(1)	The merger was effective July 1, 2013. There were no proforma adjustments subsequent to July 1, 2013.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Treasury	$934	$—	$(8)	$926
Municipal Securities	6,368	—	(355)	6,013
Commercial mortgaged-backed	4,444	—	(308)	4,136
Residential collateralized mortgage obligations	554	—	(4)	550
Residential mortgage-backed	320,417	604	(8,818)	312,203

	$332,717	$604	$(9,493)	$323,828

December 31, 2013
U.S. Treasury	$935	$—	$(17)	$918
Municipal Securities	6,368	—	(764)	5,604
Commercial mortgaged-backed	4,469	—	(395)	4,074
Residential collateralized mortgage obligations	826	—	(8)	818
Residential mortgage-backed	328,602	442	(12,497)	316,547

	$341,200	$442	$(13,681)	$327,961

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at March 31, 2014 and December 31, 2013 were issued or sponsored by U.S. government agencies.

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	934	926
Due after ten years	6,368	6,013
Commercial mortgage-backed	4,444	4,136
Residential mortgage-backed and residential collateralized mortgage obligations	320,971	312,753
	$332,717	$323,828

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

Securities as of March 31, 2014 and December 31, 2013 with a fair value of $32,636 and $30,208, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three months ended March 31,
	2014	2013
Proceeds from sale	$—	$8,815
Gross gain	$—	$122
Gross (loss)	—	—
Net gains on sales of securities	$—	$122

Gross unrealized losses at March 31, 2014 and December 31, 2013, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
U.S. Treasury	$926	$(8)	$—	$—	$926	$(8)
Municipal securities	5,568	(299)	445	(56)	6,013	(355)
Residential collateralized mortgage obligations	—	—	550	(4)	550	(4)
Commercial mortgaged-backed	4,136	(308)	—	—	4,136	(308)
Residential mortgage-backed	256,848	(8,270)	9,064	(548)	265,912	(8,818)

	$267,478	$(8,885)	$10,059	$(608)	$277,537	$(9,493)
December 31, 2013
U.S. Treasury	$918	$(17)	$—	$—	$918	$(17)
Municipal securities	5,190	(678)	413	(86)	5,603	(764)
Residential collateralized mortgage obligations	—	—	818	(8)	818	(8)
Commercial mortgaged-backed	—	—	4,073	(395)	4,073	(395)
Residential mortgage-backed	277,291	(12,353)	3,644	(144)	280,935	(12,497)

	$283,399	$(13,048)	$8,948	$(633)	$292,347	$(13,681)

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

At March 31, 2014, there were 84 available for sale securities with unrealized losses of which one was a U.S. Treasury security, eight were municipal securities, three were residential collateralized mortgage obligations, one was a commercial mortgage-backed security and 71 were residential mortgage backed securities. At December 31, 2013, there were 92 available for sale securities with unrealized losses of which one was a U.S. Treasury security, eight were municipal securities, three were residential collateralized mortgage obligations, one was a commercial mortgage-backed security and 79 were residential mortgage-backed securities. At March 31, 2014 and December 31, 2013, securities with unrealized losses had declined in fair value by 3.42% and 4.68%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell these securities prior to their anticipated recovery. The Company does not consider these securities to be other–than–temporarily impaired at March 31, 2014.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS

Loans at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$26,444	$185,118	$211,562	$27,573	$182,691	$210,264
Real estate:
Residential	61,389	117,017	178,406	68,259	110,585	178,844
Commercial	135,510	581,277	716,787	144,311	555,540	699,851
Construction and land development	6,325	35,043	41,368	6,505	28,781	35,286
Consumer and other	—	10,943	10,943	2	9,733	9,735
	$229,668	$929,398	1,159,066	$246,650	$887,330	1,133,980

Add (deduct):
Unearned income and net deferred loan costs			283			239
Allowance for loan losses			(10,033)			(9,648)
			$1,149,316			$1,124,571

The Company has segregated and evaluated its loan portfolio through five portfolio segments. The five segments are residential real estate, commercial, commercial real estate, construction and land development, and consumer and other. The Company’s business activity is concentrated with customers located in Brevard, Broward, Hillsborough, Indian River, Miami-Dade, Orange, Hillsborough, Palm Beach and Pinellas Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in these counties.

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

Commercial loan borrowers consist of small- to medium-sized businesses including professional associations, medical services, retail trade, construction, transportation, wholesale trade, manufacturing and tourism. Commercial loans are derived from our market areas and are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows. As a general practice, we obtain collateral such as real estate, equipment or other assets, although other commercial loans may be unsecured but guaranteed.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2014	$3,084	$2,437	$3,550	$485	$92	$9,648
Provisions for loan losses	(382)	414	292	(4)	13	333
Loans charged off	(86)	(42)	(169)	—	—	(297)
Recoveries	29	—	318	2	—	349
Ending Balance, March 31, 2014	$2,645	$2,809	$3,991	$483	$105	$10,033

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	768	119	281	(534)	16	650
Loans charged off	—	(53)	(58)	(898)	(16)	(1,025)
Recoveries	16	1	2	91	—	110
Ending Balance, March 31, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523

Allowance for Loan Losses Allocation

As of March 31, 2014:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$735	$847	$232	$269	$10	2,093
Purchase credit impaired loans	463	320	689	—	—	1,472
Total specific reserves	1,198	1,167	921	269	10	3,565
General reserves	1,447	1,642	3,070	214	95	6,468
Total	$2,645	$2,809	$3,991	$483	$105	$10,033
Loans individually evaluated for impairment	$3,791	$3,347	$16,898	3,791	$10	$27,837
Purchase credit impaired loans	7,369	12,784	32,784	2,265	24	55,226
Loans collectively evaluated for impairment	200,402	162,275	667,105	35,312	10,909	1,076,003
Total	$211,562	$178,406	$716,787	$41,368	$10,943	$1,159,066

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

As of December 31, 2013:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Loans individually evaluated for impairment	$3,937	$3,567	$19,625	$3,830	$—	$30,959
Purchase credit impaired loans	7,426	16,556	38,854	2,354	25	65,215
Loans collectively evaluated for impairment	198,901	158,721	641,372	29,102	9,710	1,037,806
Total	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

The following tables present loans individually evaluated for impairment by class of loan as of March 31, 2014 and December 31, 2013, respectively.

	Recorded Investment in Impaired Loans With Allowance
As of March 31, 2014	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$841	$732	$125	$716	$716	$176
HELOCs and equity	207	200	115	563	563	431

Commercial:
Secured – non-real estate	311	311	17	3,507	1,464	666
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	302	274	9	902	902	34
Non-owner occupied	465	324	67	2,576	2,576	122
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	526	526	269
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	10	10	10

Total March 31, 2014	$2,180	$1,893	$385	$8,800	$6,757	$1,708

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
As of March 31, 2014	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,388	$1,090	$151	$46
HELOCs and equity	59	—	—	—

Commercial:
Secured – non-real estate	—	—	1,280	801
Secured – real estate	—	—	1,163	1,163
Unsecured	—	—	28	—

Commercial Real Estate:
Owner occupied	—	—	5,960	5,388
Non-owner occupied	1,199	1,032	6,525	6,402
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,524	3,265
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total March 31, 2014	$2,646	$2,122	$22,631	$17,065

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans With Allowance
As of December 31, 2013	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$1,254	$1,089	$192	$632	$632	$171
HELOCs and equity	39	38	38	191	191	59

Commercial:
Secured – non-real estate	359	357	53	3,719	1,537	730
Secured – real estate	54	52	52	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	302	274	23	1,469	1,049	41
Non-owner occupied	466	329	76	4,291	4,283	273
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved land	—	—	—	527	527	271
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	—	—	—

Total December 31, 2013	$2,474	$2,139	$434	$10,829	$8,219	$1,545

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
As of December 31, 2013	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,451	$1,170	$106	$—
HELOCs and equity	59	—	447	447

Commercial:
Secured – non-real estate	—	—	1,126	810
Secured – real estate	—	—	1,181	1,181
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	5,437	5,287
Non-owner occupied	1,597	1,374	7,144	7,029
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,597	3,303
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total December 31, 2013	$3,107	$2,544	$23,038	$18,057

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Average of impaired loans and related interest income for the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$2,593	$7	$8	$3,994	$4	$4
HELOC and equity	763	4	3	1,306	2	2

Commercial:
Secured non real estate	2,618	12	12	3,127	25	26
Secured real estate	1,222	11	15	1,274	13	13
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	6,582	61	37	10,748	81	76
Non-owner occupied	10,375	95	95	11,880	86	86
Multifamily	—	—	—	1,560	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,810	2	2	3,566	2	2
Unimproved Land	—	—	—	—	—	—

Consumer and Other:	10	—	—	—	—	—

Total	27,973	$192	$172	$37,455	$213	$209

Generally, interest accrued on loans is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 plus days past due unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the three months ended March 31, 2014 and 2013, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $153 and $251, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Nonperforming loans represent loans which are not performing in accordance with the contractual loan agreements. Included in the tables that follow are loans in non-accrual and 90 plus days past due categories with a carrying value of $14,929 and $15,836 as of March 31, 2014 and December 31, 2013, respectively. There were one loan which was 90 days or greater past due and accruing interest income at March 31, 2014 for $361 and no loans which were 90 days or greater past due and accruing interest income at December 31, 2013. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The book balance of loans accounted for under ASC 310-30 at March 31, 2104 and December 31, 2013 which were contractually accruing 30 to 59 days past due were $0 and $6,508, respectively; 30 to 59 days contractually past due and non-accrual were $0 and $0, respectively; contractually 60 to 89 days past due and accruing were $0 and $0, respectively; contractually 60 to 89 days past due and non-accrual were $434 and $0, respectively; contractually 90 plus days past due and accruing were $0 and $0, respectively and contractually 90 plus days past due and non-accrual were $13,534 and $28,815, respectively. These amounts are excluded from the disclosures of loans past due and on non-accrual. Loans which are 90 days or greater past due and accruing interest income were $361 and $0 at March 31, 2014 and December 31, 2013, respectively.

The following tables summarize past due and non-accrual loans by the number of days past due as of March 31, 2014 and December 31, 2013

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements
Residential Real Estate:
First mortgages	$260	$447	$—	$—	$2,626	$46	$2,886	$493
HELOCs and equity	149	58	—	—	256	418	405	476

Commercial:
Secured – non-real estate	—	326	—	270	—	1,459	—	2,055
Secured – real estate	—	—	—	352	401	361	401	713
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	1,674	—	—	713	2,834	713	4,508
Non-owner occupied	502	—	—	—	1,918	482	2,420	482
Multi-family	—	—	—	—	58	—	58	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,650	—	3,650
Unimproved land	—	—	—	—	34	—	34	—

Consumer and other	—	—	—	—	—	34	—	34
Total March 31, 2014	$911	$2,505	$—	$622	$6,006	$9,284	$6,917	$12,411

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

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2014 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The Company monitors the performance of loans modified on a monthly basis. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. The Company’s policy is to evaluate and potentially return a troubled debt restructured loan from a non-accrual to accrual status upon the receipt of all past due principal and/or interest payments since the date of and in accordance with the terms of the modification agreement and when future payments are reasonable assured. The average yield on the performing loans classified as troubled debt restructurings were 4.18% and 4.38% as of March 31, 2014 and December 31, 2013. Troubled debt restructuring loans are considered impaired.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

During the quarter ended March 31, 2014, the Company modified $134 in residential real estate loans. During the quarter ended March 31, 2013, the Company modified $272 in commercial real estate loans. All troubled debt restructurings are classified as either special mention or substandard by the Company.

The following is a summary of the Company’s performing troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively, all of which were performing in accordance with the restructured terms:

	March 31, 2014	December 31, 2013
Residential real estate	$907	$834
Commercial real estate	12,907	15,341
Construction and land development	142	143
Commercial	2,279	2,328
Total	$16,235	$18,646

Of the $16,235 of performing troubled debt restructurings at March 31, 2014, $11,756 was classified as special mention and $4,479 was classified as substandard. Of the $18,646 of performing troubled debt restructurings at December 31, 2013, $11,062 was classified as special mention and $7,584 was classified as substandard. These loans had a specific reserve in the allowance for loan losses at March 31, 2014 and December 31, 2013 of $622 and $635, respectively.

Total non-accruing troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively, were as follows:

	March 31, 2014	December 31, 2013
Residential real estate	$317	$330
Commercial real estate	3,332	3,307
Construction and land development	3,266	3,303
Commercial	473	536
Consumer	10	—
Total	$7,398	$7,476

These loans had a specific reserve in the allowance for loan losses at March 31, 2014 and December 31, 2013 of $487 and $608, respectively. There were 2 loans for $1,740 which were modified within the twelve months ended March 31, 2014 that defaulted within the three months ending March 31, 2014 and had a specific reserve of $10 at March 31, 2014. There were no loans modified within the twelve months ended March 31, 2013 which defaulted within the three months ended March 31, 2013.

During the three month period ended March 31, 2014, the Company lowered the interest rate on $470 of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the year ended December 31, 2013, the Company lowered the interest rate on $10,618 of loans prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances and/or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at March 31, 2014. The Company has allocated $1,109 and $1,243 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at March 31, 2014 or December 31, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
As of March 31, 2014	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
Residential Real Estate:
First mortgages	$113,992	$49,610	$1,060	$2,626	$55,887	$4,096	$713
HELOCs and equity	64,414	7,805	31	256	49,943	510	5,869

Commercial:
Secured – non-real estate	148,293	16,572	311	—	127,339	1,664	2,407
Secured – real estate	55,813	9,086	—	401	44,813	800	713
Unsecured	7,456	75	—	—	6,866	107	408

Commercial Real Estate:
Owner occupied	222,285	25,306	7,562	713	181,004	313	7,387
Non-owner occupied	447,417	86,389	406	1,918	350,655	4,990	3,059
Multi-family	47,085	13,158	—	58	33,869	—	—

Construction and Land Development:
Construction	12,480	—	—	—	12,480	—	—
Improved land	17,724	2,869	—	—	8,169	2,644	4,042
Unimproved land	11,164	3,422	—	34	7,708	—	—

Consumer and other	10,943	—	—	—	10,367	454	122

Total March 31, 2014	$1,159,066	$214,292	$9,370	$6,006	$889,100	$15,578	$24,720

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
As of December 31, 2013	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
Residential Real Estate:
First mortgages	$117,830	$56,000	$1,121	$3,137	$52,822	$4,032	$718
HELOCs and equity	61,014	7,712	31	258	46,437	629	5,947

Commercial:
Secured – non-real estate	145,298	17,555	319	39	123,168	1,733	2,484
Secured – real estate	57,052	9,168	—	416	45,955	800	713
Unsecured	7,914	76	—	—	7,311	114	413

Commercial Real Estate:
Owner occupied	209,467	26,129	7,638	722	167,238	315	7,425
Non-owner occupied	451,982	93,010	409	2,261	345,941	5,009	5,352
Multi-family	38,402	14,080	—	62	24,260	—	—

Construction and Land Development:
Construction	7,366	—	—	—	7,366	—	—
Improved land	16,538	2,943	—	—	6,851	2,656	4,088
Unimproved land	11,382	3,527	—	35	7,820	—	—

Consumer and other	9,735	2	—	—	9,135	480	118

Total December 31, 2013	$1,133,980	$230,202	$9,518	$6,930	$844,304	$15,768	$27,258

As part of the AFI merger in 2012, the acquisitions of Old Harbor in 2011, TBOM in 2010 and Republic in 2009 from the FDIC and of Equitable Financial Group, Inc. and Citrus Bank, N.A. in 2008, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at March 31, 2014 was approximately $55,226, net of a discount of $27,130. The Company maintained an allowance for loan losses of $1,472 at March 31, 2014 for loans acquired with deteriorated credit quality. The Company did not acquire any loans for which there was evidence of credit deterioration since origination in connection with the acquisition of EBI. During the three months ended March 31, 2014 and 2013, the Company accreted $2,704 and $2,852, respectively, into interest income on acquired loans. The remaining accretable discount was $17,643 at March 31, 2014. In addition, $52,958 of the $55,226 in loans is covered by the FDIC loss share agreements.

The initial fair value for loans acquired from EBI without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of covered non-impaired loans at the date of each acquisition, respectively. The fair value of loans acquired from EBI was $159,168. The gross contractual amount acquired was $161,078 and the Company expects to collect a majority of this amount based on current information available.

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

Assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, are summarized below.

	Fair value measurements at March 31, 2014 using
	March 31, 2014	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$926	$—	$926	$—
Municipal securities	6,013	—	6,013	—
Commercial mortgage-backed	4,136	—	4,136	—
Residential collateralized mortgage obligations	550	—	550	—
Residential mortgage-backed	312,203	—	312,203	—
	$323,828	$—	$323,828	$—

	Fair value measurements at December, 2013 using
	December 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$918	$—	$918	$—
Municipal securities	5,604	—	5,604	—
Commercial mortgage-backed	4,074	—	4,074	—
Residential collateralized mortgage obligations	818	—	818	—
Residential mortgage-backed	316,547	—	316,547	—
	$327,961	$—	$327,961	$—

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

There were no liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

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

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the appraisal department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made on collateral for impaired loans and other real estate owned which has not been sold to the appraisal value to arrive at fair value. Based on our most recent analysis, no discounts to current appraisals have been warranted.

The significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally a decline of 10% to an increase of 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties
Construction and land development	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 35% to no change

Other Real Estate

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally an decline of 10% to an increase of 25%
Commercial	Appraisals of collateral value	Adjustment for age and physical conditions of comparable sales, generally a decline of 20% to an increase of 30%

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at March 31, 2014 using
	March 31, 2014	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,364	$—	$—	$1,364
Commercial	1,092	—	—	1,092
Commercial real estate	3,844	—	—	3,844
Construction and land development	257	—	—	257
Consumer and other	—	—	—	—
	$6,557	$—	$—	$6,557
Other real estate owned:
Commercial real estate	$11,751	$—	$—	$11,751
Residential real estate	4,487	—	—	4,487
	$16,238	$—	$—	$16,238

At March 31, 2014, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $8,650, with a valuation allowance of $2,093 resulting in an additional provision of loan losses of $412 during the three months ended March 31, 2014.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $16,238, and had no valuation allowance at March 31, 2014. During the three months ended March 31, 2014 the Company recorded write-downs to other real estate owned of $244 due to reductions in the estimated fair value of properties.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

At December 31, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $10,358, with a valuation allowance of $1,979. For the quarter ended March 31, 2013, we recorded additional provision for loan losses of $787.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $18,580, and had no valuation allowance at December 31, 2013. During the three months ended March 31, 2013, the Company recorded write-downs to other real estate owned of $464 due to reductions in the estimated fair value of properties.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2014 and 2013.

Carrying amount and estimated fair values of financial instruments were as follows at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014		December 31, 2103
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$78,314	$78,314	$198,221	$198,221
Securities available for sale	323,828	323,828	327,961	327,961
Loans, net, including loans held for sale	1,149,316	1,152,545	1,124,571	1,130,355
Nonmarketable equity securities	9,488	N/A	9,977	N/A
FDIC loss share receivable	25,951	25,951	29,331	29,331
Accrued interest receivable	3,988	3,988	3,991	3,991

Financial liabilities
Deposits	$1,429,381	$1,430,115	$1,547,913	$1,548,743
Federal funds purchased and repurchase agreements	23,113	23,114	14,363	14,364
Federal Home Loan Bank advances	35,015	35,165	35,018	35,167
Accrued interest payable	321	321	282	282

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
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the acquisition of financial institutions covered under loss share agreements with the FDIC were as follows:

	Three months ended March 31,
	2014	2013

Beginning of period	$29,331	$48,568
Cash received	(1,003)	(2,726)
Discount accretion	21	238
Reduction for changes in cash flow estimates	(2,669)	(3,058)
Other	271	—
End of period	$25,951	$43,022

As of March 31, 2014 and December 31, 2013, the Company has determined that the FDIC loss share receivable is collectible. The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

Pursuant to each loss share agreement, the Company calculates an estimated amount due to the FDIC related to losses in acquired assets. An amount is payable at the end of the year of each respective loss share agreement and is generally based on the actual losses incurred. At March 31, 2014 and December 31, 2013, the Company calculated $4,488 and 4,218 due to the FDIC pursuant to these contracts and recorded these amounts in other liabilities in the consolidated balance sheets.

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

	Three months ended March 31,
	2014	2013
Net income	$2,686	$1,620
Basic EPS:
Weighted average shares of common stock outstanding	33,847,574	33,772,105
Basic EPS	$0.08	$0.05

Diluted EPS:
Weighted average shares of common stock outstanding	33,847,574	33,772,105
Effect of dilutive shares:
Stock options	490,757	77,029
Restricted stock	113,892	37,596
Total dilutive shares	34,452,223	33,886,730
Diluted EPS	$0.08	$0.05

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,196	$18,450	$29,104	$22,557
Unused lines of credit	7,029	90,229	9,283	98,035
Stand-by letters of credit	6,882	707	7,205	782

The fixed rate loan commitments have interest rates ranging from 3.0% to 6.25% and the underlying loans have maturities ranging from seven months to 30 years.

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

Recent Mergers & Acquisitions

Merger of Enterprise Bancorp, Inc.

On July 1, 2013, we completed our acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly-owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “EBI Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. 1st United acquired approximately $159.2 million in loans, with an average yield of 5.08%, and approximately $177 million of deposits, with an average cost of 0.53%. Total consideration for the net assets acquired was $45.6 million (or 1.22 times tangible book value, as defined by the EBI Merger Agreement) which was comprised of $5.1 million in cash, $20.1 million in classified and non-performing loans, $18.3 million in non-investment grade and non-performing investments, other investments and derivatives and $1.7 million in OREO and other repossessed assets. The Company did not acquire any non-performing loans, OREO or non-investment grade investments due to the acquisition of EBI.

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

Financial Overview

OPERATING RESULTS

For the quarter ended March 31, 2014, we reported net income of $2.7 million compared to net income of $1.6 million for the quarter ended March 31, 2013. The increase in net income for the three months ended March 31, 2014 as compared to the same period ended March 31, 2013 was mostly an increase in interest income on loans and securities and a reduction in the provision for loan losses offset by an increase in salaries and employee benefits.

●	Net interest margin was 4.97% for the quarter ended March 31, 2014 compared to 5.09% for the quarter ended March 31, 2013.

●	The Company recorded provision for loan losses of $333,000 for the three months ended March 31, 2014, compared to provision for loan losses of $650,000 the three months ended March 31, 2013.

●	Total loans increased by approximately $25.1 million to $1.159 billion for the three months ended March 31, 2014 as a result of new loan production and loan advances of $79.4 million which was partially offset by payoffs, resolutions, including transfers to OREO, and principal payments of $54.3 million during the period.

●	Non-performing assets at March 31, 2014 represented 1.81% of total assets compared to 1.87% at December 31, 2013. Non-performing assets not covered by the Loss Share Agreements represented 0.87% of total assets at March 31, 2014 compared to 0.91% at December 31, 2013.

●	Securities available for sale decreased by approximately $4.1 million from December 31, 2013 to $323.8 million at March 31, 2014. The decrease was a result of investment maturities and principal payments of $8.0 million offset by a decrease in the net unrealized loss on securities available for sale of $4.4 million. There were no gains on sales of securities for the three months ended March 31, 2014 as compared to gains on sales of securities of $122,000 for the three months ended March 31, 2013.

●	Other real estate owned (“OREO”) decreased by $2.3 million to $16.2 million at March 31, 2014 from $18.6 million at December 31, 2013. The change was due to the sale of REO of $4.9 million and fair value adjustments on existing properties of $244,000 which was partially offset by the foreclosure of $2.6 million of loans. Gains on the sale of OREO for three months ended March 31, 2014 and 2013 were $213,000 and $441,000, respectively.

●	The FDIC loss share receivable was reduced by approximately $3.4 million from $29.3 million at December 31, 2013 to $26.0 million at March 31, 2014. The decrease was due to cash receipts of approximately $1.0 million, a reduction of $2.7 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $21,000.

●	Deposits decreased by $118.5 million from $1.55 billion at December 31, 2013 to $1.43 billion at March 31, 2014 due to the payout of a $128 million short term deposit in January 2014 and normal customer balance fluctuations. Non-interest bearing deposits increased by $13.3 million to $539.6 million at March 31, 2014, as compared to December 31, 2013. The percentage of non-interest bearing deposits to total deposits was approximately 38% at March 31, 2014 and approximately 34% at December 31, 2013.

Analysis for Three Month Periods ended March 31, 2014 and 2013

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

Net interest earnings for the three months ended March 31, 2014 and 2013, respectively, are reflected in the following table:

	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$1,154,630	$17,287	6.07%	$914,403	$16,171	7.17%
Investment securities	328,279	2,103	2.56%	290,990	1,368	1.88%
Federal funds sold and securities purchased under resale agreements	40,486	148	1.49%	127,027	181	0.58%
Total interest-earning assets	1,523,395	19,538	5.20%	1,332,420	17,720	5.39%
Non interest-earning assets	226,980			228,582
Allowance for loan losses	(9,819)			(9,661)
Total assets	$1,740,556			$1,551,341

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$214,688	$61	0.12%	$171,953	$55	0.13%
Money market accounts	331,087	245	0.30%	317,349	256	0.33%
Savings accounts	58,192	16	0.11%	63,117	40	0.26%
Certificates of deposit	288,022	475	0.67%	306,421	634	0.84%
Fed funds purchased and repurchase agreements	16,939	4	0.10%	19,290	6	0.13%
Federal Home Loan Bank advances and other borrowings	55,127	57	0.42%	—	—	0.00%
Total interest-bearing liabilities	964,055	858	0.36%	878,130	991	0.46%

Non-interest bearing liabilities
Demand deposit accounts	526,762			429,035
Other liabilities	14,751			6,473
Total non-interest-bearing liabilities	541,513			435,508
Shareholders’ equity	234,988			237,703
Total liabilities and shareholders’ equity	$1,740,556			$1,551,341
Net interest spread		$18,680	4.84%		$16,729	4.94%

Net interest on average earning assets - Margin			4.97%			5.09%

Net interest income was $18.7 million for the three months ended March 31, 2014, as compared to $16.7 million for the three months ended March 31, 2013, an increase of $2.0 million, or 11.7%. The increase resulted primarily from increase in average earning assets of $191.0 million or 14.3% and a reduction in yield on deposits offset by a reduction in accretion income from the resolution of acquired assets. Accretion income decreased quarter over quarter by $970,000 and was offset with a reduction in the cost of funds of 7 basis points. The increase in total average earning assets was due to the EBI acquisition and net loan growth.

Interest earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $3.9 million as compared to $4.9 million for the same period in 2013. Included in the $3.9 million of accretion of discount for the quarter ended March 31, 2014 was approximately $2.8 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended March 31, 2014, we took a charge of approximately $2.7 million, including $298,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $4.9 million of accretion discount for the quarter ended March 31, 2013 was approximately $3.0 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended March 31, 2013, we took a charge of approximately $3.1 million, including $347,000 million related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

The net interest margin (i.e., net interest income divided by average earning assets) decreased 12 basis points from 5.09% during the three months ended March 31, 2013 to 4.97% during the three months ended March 31, 2014. Accretion of loan discounts of $3.9 million on acquired loans added approximately 104 basis points to the quarter ended March 31, 2014 net interest margin. Of the 104 basis points, 75 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $4.9 million during the three months ended March 31, 2013, which added approximately 148 basis points to the March 31, 2013 margin. Of the 148 basis points for the quarter ended March 31, 2013, 91 basis points related to resolved loss share assets and changes in cash flows. For the three months ended March 31, 2014, average loans represented 66.3% of total average assets and 80.4% of total average deposits and customer repurchase agreements, compared to average loans of 58.94% of total average assets and average loans of 69.95% to total average deposits and customer repurchase agreements at March 31, 2013. Our cost of funds was approximately 7 basis points lower for the three months ended March 31, 2014, as compared to March 31, 2013, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three months ended March 31, 2014 and 2013:

	March 31, 2014 and 2013
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$1,116	$3,837	$(2,721)
Investment securities	735	192	543
Federal funds sold and securities purchased under resale agreements	(32)	(182)	150

Total interest-earning assets	$1,819	$3,847	$(2,028)
Liabilities
Interest-bearing liabilities
NOW accounts	$6	$13	$(7)
Money market accounts	(11)	11	(22)
Savings accounts	(24)	(3)	(21)
Certificates of deposit	(159)	(36)	(123)
Fed funds purchased and repurchase agreements	(1)	(1)	—
Other borrowings	57	57	—

Total interest-bearing liabilities	(132)	41	(173)

Net interest spread	$1,951	$3,806	$(1,855)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense

The following is a schedule of non-interest income for three months ended March 31, 2014 and 2013, respectively:

	Three months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	Difference
Service charges and fees on deposit accounts	$809	$796	$13
Net gains on sales of other real estate owned	213	441	(228)
Net gains on sales of securities	—	122	(122)
Net gains on sales of loans held for sale	—	46	(46)
Increase in cash surrender value of Company owned life insurance	159	147	12
Adjustment to FDIC loss share receivable	(2,648)	(2,820)	172
Other	221	280	(59)
Total non-interest income	$(1,246)	$(988)	$(258)

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income decreased by $258,000 for the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013. The decrease was principally a result of a reduction in the gains on the sales of other real estate, no sales of securities or loans held for sale in the current quarter, offset by a decrease in the adjustment to the FDIC loss share receivable due to less resolution of assets above their carrying value quarter over quarter.

During the three months ended March 31, 2014, we received proceeds from the sale of OREO properties of $4.9 million with a carrying value of $4.7 million and recorded a net gain of $213,000 on the these dispositions as compared to sales of $2.6 million of OREO with a carrying value of $2.1 million resulting in a net gain of $441,000 million for the three months ended March 31, 2013. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended March 31, 2014 and 2013 were $306,000 and $441,000, respectively.

During the three months ended March 31, 2014, we had no sales of securities. For the three months ended March 31, 2013, we sold approximately $8.8 million in securities for gains of $122,000.

The adjustment to the FDIC loss share receivable during the quarter ended March 31, 2014 represented a $2.7 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $3.1 million for the quarter ended March 31, 2013. These amounts were partially offset by interest income earned on the FDIC receivable of $21,000 and $239,000 for the quarters ended March 31, 2014 and 2013, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $424,000, or 3.4%, from $12.5 million for the three months ended March 31, 2013 to $12.9 million for the three months ended March 31, 2014, primarily due to integration of EBI operations and the assumption of staff and operations from the EBI acquisition offset by lower write downs of other real estate owned.

The following summarizes the changes in non-interest expense accounts for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	Difference
Salaries and employee benefits	$6,556	$6,199	$357
Occupancy and equipment	2,021	1,969	52
Data processing	984	930	54
Telephone	259	229	30
Stationery and supplies	74	91	(17)
Amortization of intangibles	195	172	23
Professional fees	417	387	30
Advertising	69	88	(19)
Regulatory assessment	420	358	62
Other real estate owned expense	401	579	(178)
Loan expense	361	347	14
Other	1,143	1,127	16
Total non-interest expense	$12,900	$12,476	$424

Salary and employee benefits increased by approximately $357,000 or 5.8% to $6.6 million for the three months ended March 31, 2014 as compared to $6.2 million for the three months ended March 31, 2013. The increase was primarily due to staff additions from the EBI acquisition and increased incentive compensation related to various production goals period over period.

Other real estate owned (“OREO”) expense decreased by approximately $178,000 to $401,000 for the three months ended March 31, 2014, as compared to $579,000 for the three months ended March 31, 2013. The change was primarily due to a decrease in write downs on OREO properties by $220,000 period over period due to changes in estimated fair values. Total write downs were $244,000 during the quarter ended March 31, 2014 as compared to $464,000 for the quarter ended March 31, 2013.

Loan expense includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense was consistent $361,000 for the quarter ended March 31, 2014 as compared to $347,000 for the three months ended March 31, 2013.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended March 31, 2014, we recorded $333,000 in provision for loan losses as compared to $650,000 for the three months ended March 31, 2013. The decrease in the provision for loan losses quarter-over-quarter was due to a reduction in charge-offs, one large loan recovery and a reduction of impaired assets. Total charge-offs were $297,000 with recoveries of $349,000, principally related to one loan, for the quarter ended March 31, 2014. Net recoveries for the quarter ended March 31, 2014 were $52,000 as compared to net charge-offs of $915,000 for the quarter ended March 31, 2013.

We recorded income tax expense of $1.5 million for the three months ended March 31, 2014, compared to $995,000 for the three months ended March 31, 2013. The increase is due to higher pretax income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

FINANCIAL CONDITION

At March 31, 2014, our total assets were $1.738 billion and our net loans were $1.149 billion or 66.1% of total assets. At December 31, 2013, our total assets were $1.845 billion and our net loans were $1.125 million or 61.0% of total assets. Cash and cash equivalents decreased primarily as a result of the withdrawal by one customer of a short term deposit of $128 million in January 2014 and net loan origination for the quarter. Total loans increased by approximately $25.1 million to $1.159 billion at March 31, 2014 due to new loan production and loan advances of $79.4 million offset by payoffs, resolutions, including transfer to OREO, and principal reductions of $54.3 million.

At March 31, 2014, the allowance for loan losses was $10.0 million or 0.87% of total loans. At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans.

Securities available for sale decreased by $4.1 million to $323.8 million at March 31, 2014 due to maturities and principal payments of $8.0 million and a reduction in the net unrealized loss since December 31, 2013.

At March 31, 2014, our total deposits were $1.429 billion, a decrease of $118.5 million compared to $1.548 billion at December 31, 2013, due to the withdrawal by one customer of a short term deposit of $128 million in January of 2014. Non-interest bearing deposits represented 37.8% of total deposits at March 31, 2014 compared to 34.0% at December 31, 2013.

At March 31, 2014 and December 31, 2013, Federal Home Loan Bank advances were $35.0 million and were acquired as part of the EBI merger.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively. As of March 31, 2014 and December 31, 2013, 85.6%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of March 31, 2014 and December 31, 2013, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 85.6%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of March 31, 2014 and December 31, 2013.

Loan Portfolio as of March 31, 2014

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	483	$113,992	9.83%	6.56%
HELOCs and equity	399	64,414	5.56%	3.71%

Commercial:
Secured – non-real estate	701	148,293	12.79%	8.53%
Secured – real estate	92	55,813	4.82%	3.21%
Unsecured	54	7,456	0.64%	0.43%

Commercial Real Estate:
Owner occupied	274	222,285	19.18%	12.79%
Non-owner occupied	337	447,417	38.60%	25.74%
Multi-family	73	47,085	4.06%	2.71%

Construction and Land Development:
Construction	14	12,480	1.08%	0.72%
Improved land	26	17,724	1.53%	1.02%
Unimproved land	18	11,164	0.96%	0.64%

Consumer and other	179	10,943	0.95%	0.63%

Total March 31, 2014	2,650	$1,159,066	100%	66.69%

Loan Portfolio as of December 31, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	490	$117,830	10.39%	6.39%
HELOCs and equity	400	61,014	5.38%	3.31%

Commercial:
Secured – non-real estate	697	145,298	12.81%	7.87%
Secured – real estate	91	57,052	5.03%	3.09%
Unsecured	57	7,914	0.70%	0.43%

Commercial Real Estate:
Owner occupied	268	209,467	18.47%	11.35%
Non-owner occupied	328	451,982	39.85%	24.50%
Multi-family	72	38,402	3.39%	2.08%

Construction and Land Development:
Construction	12	7,366	0.65%	0.40%
Improved land	24	16,538	1.46%	0.90%
Unimproved land	19	11,382	1.00%	0.62%

Consumer and other	178	9,735	0.87%	0.53%

Total December 31, 2013	2,636	$1,133,980	100.00%	61.47%

The following chart illustrates the composition of our construction and land development loan portfolio as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$546	0.05%	$272	0.02%
Residential spec	4,265	0.37%	1,423	0.13%
Commercial	7,669	0.66%	5,671	0.50%
Commercial spec	—	0.00%	—	0.00%
Land Development
Residential	5,240	0.45%	5,377	0.47%
Residential spec	5,079	0.44%	5,223	0.45%
Commercial	7,478	0.65%	6,044	0.55%
Commercial spec	11,091	0.96%	11,276	0.99%
Total	$41,368	3.57%	$35,286	3.11%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at March 31, 2014 and December 31, 2013 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate and/or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial distress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of March 31, 2014, and December 31, 2013, which are performing in accordance with their modification agreements.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Residential real estate	$907	$834
Commercial real estate	12,907	15,341
Construction and land development	142	143
Commercial	2,279	2,328
Total	$16,235	$18,646

The decrease of $2.4 million in performing restructured loans to $16.2 million at March 31, 2014 from $18.6 million at December 31, 2013 was due to new performing modifications of approximately $134,000 million offset by approximately $1.7 million in loans that defaulted under the terms of their modification agreement and were included in nonaccrual loans at March 31, 2014. In addition, there were approximately $815,000 in repayments and resolutions of modified loans.

At March 31, 2014, there were 17 loans that were troubled debt restructured loans with a carrying amount of $7.4 million and specific reserves of $487,000 that were non-accrual. At December 31, 2013, there were 18 loans which were troubled debt restructured loans with a carrying amount of $7.5 million and specific reserves of $608,000 that were non-accrual. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.18% and 4.38% at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, we had $470,000 in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2013, we had approximately $10.6 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances and/or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

During the three months ended March 31, 2014 and 2013, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $153,000 and $251,000, respectively.

Our non-performing and troubled debt restructured assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Non-Accrual Loans
Residential first mortgages	$46	$2,626	$2,672	$48	$3,137	$3,185
Home equity lines	418	256	674	491	96	587
Commercial real estate	3,316	2,689	6,005	3,297	3,045	6,342
Construction and land development	3,650	34	3,684	3,688	35	3,723
Commercial	1,459	401	1,860	1,518	455	1,973
Consumer	34	—	34	26	—	26
Total	$8,923	$6,006	$14,929	$9,068	$6,768	$15,836

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial	361	—	361	—	—	—
Consumer	—	—	—	—	—	—
Total	$361	$—	$361	$—	$—	$—

Total non-accruing loans	$8,923	$6,006	$14,929	$9,068	$6,768	$15,836
Accruing => 90 days past due	361	—	361	—	—	—
Foreclosed real estate	5,795	10,443	16,238	7,763	10,817	18,580
Total non-performing assets	15,079	16,449	31,528	16,831	17,585	34,416
Performing troubled debt restructured loans	14,969	1,266	16,235	17,281	1,365	18,646
Total non-performing assets and performing troubled debt restructured loans	$30,048	$17,715	$47,763	$34,112	$18,950	$53,062

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans	0.80%	0.52%	1.32%	0.80%	0.60%	1.40%
Total non-performing assets to total assets	0.87%	0.95%	1.81%	0.91%	0.95%	1.87%
Total non-performing assets and performing troubled debt restructured loans to total assets	1.73%	1.02%	2.75%	1.85%	1.03%	2.88%

Included in non-accrual loans are purchase credit impaired loans of $2.6 million for which cash flows could not be reasonably estimated with $2.5 million of these loans subject to Loss Share Agreements. Additionally, included in non-accrual loans at March 31, 2014 and December 31, 2013 were $4.8 million and $4.2 million, respectively, of loans performing in accordance with their contractual terms but which the Company placed on non-accrual status due to identified risks within the credit. Of the non-performing assets and performing troubled debt restructured loans at March 31, 2014, $17.7 million were acquired in the Old Harbor, TBOM and Republic transactions and are all covered under the Loss Share Agreements as compared to $19.0 million at December 31, 2013.

Since December 31, 2013, for non-performing loans not subject to Loss Share Agreements, we had approximately $210,000 in non-accrual loans which were charged off, $2.0 million were paid off or principal payments were applied, no loans were transferred to OREO or returned to accrual status and $2.1 million were added to non-accrual during the three months ended March 31, 2014.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at March 31, 2014 and December 31, 2013, were as follows:

March 31, 2014

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/accrual and 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$409	$505	$—	$—	$2,882	$464	$3,291	$969
Commercial	—	326	—	622	401	1,820	401	2,768
Commercial real estate	502	1,674	—	—	2,689	3,316	3,191	4,990
Construction and land development	—	—	—	—	34	3,650	34	3,650
Consumer and other	—	—	—	—	—	34	—	34
Total March 31, 2014	$911	$2,505	$—	$622	$6,006	$9,284	$6,917	$12,411

December 31, 2013

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$333	$1,085	$162	$24	$3,233	$539	$3,728	$1,648
Commercial	—	461	—	—	455	1,518	455	1,979
Commercial real estate	—	—	—	1,737	3,045	3,297	3,045	5,034
Construction and land development	—	—	—	—	35	3,688	35	3,688
Consumer and other	—	34	—	—	—	26	—	60
Total December 31, 2013	$333	$1,580	$162	$1,761	$6,768	$9,068	$7,263	$12,409

Past due loans subject to Loss Share Agreements decreased by $346,000 from $7.3 million at December 31, 2013 to $6.9 million at March 31, 2014. Past due loans not subject to Loss Share Agreements were consistent at $12.4 million at March 31, 2014 and December 31, 2013, respectively. The change in past due loans covered under Loss Share Agreements was due to an increase in accruing loans which were past due less than 90 days by $416,000 and a decrease in loans past due greater than 90 days and on non-accrual of $762,000 as the Company continues to work towards resolutions and work out solutions for these assets. A decrease in loans 30-89 days past due was noted for loans not covered under Loss Share Agreements which declined by $214,000 during the three months ended March 31, 2014 offset by an increase in the non-accrual and 90 days or more past due category by $216,000.

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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. At March 31, 2014, the Company had $13.5 million of loans evaluated under ASC 310-30 which were on nonaccrual and past due greater than 90 days in accordance with their loan documents but were performing in accordance with their estimated cash flows. These loans are excluded from the past due categories.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as March 31, 2014 and December 31, 2013.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
March 31, 2014	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential real estate	$932	240	$1,279	$607	$1,090	$46
Commercial	363	69	1,464	666	—	1,964
Commercial real estate	598	76	3,478	156	1,032	11,790
Construction and land development	—	—	526	269	—	3,265
Consumer and other	—	—	10	10	—	—
Total March 31, 2014	$1,893	$385	$6,757	$1,708	$2,122	$17,065

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2013	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential real estate	$1,127	$230	$823	$230	$1,170	$447
Commercial	409	105	1,537	730	—	1,991
Commercial real estate	603	99	5,332	314	1,374	12,316
Construction and land development	—	—	527	271	—	3,303
Consumer and other	—	—	—	—	—	—
Total December 31, 2013	$2,139	$434	$8,219	$1,545	$2,544	$18,057

Overall impaired loans decreased by $3.1 million from $31.0 million at December 31, 2013 to $27.8 million at March 31, 2014. Impaired loans subject to loss share agreements decreased by $668,000. Impaired loans not subject to loss share agreements decreased by $2.5 million from December 31, 2013 to March 31, 2014 primarily due to resolutions, including sales, payoffs and transfers to other real estate owned.

Allowance for Loan Losses

At March 31, 2014, the allowance for loan losses was $10.0 million or 0.87% of total loans. Inclusive within total loans is $143.7 million in loans acquired from EBI on July 1, 2013 which are recorded at fair value and for which a minimal allowance was allocated at March 31, 2014. Excluding those loans, the allowance for loan losses as a percentage of total loans would be 0.99% compared to 0.98% at December 31, 2013. At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans.

At March 31, 2014 and December 31, 2013, we had $6.8 million and $8.2 million, respectively, of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $1.7 million and $1.5 million respectively. Charge-offs for the three months ended March 31, 2014 were $297,000 offset by recoveries of $349,000, primarily related to one loan. Of these charge-offs, $259,000 was provided for as of December 31, 2013. Overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $2.7 million (or 6.3%) from December 31, 2013 to March 31, 2014 which had a positive impact on the general allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 7 basis points of the allowance for loan losses as of both March 31, 2014 and December 31, 2013, respectively.

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

The following is a summary of our loan classifications at March 31, 2014 and December 31, 2013:

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
March 31, 2014
Residential real estate	$178,406	$57,415	$1,091	$2,882	$105,830	$4,606	$6,582
Commercial	211,562	25,733	311	401	179,018	2,571	3,528
Commercial real estate	716,787	124,853	7,968	2,689	565,528	5,303	10,446
Construction and land development:	41,368	6,291	—	34	28,357	2,644	4,042
Consumer and other	10,943	—	—	—	10,367	454	122
Total March 31, 2014	$1,159,066	$214,292	$9,370	$6,006	$889,100	$15,578	$24,720

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2013
Residential real estate	$178,844	$63,712	$1,152	$3,395	$99,259	$4,661	$6,665
Commercial	210,264	26,799	319	455	176,434	2,647	3,610
Commercial real estate	699,851	133,219	8,047	3,045	537,439	5,324	12,777
Construction and land development:	35,286	6,470	—	35	22,037	2,656	4,088
Consumer and other	9,735	2	—	—	9,135	480	118
Total December 31, 2013	$1,133,980	$230,202	$9,518	$6,930	$844,304	$15,768	$27,258

All non-accrual loans are included in substandard loans. Loans classified as troubled debt restructured loans, which are performing under the terms of their modification agreements, are credit graded based on the individual qualities and payment performance of the loan under the terms of the modification agreement. At March 31, 2014 and December 31, 2013, loans which were classified as troubled debt restructured loans and were performing under the terms of their modification agreements and were credit graded as substandard were $4.5 million and $7.6 million, respectively.

Substandard loans totaled $30.7 million at March 31, 2014 (of which $6.0 million were subject to the Loss Share Agreements) and $34.2 million at December 31, 2013 (of which $6.9 million were subject to the Loss Share Agreements). The decrease of $3.5 million since December 31, 2013 was primarily due to the resolution of loans not covered under Loss Share Agreements of $2.5 million through sale, payoffs, charge-offs or foreclosure and transfer to other real estate owned during the period. There was a decrease of $924,000 in the total substandard loans covered under Loss Share Agreements period-over-period. We regularly evaluate classifications of loans and recommend either upgrades or downgrades as events or circumstances warrant. In addition, at March 31, 2014, we had $27.8 million (or 2.4% of total loans) of loans classified as impaired. This compares to $31.0 million (or 2.7% of total loans) at December 31, 2013. The decrease was primarily due to the net resolution of loans, including sales, payoffs and transfers to other real estate owned during the year. At March 31, 2014 and December 31, 2013, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $2.1 million and $2.0 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals if collateral dependent or anticipated cash flows if not collateral dependent. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At March 31, 2014, we had $24.9 million (2.2% of outstanding loans), which included $9.4 million in loans subject to Loss Share Agreements, which compares to $25.3 million (2.2% of outstanding loans) of which $9.5 million were subject to Loss Share Agreements at December 31, 2013. Special mention loans not subject to Loss Share Agreements were $15.6 million at March 31, 2014, a decrease of $190,000 from December 31, 2013. There was also a decrease in special mention loans subject to loss share of $148,000 from December 31, 2013 to March 31, 2014. These decreases are attributable to resolution of loans, including sales, payoffs and downgrades to substandard as well as ongoing reviews and upgrading of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses. Improvement in the underlying loan qualities can also provide for an upgrading of a loan to a watch category.

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

During the three months ended March 31, 2014 and 2013, we recorded $333,000 and $650,000, respectively, in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans.

Activity in the allowance for loan losses for the three months ended March 31, 2014 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1 , 2014	$3,084	$2,437	$3,550	$485	$92	$9,648
Provisions for loan losses	(382)	414	292	(4)	13	333
Loans charged off	(86)	(42)	(169)	—	—	(297)
Recoveries	29	—	318	2	—	349
Ending Balance, March 31, 2014	$2,645	$2,809	$3,991	$483	$105	$10,033

Activity in the allowance for loan losses for the three months ended March 31, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1 , 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	768	119	281	(534)	16	650
Loans charged off	—	(53)	(58)	(898)	(16)	(1,025)
Recoveries	16	1	2	91	—	110
Ending Balance, March 31, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523

The decrease in the allowance related to commercial loans from $3.5 million for the quarter ended March 31, 2013 to $2.6 million of the quarter ended March 31, 2014 was due to a reduction in the specific reserve on impaired and purchased credit impaired loans and a decrease in the general portion of the reserve due to improving historical loss rates in this category.

The increase in the allowance for loan losses related to residential real estate loans from $1.9 million at March 31, 2013 to $2.8 million at March 31, 2014 was due to an increase in specific reserves on impaired loans and an increase in the general portion of the reserve due to historical loss factors.

The increase in the allowance for loan losses related to commercial real estate loans from $3.6 million at March 31, 2013 to $4.0 million at March 31, 2014 was due to a decrease in estimated cash flows for purchased credit impaired loans with a resulting increase in the allowance related to those loans offset by resolution of impaired loans and improving historical loss rates.

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of March 31, 2014 and December 31, 2013:

As of March 31, 2014:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$735	$847	$232	$269	$10	$2,093
Purchase credit impaired loans	463	320	689	—	—	1,472
Total specific reserves	1,198	1,167	921	269	10	3,565
General reserves	1,447	1,642	3,070	214	95	6,468
Total	$2,645	$2,809	$3,991	$483	$105	$10,033

Total Loans	$211,562	$178,406	$716,787	$41,368	$10,943	$1,159,066

Allowance as percent of loans per category as of March 31, 2014	1.25%	1.57%	0.56%	1.17%	0.96%	0.87%

As of December 31, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Total Loans	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

Allowance as percent of loans per category as of December 31, 2013	1.47%	1.36%	0.51%	1.37%	0.95%	0.85%

The overall general reserve decreased by $190,000 from $6.7 million at December 31, 2013 to $6.5 million at March 31, 2014. The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.60% at March 31, 2014 as compared to 0.64% at December 31, 2013. The 4 basis point decrease in this general reserve ratio as compared to December 31, 2013 was the result of improvement in historical loss rates.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At March 31, 2014, we had $16.2 million of OREO property, of which $7.4 million was a result of the Old Harbor acquisition, $2.6 million was a result of the TBOM acquisition and $433,000 as a result of the Republic acquisition and all are covered by their respective Loss Share Agreements. At December 31, 2013, we had $18.6 million of OREO property, of which $10.8 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective Loss Share Agreements.

The following is a summary of other real estate owned as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Commercial real estate	$5,345	$6,406	$11,751	$5,761	$8,979	$14,740
Residential real estate	450	4,037	4,487	2,002	1,838	3,840
Total	$5,795	$10,443	$16,238	$7,763	$10,817	$18,580

At March 31, 2014, we had no OREO under contract for sale.

Investment Securities

We manage our securities available for sale portfolio, which represented 21.5% of our average earning assets at March 31, 2014, as compared to 22.66% at December 31, 2013, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes treasury securities, municipal securities, commercial and residential mortgage-backed securities, and government agency collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. We may use excess liquidity to purchase securities. We did not purchase any securities during the quarter ended March 31, 2014.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Share Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the three months ended March 31, 2014, we received cash of $1.0 million from the FDIC, recorded an adjustment of $2.7 million related to the changes in estimated cash flows of covered assets which were partially offset by the recorded discount accretion of $21,000.

Deposits

Total deposits decreased by $118.5 million from December 31, 2013 to total deposits of $1.429 billion at March 31, 2014, primarily due to withdrawal of a short-term $128 million deposit from one customer in January 2014 offset by normal customer activity. At March 31, 2014, non-interest bearing deposits represented approximately 37.8% of deposits compared to 34.0% at December 31, 2013. Repurchase agreements with customers increased by $8.8 million for the quarter ended March 31, 2014 due to normal customer activity. The Bank participates in the CDARS program (reciprocal) with balances of $36.6 million at March 31, 2014 compared to $39.4 million at December 31, 2013 and maintained brokered deposits of $39.9 million and $24.9 million at March 31, 2014 and December 31, 2013, respectively.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At March 31, 2014, we met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 15.58%, a Tier 1 risk-based capital ratio of 14.70%, and a Tier 1 leverage ratio of 10.09%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. On July 2, 2013, the Federal banking regulatory authorities announced a new capital framework that requires us to comply by January 1, 2015. We are evaluating the impact of these changes to regulatory capital.

The following represents Bancorp’s and 1st United’s regulatory capital ratios as of March 31, 2014 and December 31, 2013:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of March 31, 2014
Total Capital to risk-weighted assets
Consolidated	$178,281	15.58%	$94,546	8.00%	$114,432	10.00%
1st United	160,849	14.10%	91,270	8.00%	114,087	10.00%
Tier I capital to risk-weighted assets
Consolidated	168,248	14.70%	45,773	4.00%	68,659	6.00%
1st United	150,816	13.22%	45,635	4.00%	68,452	6.00%
Tier I capital to total average assets
Consolidated	168,248	10.09%	66,721	4.00%	83,401	5.00%
1st United	160,849	9.07%	66,498	4.00%	83,122	5.00%

As of December 31, 2013
Total Capital to risk-weighted assets
Consolidated	$172,709	15.47%	$89,287	8.00%	$111,608	10.00%
1st United	158,884	14.27%	89,084	8.00%	111,355	10.00%
Tier I capital to risk-weighted assets
Consolidated	163,061	14.61%	44,643	4.00%	66,965	6.00%
1st United	149,236	13.40%	44,542	4.00%	66,813	6.00%
Tier I capital to total average assets
Consolidated	163,061	9.66%	67,489	4.00%	84,361	5.00%
1st United	149,236	8.86%	67,388	4.00%	84,235	5.00%

We have an effective shelf registration statement, under which we may offer additional securities for sale, from time to time if additional capital is required.

We paid a quarterly cash dividend of $0.02 per share in March 2014. We paid a quarterly cash dividend of $0.01 per share on May 8, 2013, August 15, 2013 and November 15, 2013. Additionally, the board of directors declared a $0.10 per share special cash dividend on December 23, 2013 of $3.4 million which was paid January 2014. During December 2012, we paid a $0.10 special cash dividend of $3.4 million to holders of common shares as of the record date.

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

We classify all of our securities as available-for-sale to help maintain significant liquidity. Our liquidity position is further enhanced by structuring our loan portfolio interest payments as monthly, complemented by retail credit and residential mortgage loans in our loan portfolio, resulting in a steady stream of loan repayments. In managing our investment portfolio, we provide for staggered maturities so that cash flows are provided as such investments mature.

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At March 31, 2014, we had approximately $402.1 million in cash and cash equivalents and securities, of which $32.6 million of securities, at fair value, were pledged.

At March 31, 2014, we had no short-term borrowings from the Federal Home Loan Bank and $35.0 million in long-term borrowings from the Federal Home Loan Bank. We acquired $35.0 million in Federal Home Loan Bank advances in connection with the acquisition of EBI.

At March 31, 2014, we had commitments to originate loans totaling $50.6 million and commitments of $97.3 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2014 total $180.9 million. Loans maturing in the next twelve months total approximately $171.9 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At March 31, 2014, we had short-term lines available from correspondent banks totaling $65.0 million, Federal Reserve Bank discount window availability of $72.8 million, and borrowing capacity from the Federal Home Loan Bank of $148.9 million based on collateral pledged, for a total credit available of $286.7 million. Loans pledged for borrowings outstanding and available borrowings with the Federal Home Loan Bank and the Federal Reserve Bank was $456.5 million and $112.1 million, respectively, at March 31, 2014. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $357.1 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2014, we had $50.6 million in commitments to originate loans, $97.3 million in unused lines of credit and $7.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets are amortized over their respective estimated useful lives to their estimated residual values. We were required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of December 31, 2013, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not to our risk based capital ratios.

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

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to the Loss Share Agreements which were booked as of the acquisition dates of Republic, TBOM, and Old Harbor. The receivable represents the discounted value of the FDIC’s reimbursed portion of estimated losses we expect to realize on assets that were acquired as a result of these acquisitions. The range of discount rates on the FDIC Loss Share Receivable was 2.12% to 3.97%. As losses are realized on Covered Assets, the portion that the FDIC pays us in cash for principal and up to 90 days of interest reduces the FDIC loss share receivable.

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

	As of March 31, 2014
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	1.83%	(23.45)%
Up 200 basis points	1.06%	(16.31)%
Up 100 basis points	0.18%	(8.91)%
Base
Down 100 basis points	(2.14)%	3.53%
Down 200 basis points	6.20%	12.21%
Down 300 basis points	NA	NA

We had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.74%.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.     OTHER INFORMATION

On April 18, 2014, we announced via press release our financial results for the three month period ended March 31, 2014. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information in the immediate previous paragraph including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.     EXHIBITS

(a)     The following exhibits are included herein:

Exhibit No.	Name

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated April 18, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: April 18, 2014	By: /s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated April 18, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

