Form 10-Q
period 2014-06-30
1st United Bancorp, Inc.
filed 2014-07-29
CIK 1415277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common stock, $.01 par value	34,496,189

1st UNITED BANCORP, INC.
June 30, 2014
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business;” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

●	ability to obtain regulatory approvals and meet other closing conditions to the merger (the “Valley Merger”) between 1st United Bancorp, Inc. (the “Company”) and Valley National Bancorp, Inc. (“Valley”), including approval by the Company’s shareholders, on the expected terms and schedule;
●	delays in closing the Valley Merger;
●	difficulties and delays in integrating the businesses of the Company and Valley or fully realizing cost savings or other benefits;
●	business disruption following the proposed Valley Merger;
●	changes in the stock price of the Company or Valley prior to the Valley Merger;
●	the reaction to the Valley Merger of the Company’s and Valley’s customers and employees;
●	diversion of the Company’s management’s time on issues relating to the Valley Merger;
●	our ability to comply with the terms of the loss sharing agreements with the FDIC;
●	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;
●	our ability to integrate the business and operations of companies and banks that we have acquired and those we may acquire in the future;
●	the failure to achieve expected gains, revenue growth, and/or expense savings from past and future acquisitions;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	the accuracy of our financial statement estimates and assumptions, including the estimate for our provision for loan loss and the FDIC loss share receivable;
●	the frequency and magnitude of foreclosure of our loans;
●	increased competition and its effect on pricing, including the impact on our net interest margin from repeal of Regulation Q;
●	our customers’ willingness and ability to make timely payments on their loans;
●	the effects of the health and soundness of other financial institutions;
●	changes in the securities and real estate markets;
●	changes in monetary and fiscal policies of the U.S. Government;
●	inflation, interest rate, market and monetary fluctuations;

●	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
●	our need and our ability to incur additional debt or equity financing;
●	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
●	our ability to comply with the extensive laws and regulations to which we are subject;
●	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●	technological changes;
●	negative publicity and the impact on our reputation;
●	the effects of security breaches and computer viruses that may affect our computer systems;
●	changes in consumer spending and saving habits;
●	changes in accounting principles, policies, practices or guidelines;
●	the limited trading activity of our common stock;
●	the concentration of ownership of our common stock;
●	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
●	other risks described from time to time in our filings with the Securities and Exchange Commission; and
●	our ability to manage the risks involved in the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

1st UNITED BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$68,094	$197,813
Federal funds sold	342	408
Cash and cash equivalents	68,436	198,221
Securities available for sale	320,471	327,961
Loans, net of allowance of $10,023 and $9,648 at June 30, 2014 and December 31, 2013	1,132,414	1,124,571
Nonmarketable equity securities	9,496	9,977
Premises and equipment, net	16,145	16,944
Other real estate owned	13,300	18,580
Company-owned life insurance	25,024	24,710
FDIC loss share receivable	23,148	29,331
Goodwill	63,991	63,991
Core deposit intangible	3,426	3,807
Accrued interest receivable and other assets	23,036	27,020
Total assets	$1,698,887	$1,845,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$529,047	$526,311
Interest bearing	863,771	1,021,602
Total deposits	1,392,818	1,547,913
Federal funds purchased and repurchase agreements	16,457	14,363
Federal Home Loan Bank Advances	35,011	35,018
Accrued interest payable and other liabilities	13,863	17,711
Total liabilities	1,458,149	1,615,005
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock – no par, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 60,000,000 shares authorized; 34,496,189 and 34,288,841 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	345	343
Additional paid-in capital	240,498	239,606
Accumulated earnings (deficit)	1,727	(1,584)
Accumulated other comprehensive loss	(1,832)	(8,257)
Total shareholders’ equity	240,738	230,108
Total liabilities and shareholders’ equity	$1,698,887	$1,845,113

See accompanying notes to the consolidated financial statements.

UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$16,957	$18,741	$34,244	$34,912
Securities available for sale	2,011	1,648	4,114	3,016
Federal funds sold and other	153	157	301	338

Total interest income	19,121	20,546	38,659	38,266
Interest expense:
Deposits	782	894	1,579	1,879
Federal funds purchased and repurchase agreements	5	4	9	10
Federal Home Loan Bank and Federal Reserve Bank borrowings	49	—	105	—

Total interest expense	836	898	1,693	1,889

Net interest income	18,285	19,648	36,966	36,377
Provision for loan losses	550	1,300	883	1,950

Net interest income after provision for loan losses	17,735	18,348	36,083	34,427
Non-interest income:
Service charges and fees on deposit accounts	828	803	1,638	1,599
Net gains on sales of other real estate owned	437	393	651	833
Net gains on sales of securities	—	609	—	732
Net gains on sales of loans held for sale	—	12	—	58
Increase in cash surrender value of Company owned life insurance	156	146	314	293
Adjustment to FDIC loss share receivable	(2,324)	(4,922)	(4,972)	(7,741)
Other	172	240	392	520
Total non-interest income	(731)	(2,719)	(1,977)	(3,706)

Non-interest expense:
Salaries and employee benefits	6,120	6,028	12,677	12,227
Occupancy and equipment	2,062	1,969	4,083	3,938
Data processing	963	926	1,948	1,856
Telephone	255	218	514	447
Stationery and supplies	88	98	162	189
Amortization of intangibles	186	166	381	339
Professional fees	362	452	779	839
Advertising	54	47	123	135
Merger reorganization expense	962	128	962	128
Disposal of banking center	37	404	37	404
Regulatory assessment	360	370	779	728
Other real estate owned expense	437	457	839	1,037
Loan expense	257	455	618	803
Other	1,071	1,110	2,213	2,234
Total non-interest expense	13,214	12,828	26,115	25,304

Income before taxes	3,790	2,801	7,991	5,417
Income tax expense	1,790	1,034	3,305	2,029
Net income	$2,000	$1,767	$4,686	$3,388

Basic earnings per common share	$0.06	$0.05	$0.14	$0.10
Diluted earnings per common share	$0.06	$0.05	$0.14	$0.10

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$2,000	$1,767	$4,686	$3,388
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	5,906	(11,142)	10,257	(11,892)
Reclassification adjustment for security gains included in net income(1)	—	(609)	—	(732)
Income tax benefit (expense)	(2,195)	4,422	(3,832)	4,750
Other comprehensive income (loss)	3,711	(7,329)	6,425	(7,874)
Comprehensive income (loss)	$5,711	$(5,562)	$11,111	$(4,486)

(1)	Amounts are included in net gains on sales of securities on the Consolidated Statements of Operations in total non-interest income. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2014 and 2013 was $0 and $229, respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2014 and 2013 was $0 and $275, respectively.

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2013	34,070,270	$341	$238,089	$(3,998)	$2,258	$236,690
Net income	—	—	—	3,388	—	3,388
Other comprehensive income (loss)	—	—	—	—	(7,874)	(7,874)
Stock-based compensation expense	—	—	727	—	—	727
Dividend paid ($0.01 per share)	—	—		(342)	—	(342)
Restricted stock grants	216,786	2	(2)	—	—	—
Balance at June 30, 2013	34,287,056	$343	$238,814	$(952)	$(5,616)	$232,589

Balance at January 1, 2014	34,288,841	$343	$239,606	$(1,584)	$(8,257)	$230,108
Net income	—	—	—	4,686	—	4,686
Other comprehensive income (loss)	—	—	—	—	6,425	6,425
Stock-based compensation expense	—	—	856	—	—	856
Stock option exercise	6,642	—	38	—	—	38
Dividend paid ($0.02 per share)	—	—		(1,375)	—	(1,375)
Restricted stock grants	200,706	2	(2)	—	—
Balance at June 30, 2014	34,496,189	$345	$240,498	$1,727	$(1,832)	$240,738

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	2014	2013
Cash flows from operating activities
Net income	$4,686	$3,388
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	883	1,950
Depreciation and amortization	1,857	1,816
Net accretion of purchase accounting adjustments	(7,640)	(10,337)
Net amortization of securities	1,078	1,954
Adjustment to FDIC receivable	4,972	7,741
Increase in cash surrender value of company-owned life insurance	(314)	(293)
Stock-based compensation expense	856	727
Net gains on sales of securities	—	(732)
Net gains on other real estate owned	(651)	(833)
Net loss on premises and equipment	2	—
Write-down of other real estate owned	590	642
Net gain on sale of loans held for sale	—	(58)
Disposal of banking center	37	404
Loans originated for sale	—	(2,871)
Proceeds from sale of loans held for sale	—	3,453
Net change in:
Deferred loan fees	(67)	64
Accrued interest receivable and other assets	65	(1,058)
Accrued interest payable and other liabilities	(1,125)	102
Net cash provided by operating activities	5,229	6,059
Cash flows from investing activities
Proceeds from sales of securities	—	30,755
Proceeds from security maturities calls and prepayments	16,669	35,074
Purchases of securities	—	(174,421)
Loan originations and payments, net	(3,942)	(16,614)
Cash received from FDIC loss sharing agreements	1,485	3,745
Redemption of nonmarketable equity securities, net	481	597
Proceeds from the sale of other real estate owned	8,193	5,178
Additions to premises and equipment, net	(197)	(409)
Net cash used in investing activities	22,689	(116,095)
Cash flows from financing activities
Net change in deposits	(155,031)	(10,656)
Net change in federal funds purchased and repurchase agreements	2,094	(6,972)
Exercise of stock options	38	—
Dividends paid	(4,804)	(342)
Net cash provided by (used in) financing activities	(157,703)	(17,970)

Net change in cash and cash equivalents	(129,785)	(128,006)
Beginning cash and cash equivalents	198,221	207,117
Ending cash and cash equivalents	$68,436	$79,111
Supplemental cash flow information:
Interest paid	$1,767	$1,940
Taxes paid	4,020	1,585
Transfer of loans to other real estate owned	2,852	3,562

See accompanying notes to the consolidated financial statements.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: The consolidated financial statements include 1st United Bancorp, Inc. (“Bancorp or “Company”) and its wholly owned subsidiaries, 1st United Bank (“1st United”) and Equitable Equity Lending (“EEL”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

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

EEL is a commercial finance subsidiary that from time to time will hold foreclosed assets, performing loans or non-performing loans. At June 30, 2014 and December 31, 2013, EEL held $2,129 and $2,388, respectively, in performing loans.

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

On May 7, 2014, the Company entered into an agreement and plan of merger with Valley National Bancorp, Inc. See Note 10 for additional information.

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

Stock options to acquire 1,090,083 and 2,571,673 shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2014 and 2013, respectively, because consideration of those instruments would be antidilutive. Stock options to acquire 1,142,787 and 2,571,673 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2014 and 2013, respectively, because consideration of those instruments would be antidilutive.

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

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 8 and 7 basis points of the allowance for loan losses at June 30, 2014 and December 31, 2013, respectively.

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

NOTE 2 – ACQUISITION

Enterprise Bancorp

On July 1, 2013, the Company completed its acquisition of Enterprise Bancorp, Inc., a Florida corporation (“EBI”), and its wholly owned subsidiary Enterprise Bank of Florida, a Florida-chartered commercial bank (“Enterprise”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2013, as amended, by and among the Company, 1st United Bank, EBI and Enterprise. In accordance with the Merger Agreement, the Company acquired EBI through the merger of a wholly owned subsidiary of the Company with and into EBI and 1st United Bank acquired Enterprise Bank through the merger of Enterprise Bank with and into 1st United Bank (collectively, the “Merger”).

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 2 – ACQUISITION (continued)

Pursuant to the terms of the Merger Agreement, each share of EBI common stock issued and outstanding was converted into the right to receive consideration based on EBI’s total consolidated assets and the EBI Tangible Book Value (as defined in the Merger Agreement) as of June 30, 2013. The total value of the consideration paid to EBI shareholders was approximately $45,565, which consisted of approximately $5,115 in cash (less the $400 holdback described below), $22,138 in loans (including all nonperforming loans), other real estate, and repossessed assets of Enterprise and $18,312 in impaired and below investment grade securities and other investments of Enterprise. Each holder of a share of EBI common stock was entitled to consideration from the Company equal to approximately $6.01 per share (less their per share pro rata portion of the $400 holdback described below). The total consideration paid to all EBI shareholders in connection with the Merger was subject to a holdback amount of $400 to defray potential damages and related expenses incurred to defend or settle certain litigation. The Company finalized the litigation in the second quarter 2014 with the remaining litigation holdback of approximately $263 to be distributed to EBI shareholders. The Company recorded goodwill associated with the transaction of approximately $5,492 which is not deductible for tax purposes. The Company acquired a net deferred tax liability of $233 and recorded a deferred tax asset in other assets as a result of purchase accounting adjustments.

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities, and deposits with the assistance of third party valuations. The valuation of FHLB advances was based on current rates for similar borrowings. The estimated fair values over loans are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period. As a result, the Company completed its evaluation of the fair value of the assets and liabilities acquired as of June 30, 2014.

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

NOTE 2 – ACQUISITION (continued)

The following summarizes the net interest and other income, net income and earnings per share as if the merger with EBI was effective as of January 1, 2013, the beginning of the annual period prior to acquisition. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months ended June 30,		Six months ended June 30,
	2014(1)	2013	2014(1)	2013
Net interest and non-interest income	$17,554	$16,929	$34,989	$37,902

Net income	2,000	770	4,686	2,767

Basic earnings per share	0.06	0.02	0.14	0.08

Diluted earnings per share	0.06	0.02	0.14	0.08

(1) The merger was effective July 1, 2013. There were no pro forma adjustments subsequent to July 1, 2013.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Treasury	$933	$4	$—	$937
Municipal Securities	6,368	37	(131)	6,274
Commercial mortgaged-backed	4,420	—	(213)	4,207
Residential collateralized mortgage obligations	270	—	(2)	268
Residential mortgage-backed	311,462	1,428	(4,105)	308,785

	$323,453	$1,469	$(4,451)	$320,471

December 31, 2013
U.S. Treasury	$935	$—	$(17)	$918
Municipal Securities	6,368	—	(764)	5,604
Commercial mortgaged-backed	4,469	—	(395)	4,074
Residential collateralized mortgage obligations	826	—	(8)	818
Residential mortgage-backed	328,602	442	(12,497)	316,547

	$341,200	$442	$(13,681)	$327,961

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the government agencies, in an amount greater than 10% of shareholders’ equity. All of the residential collateralized mortgage obligations and residential mortgage-backed securities at June 30, 2014 and December 31, 2013 were issued or sponsored by U.S. government agencies.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity were as shown in the table below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	933	937
Due after ten years	6,368	6,274
Commercial mortgage-backed	4,420	4,207
Residential mortgage-backed and residential collateralized mortgage obligations	311,732	309,053
	$323,453	$320,471

Securities as of June 30, 2014 and December 31, 2013 with a fair value of $34,183 and $30,208, respectively, were pledged to secure public deposits and repurchase agreements.

Proceeds and gross gains and (losses) from the sale of securities available for sales for the three and six months ended June 30, 2014 and 2013, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from sale	$—	$21,939	$—	$30,755
Gross gain	—	609	—	732
Gross (loss)	—	—	—	—
Net gains (losses) on sales of securities	$—	$609	$—	$732

Gross unrealized losses at June 30, 2014 and December 31, 2013, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
U.S. Treasury	$—	$—	$—	$—	$—	$—
Municipal securities	1,633	(11)	3,161	(120)	4,794	(131)
Residential collateralized mortgage obligations	—	—	268	(2)	268	(2)
Commercial mortgaged-backed	—	—	4,206	(213)	4,206	(213)
Residential mortgage-backed	3,033	(6)	226,010	(4,099)	229,043	(4,105)

	$4,666	$(17)	$233,645	$(4,434)	$238,311	$(4,451)
December 31, 2013
U.S. Treasury	$918	$(17)	$—	$—	$918	$(17)
Municipal securities	5,190	(678)	413	(86)	5,603	(764)
Residential collateralized mortgage obligations	—	—	818	(8)	818	(8)
Commercial mortgaged-backed	—	—	4,073	(395)	4,073	(395)
Residential mortgage-backed	277,291	(12,353)	3,644	(144)	280,935	(12,497)

	$283,399	$(13,048)	$8,948	$(633)	$292,347	$(13,681)

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

At June 30, 2014, there were 67 available for sale securities with unrealized losses of which seven were municipal securities, two were residential collateralized mortgage obligations, one was a commercial mortgage-backed security and 57 were residential mortgage-backed securities. At December 31, 2013, there were 92 available for sale securities with unrealized losses of which one was a U.S. Treasury security, eight were municipal securities, three were residential collateralized mortgage obligations, one was a commercial mortgage-backed security and 79 were residential mortgage-backed securities. At June 30, 2014 and December 31, 2013, securities with unrealized losses had declined in fair value by 1.87% and 4.68%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell these securities prior to their anticipated recovery. The Company does not consider these securities to be other–than–temporarily impaired at June 30, 2014.

NOTE 4 – LOANS

Loans at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Total
Commercial	$18,316	$174,369	$192,685	$27,573	$182,691	$210,264
Real estate:
Residential	60,069	131,173	191,242	68,259	110,585	178,844
Commercial	122,109	583,424	705,533	144,311	555,540	699,851
Construction and land development	6,258	35,042	41,300	6,505	28,781	35,286
Consumer and other	—	11,371	11,371	2	9,733	9,735
	$206,752	$935,379	1,142,131	$246,650	$887,330	1,133,980

Add (deduct):
Unearned income and net deferred loan costs			306			239
Allowance for loan losses			(10,023)			(9,648)
			$1,132,414			$1,124,571

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

Activity in the allowance for loan losses for the three and six months ended June 30, 2014 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance April 1, 2014	$2,645	$2,809	$3,991	$483	$105	$10,033
Provisions for loan losses	46	548	38	(89)	7	550
Loans charged off	(585)	(44)	—	—	—	(629)
Recoveries	6	—	53	10	—	69
Ending Balance, June 30, 2014	$2,112	$3,313	$4,082	$404	$112	$10,023

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2014	$3,084	$2,437	$3,550	$485	$92	$9,648
Provisions for loan losses	(335)	962	329	(93)	20	883
Loans charged off	(671)	(86)	(169)	—	—	(926)
Recoveries	34	—	372	12	—	418
Ending Balance, June 30, 2014	$2,112	$3,313	$4,082	$404	$112	$10,023

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 was as follows:

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523
Provisions for loan losses	82	362	665	202	(11)	1,300
Loans charged off	—	(54)	(739)	—	—	(793)
Recoveries	18	—	2	2	11	33
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	850	480	947	(332)	5	1,950
Loans charged off	—	(106)	(798)	(898)	(16)	(1,818)
Recoveries	34	1	4	93	11	143
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

Allowance for Loan Losses Allocation

As of June 30, 2014:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$524	$723	$202	$181	$9	$1,639
Purchase credit impaired loans	462	320	676	—	—	1,458
Total specific reserves	986	1,043	878	181	9	3,097
General reserves	1,126	2,270	3,204	223	103	6,926
Total	$2,112	$3,313	$4,082	$404	$112	$10,023

Loans individually evaluated for impairment	$3,261	$3,464	$15,361	$3,740	$9	$25,835
Purchase credit impaired loans	7,036	12,073	31,176	2,258	21	52,564
Loans collectively evaluated for impairment	182,388	175,705	658,996	35,302	11,341	1,063,732
Total	$192,685	$191,242	$705,533	$41,300	$11,371	$1,142,131

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

As of December 31, 2013:	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Loans individually evaluated for impairment	$3,937	$3,567	$19,625	$3,830	$—	$30,959
Purchase credit impaired loans	7,426	16,556	38,854	2,354	25	65,215
Loans collectively evaluated for impairment	198,901	158,721	641,372	29,102	9,710	1,037,806
Total	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

The following tables present loans individually evaluated for impairment by class of loan as of June 30, 2014 and December 31, 2013, respectively.

	Recorded Investment in Impaired Loans With Allowance
As of June 30, 2014	Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated
Residential Real Estate:
First mortgages	$841	$732	$126	$713	$713	$175
HELOCs and equity	39	37	37	517	517	385

Commercial:
Secured – non-real estate	33	33	32	2,760	1,169	492
Secured – real estate	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	897	897	28
Non-owner occupied	463	316	59	2,558	2,558	115
Multi-family	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	384	384	181
Improved land	—	—	—	—	—	—
Unimproved land	—	—	—	—	—	—

Consumer and other	—	—	—	9	9	9

Total June 30, 2014	$1,376	$1,118	$254	$7,838	$6,247	$1,385

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

	Recorded Investment in Impaired Loans
	With No Allowance
As of June 30, 2014	Loans Subject to Loss Share Agreements		Loans Not Subject to Loss Share Agreements
	Unpaid Principal	Recorded Investment	Unpaid Principal	Recorded Investment
Residential Real Estate:
First mortgages	$1,568	$1,254	$149	$49
HELOCs and equity	226	162	—	—

Commercial:
Secured – non-real estate	—	—	2,056	908
Secured – real estate	—	—	1,151	1,151
Unsecured	—	—	—	—

Commercial Real Estate:
Owner occupied	288	248	4,574	3,990
Non-owner occupied	1,167	1,001	6,483	6,351
Multi-family	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—
Improved land	—	—	7,565	3,356
Unimproved land	—	—	—	—

Consumer and other	—	—	—	—

Total June 30, 2014	$3,249	$2,665	$21,978	$15,805

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

Average of impaired loans and related interest income for the three and six months ended June 30, 2014 and 2013, respectively, were as follows:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Residential Real Estate:
First mortgages	$2,753	$7	$6	$2,673	$14	$14
HELOC and equity	717	1	2	718	3	3

Commercial:
Secured non real estate	2,656	9	9	2,480	18	19
Secured real estate	1,156	11	12	1,163	23	27
Unsecured	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	5,158	25	25	5,189	50	50
Non-owner occupied	10,260	95	96	10,318	189	190
Multifamily	—	—	—	—	—	—

Construction and Land Development:
Construction	—	—	—	—	—	—
Improved Land	3,753	2	2	3,781	4	4
Unimproved Land	—	—	—	—	—	—

Consumer and Other:	9	—	—	10	—	—

Total	$26,462	$150	$152	$26,332	$301	$307

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

Generally, interest accrued on loans is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. Consumer installment loans are generally charged-off after 90 plus days past due unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. During the three months ended June 30, 2014 and 2013, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $176 and $273, respectively. During the six months ended June 30, 2014 and 2013, interest income not recognized on non-accrual loans (but would have been recognized if these loans were current) was approximately $333 and $524, respectively.

Non-accrual loans represent loans which are 90 days and over past due and loans for which management believes collection of contractual amounts due are uncertain of collection. Nonperforming loans represent loans which are not performing in accordance with the contractual loan agreements. Included in the tables that follow are loans in non-accrual and 90 plus days past due categories with a carrying value of $14,467 and $15,836 as of June 30, 2014 and December 31, 2013, respectively. There were no loans which were 90 days or greater past due and accruing interest income at June 30, 2014 and December 31, 2013, respectively. Nonperforming loans and impaired loans are defined differently. As such, some loans may be included in both categories, whereas other loans may only be included in one category.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The book balance of loans accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013 which were contractually accruing 30 to 59 days past due were $0 and $6,508, respectively; 30 to 59 days contractually past due and non-accrual were $620 and $0, respectively; contractually 60 to 89 days past due and accruing were $0 and $0, respectively; contractually 60 to 89 days past due and non-accrual were $605 and $0, respectively; contractually 90 plus days past due and accruing were $0 and $0, respectively and contractually 90 plus days past due and non-accrual were $12,041 and $28,815, respectively. These amounts are excluded from the disclosures of loans past due and on non-accrual.

The following tables summarize past due and non-accrual loans by the number of days past due as of June 30, 2014 and December 31, 2013.

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual and 90 days and over past due		Total
	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements	Loans Subject to Loss Share Agreements	Loans Not Subject to Loss Share Agreements

Residential Real Estate:
First mortgages	$185	$—	$—	$—	$2,751	$43	$2,936	$43
HELOCs and equity	—	56	—	—	254	373	254	429

Commercial:
Secured – non-real estate	—	202	—	81	—	1,297	—	1,580
Secured – real estate	—	—	—	—	334	—	334	—
Unsecured	—	—	—	—	—	—	—	—

Commercial Real Estate:
Owner occupied	—	—	—	—	674	2,679	674	2,679
Non-owner occupied	—	—	—	—	1,877	471	1,877	471
Multi-family	—	—	—	—	53	—	53	—

Construction and Land Development:
Construction	—	—	—	—	—	—	—	—
Improved land	—	—	—	—	—	3,599	—	3,599
Unimproved land	—	—	—	—	32	—	32	—

Consumer and other	—	29	—	—	—	30	—	59
Total June 30, 2014	$185	$287	$—	$81	$5,975	$8,492	$6,160	$8,860

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

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2014 had either an interest rate modification from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being reclassified to accrual status. The Company monitors the performance of loans modified on a monthly basis. A modified loan will be reclassified to non-accrual and is in default if the loan is not performing in accordance with the modification agreement, the loan becomes contractually past due in accordance with the modification agreement or other weaknesses are observed which makes collection of principal and interest unlikely. The Company’s policy is to evaluate and potentially return a troubled debt restructured loan from a non-accrual to accrual status upon the receipt of all past due principal or interest payments since the date of and in accordance with the terms of the modification agreement and when future payments are reasonable assured. The average yield on the performing loans classified as troubled debt restructurings were 4.23% and 4.38%, respectively, as of June 30, 2014 and December 31, 2013. Troubled debt restructuring loans are considered impaired.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

During the quarter ended June 30, 2014, the Company modified $32 in commercial loans. During the six months ended June 30, 2014 the Company modified $134 in residential loans and $32 in commercial loans. During the quarter ended June 30, 2013, the Company modified $837 in commercial real estate loans. During the six months ended June 30, 2013, the Company modified $1,108 in commercial real estate loans. All troubled debt restructurings are classified as either special mention or substandard by the Company.

The following is a summary of the Company’s performing troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively, all of which were performing in accordance with the restructured terms:

	June 30, 2014	December 31, 2013
Residential real estate	$903	$834
Commercial real estate	11,485	15,341
Construction and land development	140	143
Commercial	1,967	2,328
Total	$14,495	$18,646

Of the $14,495 of performing troubled debt restructurings at June 30, 2014, $10,014 was classified as special mention and $4,481 was classified as substandard. Of the $18,646 of performing troubled debt restructurings at December 31, 2013, $11,062 was classified as special mention and $7,584 was classified as substandard. These loans had a specific reserve in the allowance for loan losses at June 30, 2014 and December 31, 2013 of $572 and $635, respectively.

Total non-accruing troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively, were as follows:

	June 30, 2014	December 31, 2013
Residential real estate	$307	$330
Commercial real estate	3,565	3,307
Construction and land development	3,215	3,303
Commercial	319	536
Consumer	9	—
Total	$7,415	$7,476

These loans had a specific reserve in the allowance for loan losses at June 30, 2014 and December 31, 2013 of $357 and $608, respectively. There were two loans for $266 which were modified within the twelve months ended June 30, 2014 that defaulted within the three months ended June 30, 2014 and had a specific reserve of $19 at June 30, 2014. There were four loans for $1,975 which were modified within the twelve months ended June 30, 2014 that defaulted within the six months ended June 30, 2014 and had a specific reserve of $28 at June 30, 2014. There were no loans modified within the twelve months ended June 30, 2013 which defaulted within the three or six months ended June 30, 2013.

During the three and six month periods ended June 30, 2014, the Company lowered the interest rate on $1,367 and $3,015, respectively, of loans prior to maturity which the Company did not consider to be troubled debt restructurings. During the twelve month ended December 31, 2013, the Company lowered the interest rate on $10,618 of loans prior to maturity to competitively retain the loan. Due to the borrowers’ significant deposit balances or overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers were not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. The Company had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

The Company had no commitments to lend additional funds for loans classified as troubled debt restructurings at June 30, 2014. The Company has allocated $928 and $1,243 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no doubtful loans at June 30, 2014 or December 31, 2013.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 4 – LOANS (continued)

		Loans Subject to Loss Share Agreements			Loans Not Subject to Loss Share Agreements
As of June 30, 2014	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
Residential Real Estate:
First mortgages	$127,050	$48,163	$1,239	$2,751	$69,950	$4,057	$890
HELOCs and equity	64,192	7,631	31	254	49,808	1,643	4,825

Commercial:
Secured – non-real estate	135,238	9,205	—	32	122,884	1,089	2,028
Secured – real estate	51,015	8,675	—	334	40,501	800	705
Unsecured	6,432	70	—	—	5,857	101	404

Commercial Real Estate:
Owner occupied	214,765	24,827	7,485	674	173,588	1,230	6,961
Non-owner occupied	441,788	74,707	403	1,877	357,082	4,689	3,030
Multi-family	48,980	12,083	—	53	36,844	—	—

Construction and Land Development:
Construction	13,100	—	—	—	13,100	—	—
Improved land	16,934	2,402	—	—	7,915	2,632	3,985
Unimproved land	11,266	3,824	—	32	7,410	—	—

Consumer and other	11,371	—	—	—	10,816	438	117

Total June 30, 2014	$1,142,131	$191,587	$9,158	$6,007	$895,755	$16,679	$22,945

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

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans at June 30, 2014 was approximately $52,564, net of a discount of $21,777. The Company maintained an allowance for loan losses of $1,458 at June 30, 2014 for loans acquired with deteriorated credit quality. The Company did not acquire any loans for which there was evidence of credit deterioration since origination in connection with the acquisition of EBI. During the three and six months ended June 30, 2014, the Company accreted $2,506 and $5,210, respectively, into interest income on acquired loans. During the three and six months ended June 30, 2013, the Company accreted $5,107 and $7,959, respectively, into interest income on acquired loans. The remaining accretable discount was $9,847 at June 30, 2014. In addition, $50,348 of these $52,564 in loans is covered by the FDIC loss share agreements.

The fair value for loans acquired from EBI without specifically identified credit deficiencies was based primarily on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification and accrual status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Management prepared the purchase price allocations, and in part relied on a third party for the valuation of covered non-impaired loans at the date of each acquisition, respectively. The fair value of loans acquired from EBI was $159,168. The gross contractual amount acquired was $161,078 and the Company expects to collect a majority of this amount based on current information available.

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

Assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, are summarized below.

	Fair value measurements at June 30, 2014 using
	June 30, 2014	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$937	$—	$937	$—
Municipal securities	6,274	—	6,274	—
Commercial mortgage-backed	4,207	—	4,207	—
Residential collateralized mortgage obligations	268	—	268	—
Residential mortgage-backed	308,785	—	308,785	—
	$320,471	$—	$320,471	$—

	Fair value measurements at December, 2013 using
	December 31, 2013	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Securities Available for Sale:
U.S. Treasury	$918	$—	$918	$—
Municipal securities	5,604	—	5,604	—
Commercial mortgage-backed	4,074	—	4,074	—
Residential collateralized mortgage obligations	818	—	818	—
Residential mortgage-backed	316,547	—	316,547	—
	$327,961	$—	$327,961	$—

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

There were no liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

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

The significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are as follows:

Impaired Loans	Valuation Techniques	Range of Unobservable Inputs

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally a decline of 10% to an increase of 25%
Commercial	Discounted cash flow model	Discount rate from 0% to 6%
Commercial Real Estate	Appraisals of collateral value	Market capitalization rates between 8% and 12%. Market rental rates for similar properties ranging from $14 to $34 per square foot
Construction and land development	Appraisals of collateral value	Adjustment for age of comparable sales, generally a decline of 35% to no change

Other Real Estate

Residential	Appraisals of collateral value	Adjustment for sales comparatives related to physical features including gross living area, site size, location and condition, generally an decline of 10% to an increase of 25%
Commercial	Appraisals of collateral value	Adjustment for age and physical conditions of comparable sales, generally a decline of 20% to an increase of 30%

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

Assets measured at fair value on a non-recurring basis are summarized below.

	Fair value measurements at June 30, 2014 using
	June 30, 2014	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)
Assets:
Impaired loans
Residential real estate	$1,276	$—	$—	$1,276
Commercial	678	—	—	678
Commercial real estate	3,569	—	—	3,569
Construction and land development	203	—	—	203
Consumer and other	—	—	—	—
	$5,726	$—	$—	$5,726
Other real estate owned:
Commercial real estate	$9,195	$—	$—	$9,195
Residential real estate	4,105	—	—	4,105
	$13,300	$—	$—	$13,300

At June 30, 2014, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $7,365, with a valuation allowance of $1,639 resulting in an additional provision of loan losses of $99 and $511 during the three and six months ended June 30, 2014, respectively.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $13,300, and had no valuation allowance at June 30, 2014. During the three and six months ended June 30, 2014 the Company recorded write-downs to other real estate owned of $345 and $590 due to reductions in the estimated fair value of properties.

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

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 5 – FAIR VALUES (continued)

At December 31, 2013, impaired loans, which had a specific allowance for loan losses allocated, had a carrying amount of $10,358, with a valuation allowance of $1,979. For the three and six months ended June 30, 2013, we recorded additional provision for loan losses of $908 and $1,675, respectively.

Other real estate owned, which are measured for impairment using the fair value of the collateral less estimated cost to sell, had a carrying amount of $18,580, and had no valuation allowance at December 31, 2013. During the three and six months ended June 30, 2013, the Company recorded write-downs to other real estate owned of $114 and $641, respectively, due to reductions in the estimated fair value of properties.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2014 and 2013.

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014		December 31, 2103
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$68,436	$68,436	$198,221	$198,221
Securities available for sale	320,471	320,471	327,961	327,961
Loans, net, including loans held for sale	1,132,414	1,137,525	1,124,571	1,130,355
Nonmarketable equity securities	9,496	N/A	9,977	N/A
FDIC loss share receivable	23,148	23,148	29,331	29,331
Accrued interest receivable	3,600	3,600	3,991	3,991

Financial liabilities
Deposits	$1,392,818	$1,393,576	$1,547,913	$1,548,743
Federal funds purchased and repurchase agreements	16,457	16,458	14,363	14,364
Federal Home Loan Bank advances	35,011	35,142	35,018	35,167
Accrued interest payable	219	219	282	282

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
(Dollars in thousands, except per share data)
(unaudited)

NOTE 6 – FDIC LOSS SHARE RECEIVABLE

The activity in the FDIC loss share receivable which resulted from the acquisition of financial institutions covered under loss share agreements with the FDIC were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning of period	$25,951	$41,189	$29,331	$46,735
Cash received	(482)	(1,018)	(1,485)	(3,745)
Discount accretion	20	239	41	477
Reduction for changes in cash flow estimates	(2,344)	(5,161)	(5,013)	(8,218)
Other	3	—	274	—
End of period	$23,148	$35,249	$23,148	$35,249

The reduction for changes in cash flow estimates is primarily due to resolutions of covered assets in excess of the amount expected, which includes sales, payoffs and transfers to (and sales of) other real estate owned as well as a reduction due to changes in expected cash flows of the remaining covered assets.

Pursuant to each loss share agreement, the Company calculates an estimated amount due to the FDIC related to losses in acquired assets. An amount is payable at the end of the year of each respective loss share agreement and is generally based on the actual losses incurred. At June 30, 2014 and December 31, 2013, the Company calculated $4,488 and $4,218, respectively, due to the FDIC pursuant to these contracts and recorded these amounts in other liabilities in the consolidated balance sheets.

NOTE 7 – ADOPTION OF NEW ACCOUNTING STANDARDS

ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this standard is not expected to have an impact on the consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was a joint project initiated by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the effects of this guidance on its financial statements and disclosures, if any.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$2,000	$1,767	$4,686	$3,388
Basic EPS:
Weighted average shares of common stock outstanding	34,232,947	33,772,105	33,852,193	33,773,327
Basic EPS	$0.06	$0.05	$0.14	$0.10

Diluted EPS:
Weighted average shares of common stock outstanding	34,232,947	33,772,105	33,852,193	33,773,327
Effect of dilutive shares:
Stock options	681,547	141,446	586,006	112,311
Restricted stock	131,963	43,816	109,851	34,238
Total dilutive shares	35,046,457	33,957,367	34,548,050	33,919,876
Diluted EPS	$0.06	$0.05	$0.14	$0.10

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,331	$25,010	$29,104	$22,557
Unused lines of credit	12,514	97,815	9,283	98,035
Stand-by letters of credit	8,121	707	7,205	782

The fixed rate loan commitments have interest rates generally ranging from 2.0% to 7.75% and the underlying loans have maturities ranging from three months to 30 years.

1st UNITED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

NOTE 10 –MERGER WITH VALLEY NATIONAL BANCORP

On May 7, 2014, the Company entered into an Agreement and Plan of Merger (the “Valley Merger Agreement”) with Valley National Bancorp (“Valley”), with Valley as the surviving entity (the “Valley Merger”). Immediately following the Valley Merger, 1st United Bank will merge with and into Valley National Bank, a national banking association and wholly owned subsidiary of Valley, with Valley National Bank surviving the Valley Merger. Subject to the terms and conditions of the Valley Merger Agreement, each share of common stock of the Company will be converted into 0.89 of a share of Valley common stock, subject to adjustment in the event the average closing price of Valley’s common stock during the 20 day business period ended five days prior to the closing of the Valley Merger (“Average Closing Price”), falls below $8.09 or rises above $12.13 and subject to the payment of cash in lieu of fractional shares (the “Exchange Ratio”). In the event the Average Closing Price of Valley’s common stock is less than $8.09, then Valley will increase the 0.89 exchange ratio (or, in lieu of such increase, make a cash payment to shareholders of the Company) so that shareholders of the Company receive $7.20 of value in Valley common stock for each share of the Company’s common stock that they hold. In the event the Average Closing Price is greater than $12.13, then Valley will decrease the 0.89 exchange ratio so that shareholders of the Company receive $10.80 of value  in merger consideration for each share of the Company’s common stock that they hold. In addition, outstanding options to acquire shares of the Company’s common stock will become vested and each option share will be converted into the right to receive a cash payment from the Company immediately prior to the effective time of the Valley Merger equal to the per share consideration paid under the Valley Merger Agreement less the option exercise price per share.

The Valley Merger Agreement provides certain termination rights for both Valley and the Company, and further provides that upon termination of the Valley Merger Agreement under certain circumstances, the Company will be obligated to pay Valley a termination fee of $14,500, plus Valley’s reasonable out-of-pocket expenses up to $750.

Completion of the Valley Merger is subject to satisfaction of various conditions, including (i) receipt of the requisite approval of the Valley Merger by the Company’s shareholders, (ii) receipt of the requisite approval of the amendment to Valley’s Restated Certificate of Incorporation to increase the number of shares of authorized Valley common stock by shareholders of Valley, (iii) receipt of regulatory approvals, (iv) the absence of any law or order prohibiting the Valley Merger, (v) effectiveness of the registration statement on Form S-4 filed by Valley with respect to the Valley common stock to be issued to the Company’s shareholders upon consummation the Valley Merger, and (vi) qualification of the Valley Merger as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Completion of the Valley Merger is also subject to prior receipt by Valley of the written consent of the FDIC for the assignment of the shared-loss agreements between the Company and the FDIC to Valley, which was received during the quarter ended June 30, 2014.

During the quarter ended June 30, 2014, the Company incurred merger related expenses of $962 related to this transaction.

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

Recent Development - Merger with Valley National Bancorp

On May 7, 2014, the Company entered into the Valley Merger Agreement with Valley, with Valley as the surviving entity (the “Valley Merger”). Immediately following the Valley Merger, 1st United Bank will merge with and into Valley National Bank, a national banking association and wholly owned subsidiary of Valley, with Valley National Bank surviving the merger. Subject to the terms and conditions of the Valley Merger Agreement, each share of common stock of the Company will be converted into 0.89 of a share of Valley common stock, subject to adjustment in the event the Average Closing Price of Valley’s common stock during the 20 day business period ending five days prior to the closing of the Valley Merger (“Average Closing Price”), falls below $8.09 or rises above $12.13 and subject to the payment of cash in lieu of fractional shares (the “Exchange Ratio”). In the event the Average Closing Price of Valley’s common stock is less than $8.09, then Valley will increase the 0.89 exchange ratio (or, in lieu of such increase, make a cash payment to shareholders of the Company) so that shareholders of the Company receive $7.20 in Valley common stock for each share of the Company’s common stock that they hold. In the event the Average Closing Price is greater than $12.13, then Valley will decrease the 0.89 exchange ratio so that shareholders of the Company receive $10.80 in merger consideration for each share of the Company’s common stock that they hold. In addition, outstanding options to acquire shares of the Company’s common stock will become vested and each option share will be converted into the right to receive a cash payment from the Company immediately prior to the effective time of the Valley Merger equal to the per share consideration paid under the Valley Merger Agreement less the option exercise price per share.

The Valley Merger Agreement contains customary representations, warranties, and covenants of Valley and the Company, including, among others, a covenant that requires (i) each of Valley and the Company to conduct its business in the ordinary course and consistent with past banking practice during the period between the execution of the Valley Merger Agreement and consummation of the Valley Merger and (ii) the Company to not engage in certain kinds of transactions during such period (without the prior written consent of Valley). The Company has also agreed, subject to certain exceptions generally related to the Board’s evaluation and exercise of its fiduciary duties, to not (i) solicit proposals relating to alternative business combination transactions from third parties or (ii) enter into discussions or negotiations with, or provide confidential information to, any third party in connection with any proposals for alternative business combination transactions. Valley has also agreed, as a condition to closing the Valley Merger, to seek shareholder approval of an amendment to Valley’s Restated Certificate of Incorporation to increase the number of shares of authorized common stock of Valley by 100 million shares. The Valley Merger Agreement provides certain termination rights for both Valley and the Company, and further provides that upon termination of the Valley Merger Agreement under certain circumstances, the Company will be obligated to pay Valley a termination fee of $14.5 million, plus Valley’s reasonable out-of-pocket expenses up to $750,000.

Completion of the Valley Merger is subject to satisfaction of various conditions, including (i) receipt of the requisite approval of the Valley Merger by the Company’s shareholders, (ii) receipt of the requisite approval of the amendment to Valley’s Restated Certificate of Incorporation to increase the number of shares of authorized Valley common stock by shareholders of Valley, (iii) receipt of regulatory approvals, (iv) the absence of any law or order prohibiting the Valley Merger, (v) effectiveness of the registration statement on Form S-4 filed by Valley with respect to the Valley common stock to be issued to the Company’s shareholders upon consummation the Valley Merger, and (vi) qualification of the Valley Merger as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Completion of the Valley Merger is also subject to prior receipt by Valley of the written consent of the FDIC for the assignment of the shared-loss agreements between the Company and the FDIC to Valley, which was received during the quarter ended June 30, 2014. In addition, each party’s obligation to consummate the Valley Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance by the other party with its covenants in all material respects.

Four actions were filed in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, each on behalf of a putative class of Company shareholders, against the Company, the Company’s directors and Valley, challenging the Valley Merger of the Company with and into Valley. Those cases were filed on May 22, 2014 (Louis Chaykin v. 1st United et al., No. 2014-CA-006268), May 27, 2014 (John Solak v. 1st United et al., No. 2014-CA-6391), and June 23, 2014 (Elaine Berman v. 1st United et al., No. 2014-CA-007628 and Rice v. 1st United et al., No. 2014-CA-007624). Chaykin v. 1st United was voluntarily dismissed by the named plaintiff on June 2, 2014; Solak v. 1st United was voluntarily dismissed by the named plaintiff on July 7, 2014; Berman v. 1st United was voluntarily dismissed by the named plaintiff on July 10, 2014; and Rice v. 1st United Berman v. 1st United was voluntarily dismissed by the named plaintiff on July 21, 2014.  The complaints had alleged that the individual defendants, who are directors of the Company, breached their fiduciary duties of loyalty, care, diligence, candor, independence, good faith and fair dealing owed to the shareholders of the Company; that the Company and Valley aided and abetted the alleged fiduciary breaches; that the Valley Merger consideration is unfair to the Company shareholders; that management of the Company have material conflicts of interest; and that the Valley Merger Agreement has preclusive deal protection devices. The complaints sought, among other things, an order enjoining the defendants from proceeding with and consummating the transaction, and other equitable and monetary relief. The Company, the individual defendants and Valley vigorously denied the claims. The Company’s Board of Directors believed that these were typical meritless strike suits. The Company, the individual defendants and Valley vigorously defended the claims, which were then dismissed.

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

We accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. We use third party valuations to determine the fair value of the core deposit intangible, securities and deposits. The valuation of FHLB advances was based on current rates for similar borrowings. As of June 30, 2014, the estimated fair values are considered final.

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

Financial Overview

OPERATING RESULTS

For the quarter ended June 30, 2014, we reported net income of $2.0 million compared to net income of $1.8 million for the quarter ended June 30, 2013. The increase in net income was due to increased interest income on securities, an increase in average balance of loans held and the related interest income offset by a reduction in gain accretion from acquired loans, a reduction in provision for loan losses and operating expenses. The quarter was also impacted by $962,000 in merger expenses related to the Valley Merger. The Company reported earnings per share of $0.06 per share for the three months ended June 30, 2014 as compared to $0.05 per share for the comparable quarter in 2013. Excluding the merger related expenses, pro-forma earnings per share would have been $0.09 per share for the quarter ended June 30, 2014.

For the six months ended June 30, 2014, we reported net income of $4.7 million, compared to net income of $3.4 million for the six months ended June 30, 2013. The increase in net income for the six months ended June 30, 2014 as compared to the same period ended June 30, 2013 was mostly the result of an increase in interest income on securities, an increase in average balance of loans held and the related interest income offset by a reduction in gain accretion from acquired loans and a reduction in the provision for loan losses offset by an increase in salaries and employee benefits and merger related expenses. The Company reported earnings per share of $0.14 per share for the six months ended June 30, 2014 as compared to $0.10 per share for the comparable six months in 2013. Excluding the merger related expenses, pro-forma earnings per share would have been $0.16 per share for the six months ended June 30, 2014.

●	Net interest margin was 4.85% for the quarter ended June 30, 2014 compared to 5.79% for the quarter ended June 30, 2013. Net interest margin was 4.91% for the six months ended June 30, 2014 compared to 5.45% for the six months ended June 30, 2013.

●	The Company recorded provision for loan losses of $550,000 and $883,000 for the three and six months ended June 30, 2014, compared to provision for loan losses of $1.3 million and $2.0 million for the three and six months ended June 30, 2013.
●	Net loans increased by approximately $7.8 million to $1.13 billion at June 30, 2014 as compared to December 31, 2013 as a result of new loan production and loan advances of $162.6 million which was partially offset by payoffs, resolutions, including transfers to OREO and charge-offs, and principal payments of $154.5 million during the period.
●	Non-performing assets at June 30, 2014 represented 1.63% of total assets compared to 1.87% at December 31, 2013. Non-performing assets not covered by the Loss Share Agreements represented 0.78% of total assets at June 30, 2014 compared to 0.91% at December 31, 2013.
●	There were no gains on sales of securities for the three and six months ended June 30, 2014 as compared to gains on sales of securities of $609,000 and $732,000, respectively, for the three and six months ended June 30, 2013.
●	Other real estate owned (“OREO”) decreased by $5.3 million to $13.3 million at June 30, 2014 from $18.6 million at December 31, 2013. The change was due to the sale of OREO of $8.2 million and fair value adjustments on existing properties of $590,000 which was partially offset by the foreclosure of $2.9 million of loans. Net gains on the sale of OREO for three months ended June 30, 2014 and 2013 were $437,000 and $393,000, respectively. Net, gains on the sale of OREO for six months ended June 30, 2014 and 2013 were $651,000 and $833,000, respectively.
●	The FDIC loss share receivable was reduced by approximately $6.2 million from $29.3 million at December 31, 2013 to $23.1 million at June 30, 2014. The decrease was due to cash receipts of approximately $1.5 million, a reduction of $5.0 million related to adjustments resulting from the disposition of acquired loans at above their discounted carrying values and the impact of changes in anticipated cash flows offset by accretion of income on the receivable of $41,000.
●	Deposits decreased by $155.1 million from $1.55 billion at December 31, 2013 to $1.39 billion at June 30, 2014 due to the payout of a $128 million short term deposit in January 2014 and normal customer balance fluctuations. Non-interest bearing deposits increased by $2.7 million to $529.0 million at June 30, 2014, as compared to December 31, 2013. The percentage of non-interest bearing deposits to total deposits was approximately 38% at June 30, 2014 and approximately 34% at December 31, 2013.

Analysis for Three Month Periods ended June 30, 2014 and 2013

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

Net interest earnings for the three months ended June 30, 2014 and 2013, respectively, are reflected in the following table:

	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$1,142,130	$16,957	5.96%	$938,128	$18,741	8.01%
Investment securities	323,075	2,011	2.49%	326,100	1,648	2.02%
Federal funds sold and securities purchased under resale agreements	46,555	153	1.32%	97,027	157	0.65%
Total interest-earning assets	1,511,760	19,121	5.07%	1,361,255	20,546	6.05%
Non interest-earning assets	219,024			220,682
Allowance for loan losses	(10,117)			(9,915)
Total assets	$1,720,667			$1,572,022

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$210,133	$61	0.12%	$186,017	$59	0.13%
Money market accounts	329,443	248	0.30%	320,558	243	0.30%
Savings accounts	55,569	16	0.12%	62,069	40	0.26%
Certificates of deposit	280,396	457	0.65%	288,290	552	0.77%
Fed funds purchased and repurchase agreements	20,106	5	0.10%	16,147	4	0.10%
Federal Home Loan Bank advances and other borrowings	35,013	49	0.56%	—	—	0.00%
Total interest-bearing liabilities	930,660	836	0.36%	873,081	898	0.41%

Non-interest bearing liabilities
Demand deposit accounts	536,530			453,339
Other liabilities	14,650			6,584
Total non-interest-bearing liabilities	551,180			459,923
Shareholders’ equity	238,827			239,018
Total liabilities and shareholders’ equity	$1,720,667			$1,572,022
Net interest spread		$18,285	4.71%		$19,648	5.64%

Net interest on average earning assets – Margin			4.85%			5.79%

Net interest income was $18.3 million for the three months ended June 30, 2014, as compared to $19.6 million for the three months ended June 30, 2013, a decrease of $1.4 million, or 6.9%. The decrease resulted primarily from a decrease in accretion income on resolved acquired assets offset by an increase in interest income related to loans and securities due to an increase in the average balances. Total accretion income decreased quarter over quarter by $3.6 million which includes a decrease of $2.7 million of accretion on the disposal of assets acquired above the discounted carrying value of the asset and accretion of discounts on purchased credit impaired loans due to changes in the estimated cash flows. The increase in average loans was due to the acquisition of EBI on July 1, 2013 and net loan originations.

Interest earnings for the current quarter were positively impacted by the accretion of discounts related to acquired loans of approximately $3.6 million as compared to $7.3 million for the same period in 2013. Included in the $3.6 million of accretion of discount for the quarter ended June 30, 2014 was approximately $2.7 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended June 30, 2014, we took a charge of approximately $2.3 million, including $335,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $7.3 million of accretion discount for the quarter ended June 30, 2013 was approximately $5.4 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the quarter ended June 30, 2013, we took a charge of approximately $5.2 million, including $312,000 million related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

The net interest margin (i.e., net interest income divided by average earning assets) decreased 94 basis points from 5.79% during the three months ended June 30, 2013 to 4.85% during the three months ended June 30, 2014. Accretion of loan discounts of $3.6 million on acquired loans added approximately 98 basis points to the quarter ended June 30, 2014 net interest margin. Of the 98 basis points, 71 basis points related to resolved loss share assets and changes in cash flows during the quarter. This compares to accretion of loan discount of $7.3 million during the three months ended June 30, 2013, which added approximately 215 basis points to the June 30, 2013 margin. Of the 215 basis points for the quarter ended June 30, 2013, 159 basis points related to resolved loss share assets and changes in cash flows. For the three months ended June 30, 2014, average loans represented 66.4% of total average assets and 79.8% of total average deposits and customer repurchase agreements, compared to average loans of 59.9% of total average assets and average loans of 70.73% to total average deposits and customer repurchase agreements at June 30, 2013. Our cost of funds was approximately 4 basis points lower for the three months ended June 30, 2014, as compared to June 30, 2013, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the three months ended June 30, 2014 and 2013:

	June 30, 2014 and 2013
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$(1,784)	$3,595	$(5,379)
Investment securities	363	(15)	378
Federal funds sold and securities purchased under resale agreements	(4)	(110)	106

Total interest-earning assets	$(1,425)	$3,470	$(4,895)
Liabilities
Interest-bearing liabilities
NOW accounts	$2	$7	$(5)
Money market accounts	5	7	(2)
Savings accounts	(24)	(4)	(20)
Certificates of deposit	(95)	(15)	(80)
Fed funds purchased and repurchase agreements	1	1	—
Other borrowings	49	49	—

Total interest-bearing liabilities	(62)	45	(107)

Net interest spread	$(1,363)	$3,425	$(4,788)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense - Three Month Periods Ended June 30, 2014 and June 30, 2013

The following is a schedule of non-interest income for three months ended June 30, 2014 and 2013, respectively:

	Three months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	Difference
Service charges and fees on deposit accounts	$828	$803	$25
Net gains on sales of other real estate owned	437	393	44
Net gains on sales of securities	—	609	(609)
Net gains on sales of loans held for sale	—	12	(12)
Increase in cash surrender value of Company owned life insurance	156	146	10
Adjustment to FDIC loss share receivable	(2,324)	(4,922)	2,598
Other	172	240	(68)
Total non-interest income	$(731)	$(2,719)	$1,988

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $2.0 million for the quarter ended June 30, 2014 when compared to the quarter ended June 30, 2013. The increase was principally a result of the decrease in the adjustment to the FDIC loss share receivable due to less resolution of assets above their carrying value offset by a reduction in gains on the sales of securities quarter over quarter.

During the three months ended June 30, 2014, we received proceeds from the sale of OREO properties of $3.1 million with a carrying value of $2.6 million and recorded a net gain of $437,000 on the these dispositions as compared to sales of $2.6 million of OREO with a carrying value of $2.2 million resulting in a net gain of $393,000 for the three months ended June 30, 2013. Net gains on the resolution of OREO covered under loss sharing agreements for the three months ended June 30, 2014 and 2013 were $428,000 and $388,000, respectively.

During the three months ended June 30, 2014, we had no sales of securities. During the three months ended June 30, 2013, we sold approximately $21.9 million in securities for gains on the sale of $609,000.

The adjustment to the FDIC loss share receivable during the quarter ended June 30, 2014 represented a $2.3 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $5.2 million for the quarter ended June 30, 2013. These amounts were partially offset by interest income earned on the FDIC receivable of $20,000 and $239,000 for the quarters ended June 30, 2014 and 2013, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $386,000, or 3.0%, from $12.8 million for the three months ended June 30, 2013 to $13.2 million for the three months ended June 30, 2014. The increase was due to expense of merger costs related to the Valley acquisition in the second quarter 2014 offset by a reduction in branch disposal costs and a reduction in loan expenses.

The following summarizes the changes in non-interest expense accounts for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	Difference
Salaries and employee benefits	$6,120	$6,028	$92
Occupancy and equipment	2,062	1,969	93
Data processing	963	926	37
Telephone	255	218	37
Stationery and supplies	88	98	(10)
Amortization of intangibles	186	166	20
Professional fees	362	452	(90)
Advertising	54	47	7
Merger reorganization expense	962	128	834
Disposal of banking center	37	404	(367)
Regulatory assessment	360	370	(10)
Other real estate owned expense	437	457	(20)
Loan expense	257	455	(198)
Other	1,071	1,110	(39)
Total non-interest expense	$13,214	$12,828	$386

Salary and employee benefits increased by approximately $92,000 or 1.5% to $6.1 million for the three months ended June 30, 2014 as compared to $6.0 million for the three months ended June 30, 2013. The increase was primarily due to staff additions from the EBI acquisition and increased incentive compensation related to various production goals period-over-period.

Merger reorganization expense in the second quarter 2014 of $962,000 included legal and investment adviser fees associated with the acquisition of the Company by Valley. Merger reorganization expenses for the quarter ended June 30, 2013 related to the acquisition of EBI on July 1, 2013.

Disposal of banking centers for the quarter ended June 30, 2014 relates to the strategic decision to close one banking center on the west coast of Florida during the third quarter 2014. The $37,000 relates to the remaining lease expense for that location. The $404,000 expense in the second quarter of 2013 relates to facility lease and leasehold improvement expense for the closure of one banking center on the west coast of Florida.

Other real estate owned (“OREO”) expense decreased by approximately $20,000 to $437,000 for the three months ended June 30, 2014, as compared to $457,000 for the three months ended June 30, 2013. The change was primarily due to an increase in write downs on OREO properties offset by a reduction in OREO expenses period over period due to changes in estimated fair values. Total write downs were $345,000 during the quarter ended June 30, 2014 as compared to $114,000 for the quarter ended June 30, 2013.

Loan expense primarily includes the costs associated with the collection of legacy as well as loss sharing assets. Loan expense decreased by $198,000 from $455,000 for the three months ended June 30, 2013 as compared to $257,000 for the three months ended June 30, 2014. The change was primarily due to a reduction in non-performing non-loss share assets period-over-period and a reduction in expenses associated with loss share loans.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the quarter ended June 30, 2014, we recorded $550,000 in provision for loan losses as compared to $1.3 million for the three months ended June 30, 2013. The decrease in the provision for loan losses quarter-over-quarter was due to a reduction in charge-offs and a reduction of impaired assets. Total charge-offs were $629,000 for the quarter ended June 30, 2014 compared to $793,000 for the quarter ended June 30, 2013. Impaired loans were $35.6 million at June 30, 2013 compared to $25.8 million at June 30, 2014.

We recorded income tax expense of $1.8 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. Part of the increase was due to higher pretax income for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Additionally, our income tax expense was impacted by merger expenses of $962,000, a portion of which are considered non-deductible from an income tax perspective.

Analysis for Six Month Periods ended June 30, 2014 and 2013

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

Net interest earnings for the six months ended June 30, 2014 and 2013, respectively, are reflected in the following table:

	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets
Interest-earning assets
Loans	$1,148,345	$34,244	6.01%	$926,331	$34,912	7.60%
Investment securities	325,663	4,114	2.53%	308,642	3,016	1.95%
Federal funds sold and securities purchased under resale agreements	43,537	301	1.39%	111,944	338	0.61%
Total interest-earning assets	1,517,545	38,659	5.14%	1,346,917	38,266	5.73%
Non interest-earning assets	222,980			224,811
Allowance for loan losses	(9,968)			(9,988)
Total assets	$1,730,557			$1,561,740

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
NOW accounts	$212,398	$122	0.12%	$179,024	$113	0.13%
Money market accounts	330,261	493	0.30%	318,964	500	0.32%
Savings accounts	56,873	32	0.11%	62,590	80	0.26%
Certificates of deposit	284,188	932	0.66%	297,305	1,186	0.80%
Fed funds purchased and repurchase agreements	18,531	9	0.10%	17,710	10	0.11%
Federal Home Loan Bank advances and other borrowings	45,015	105	0.47%	—	—	0.00%
Total interest-bearing liabilities	947,266	1,693	0.36%	875,593	1,889	0.44%

Non-interest bearing liabilities
Demand deposit accounts	531,672			441,255
Other liabilities	14,700			6,529
Total non-interest-bearing liabilities	546,372			447,784
Shareholders’ equity	236,919			238,363
Total liabilities and shareholders’ equity	$1,730,557			$1,561,740
Net interest spread		$36,966	4.78%		$36,377	5.29%

Net interest on average earning assets – Margin			4.91%			5.45%

Net interest income was $37.0 million for the six months ended June 30, 2014, as compared to $36.4 million for the six months ended June 30, 2013, an increase of $589,000, or 1.6%. The increase resulted primarily from increase in average earning assets of $170.6 million or 12.7% due the acquisition of EBI in July 2013 and net loan originations as well as increases in securities offset by a reduction in accretion income. Accretion income decreased period-over-period by $4.6 million which includes a decrease in accretion of $2.9 million on the disposal of assets acquired above the discounted carrying value of the asset and accretion of discounts on purchased credit impaired loans due to changes in the estimated cash flows. Cost of funds were reduced by 12 basis points period over period.

Interest earnings for the six months ended June 30, 2014 were positively impacted by the accretion of discounts related to acquired loans of approximately $7.6 million as compared to $12.2 million for the same period in 2013. Included in the $7.6 million of accretion of discount for the six months ended June 30, 2014 was approximately $5.5 million related to the disposition of assets acquired in the transactions above the discounted carrying value of the asset and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the six months ended June 30, 2014, we took a charge of approximately $5.0 million, including $633,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations and was substantially related to changes in cash flows of loss share assets. Included in the $12.2 million of accretion discount for the six months ended June 30, 2013 was approximately $8.4 million related to the disposition of assets above the discounted carrying values and accretion of discounts on purchase credit impaired loans due to increases in estimated cash flows. For the six months ended June 30, 2013, we took a charge of approximately $8.2 million, including $658,000 related to the resolution of other real estate owned, as an adjustment to the FDIC loss share receivable. This charge was recorded in non-interest income within the consolidated statements of operations substantially related to changes in cash flows of loss share assets.

The net interest margin (i.e., net interest income divided by average earning assets) decreased 54 basis points from 5.45% during the six months ended June 30, 2013 to 4.91% during the six months ended June 30, 2014. Accretion of loan discounts of $7.6 million on acquired loans added approximately 101 basis points to the net interest margin for the six months ended June 30, 2014. Of the 101 basis points, 73 basis points related to resolved loss share assets and changes in cash flows during the period. This compares to accretion of loan discount of $12.2 million during the six months ended June 30, 2013, which added approximately 182 basis points to the June 30, 2013 margin. Of the 182 basis points for the six months ended June 30, 2013, 126 basis points related to resolved loss share assets and changes in cash flows. For the six months ended June 30, 2014, average loans represented 66.4% of total average assets and 80.1% of total average deposits and customer repurchase agreements, compared to average loans of 59.31% of total average assets and average loans of 70.34% to total average deposits and customer repurchase agreements at June 30, 2013. Our cost of funds was approximately 12 basis points lower for the six months ended June 30, 2014, as compared to June 30, 2013, primarily as a result of lower rates offered on our deposit products.

Rate Volume Analysis

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

Changes in interest earnings for the six months ended June 30, 2014 and 2013:

	June 30, 2014 and 2013
(Dollars in thousands)	Change in Interest Income/ Expense	Variance Due to Volume Changes	Variance Due to Rate Changes
Assets
Interest-earning assets
Loans	$(668)	$7,434	$(8,102)
Investment securities	1,098	174	924
Federal funds sold and securities purchased under resale agreements	(37)	(292)	255

Total interest-earning assets	$393	$7,316	$(6,923)
Liabilities
Interest-bearing liabilities
NOW accounts	$9	$20	$(11)
Money market accounts	(7)	17	(24)
Savings accounts	(48)	(7)	(41)
Certificates of deposit	(254)	(50)	(204)
Fed funds purchased and repurchase agreements	(1)	—	(1)
Other borrowings	105	105	—

Total interest-bearing liabilities	(196)	85	(281)

Net interest spread	$589	$7,231	$(6,642)

Non-interest Income, Non-interest Expense, Provision for Loan Losses, and Income Tax Expense – Six Month Periods Ended June 30, 2014 and June 30, 2013

The following is a schedule of non-interest income for six months ended June 30, 2014 and 2013, respectively:

	Six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	Difference
Service charges and fees on deposit accounts	$1,638	$1,599	$39
Net gains on sales of other real estate owned	651	833	(182)
Net gains on sales of securities	—	732	(732)
Net gains on sales of loans held for sale	—	58	(58)
Increase in cash surrender value of Company owned life insurance	314	293	21
Adjustment to FDIC loss share receivable	(4,972)	(7,741)	2,769
Other	392	520	(128)
Total non-interest income	$(1,977)	$(3,706)	$1,729

Non-interest income includes service charges and fees on deposit accounts, net gains or losses on sales of securities, and all other items of income, other than interest, resulting from our business activities. Non-interest income increased by $1.7 for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The increase was principally a result of a decrease in the adjustment to the FDIC loss share receivable due to less resolution of assets above their carrying value period- over-period offset by a reduction in the gains on the sales of other real estate, no sales of securities or loans held for sale in the current year. .

During the six months ended June 30, 2014, we received proceeds from the sale of OREO properties of $8.2 million with a carrying value of $7.5 million and recorded a net gain of $651,000 on the these dispositions as compared to sales of $5.2 million of OREO with a carrying value of $4.4 million resulting in a net gain of $833,000 million for the six months ended June 30, 2013. Net gains on the resolution of OREO covered under loss sharing agreements for the six months ended June 30, 2014 and 2013 were $739,000 and $797,000, respectively.

During the six months ended June 30, 2014, we had no sales of securities. During the six months ended June 30, 2013, we sold approximately $30.8 million in securities for gains on the sale of $732,000.

The adjustment to the FDIC loss share receivable during the six months ended June 30, 2014 represented a $5.0 million expense related to changes in cash flows on assets covered by Loss Share Agreements and the resolution of OREO property which reduces the FDIC receivable. This compares to $8.2 million for the six months ended June 30, 2013. These amounts were partially offset by interest income earned on the FDIC receivable of $41,000 and $477,000 for the six months ended June 30, 2014 and 2013, respectively.

Non-interest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting our various business activities. Non-interest expense increased by $811,000, or 3.2%, from $25.3 million for the six months ended June 30, 2013 to $26.1 million for the six months ended June 30, 2014. The increase was due to the inclusion of merger expenses associated with the Valley transaction and increase in salary and occupancy expense in 2014 due to the acquisition of EBI in July 2013 offset by a reduction in costs associated with the disposal of a banking center and reductions in loan and OREO expenses period over period.

The following summarizes the changes in non-interest expense accounts for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	Difference
Salaries and employee benefits	$12,677	$12,227	$450
Occupancy and equipment	4,083	3,938	145
Data processing	1,948	1,856	92
Telephone	514	447	67
Stationery and supplies	162	189	(27)
Amortization of intangibles	381	339	42
Professional fees	779	839	(60)
Advertising	123	135	(12)
Merger reorganization expense	962	128	834
Disposal of banking center	37	404	(367)
Regulatory assessment	779	728	51
OREO expense	839	1,037	(198)
Loan expense	618	803	(185)
Other	2,213	2,234	(21)
Total non-interest expense	$26,115	$25,304	$811

Salary and employee benefits increased by approximately $450,000 to $12.7 million for the six months ended June 30, 2014 as compared to $12.2 million for the six months ended June 30, 2013, primarily due to an increase in costs associated with employee benefit programs and the increase in the number of employees due to the acquisition of EBI.

Occupancy expenses increased by $145,000 or 3.7% from $3.9 million for the six months ended June 30, 2013 to $4.1 million for the six months ended June 30, 2014. The increase was due to lease expense associated with the acquisition of EBI.

Merger reorganization expense in the six months ended June 30, 2014 of $962,000 included legal and investment adviser fees associated with the acquisition of the Company by Valley. Merger reorganization expenses for the six months ended June 30, 2013 related to the acquisition of EBI on July 1, 2013.

Disposal of banking centers for the six months ended June 30, 2014 relates to the strategic decision to close one banking center on the west coast of Florida during the third quarter 2014. The $37,000 relates to the remaining lease expense for that location. The $404,000 expense in the second quarter of 2013 relates to facility lease and leasehold improvement expense for the closure of one banking center on the west coast of Florida.

OREO expense decreased by $198,000 to $839,000 for the six months ended June 30, 2014, as compared to $1.0 million for the six months ended June 30, 2013. The change was due to a slight decrease in write downs on OREO due to changes in estimated fair values during the six months ended June 30, 2014 on properties of $590,000 as compared to $642,000 for the six months ended June 30, 2013 and a reduction in overall OREO expenses.

Loan expenses primarily include the costs associated with the collection of non-loss sharing agreements as well as loss sharing assets. Loan expenses decreased by $185,000 from $803,000 for the six months ended June 30, 2013 to $618,000 for the six months ended June 30, 2014. The change was primarily due a reduction in impaired and classified loans period-over-period and a reduction in expenses associated with loss share loans.

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed adequate by management and is based upon anticipated experience, the volume and type of lending conducted by us, the amounts of past due and non-performing loans, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio. During the six months ended June 30, 2014, we recorded $883,000 in provision for loan losses as compared to $2.0 million for the six months ended June 30, 2013. The decrease in the provision for loan losses between the two periods was primarily due to a reduction in impaired and classified loans period-over-period and a reduction in charge-offs. Charge-offs for the six months ended June 30, 2014 were $926,000 as compared to $1.8 million for the six months ended June 30, 2013.

We recorded income tax expense of $3.3 million for the six months ended June 30, 2014, compared to $2.0 for the six months ended June 30, 2013. Part of the increase was due to higher pretax income for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Additionally, our income tax expense was impacted by merger expenses of $962,000 which a portion are considered non-deductible from an income tax perspective

FINANCIAL CONDITION

At June 30, 2014, our total assets were $1.7 billion and our net loans were $1.132 billion or 66.7% of total assets. At December 31, 2013, our total assets were $1.845 billion and our net loans were $1.125 million or 61.0% of total assets. Cash and cash equivalents decreased primarily as a result of the withdrawal by one customer of a short term deposit of $128 million in January 2014 and net loan origination for the six months ended June 30, 2014. Total loans increased by approximately $7.8 million to $1.13 billion at June 30, 2014 due to new loan production and loan advances of $162.6 million offset by payoffs, resolutions, including transfers to OREO and charge-offs, and principal reductions of $154.5 million.

At June 30, 2014, the allowance for loan losses was $10.0 million or 0.88% of total loans. At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans.

Securities available for sale decreased by $7.5 million to $320.5 million at June 30, 2014 due to maturities and principal payments of $16.7 million offset by a reduction in the net unrealized loss of $10.3 million since December 31, 2013.

At June 30, 2014, our total deposits were $1.39 billion, a decrease of $155.1 million compared to $1.548 billion at December 31, 2013, mostly due to the withdrawal by one customer of a short term deposit of $128 million in January of 2014. Non-interest bearing deposits represented 38.0% of total deposits at June 30, 2014 compared to 34.0% at December 31, 2013.

Loan Quality

Management seeks to maintain a high quality loan portfolio through sound underwriting and lending practices. The banking industry and its regulators view elements of loan concentrations as a concern that can give rise to deterioration in loan quality if not managed effectively. As of June 30, 2014 and December 31, 2013, 86.6% and 85.6%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, and/or located in the same region, sufficient to cause them to be similarly impacted by economic or other conditions. We regularly monitor these concentrations in order to consider adjustments in our lending practices to reflect economic conditions, loan-to-deposit ratios, and industry trends. As of June 30, 2014 and December 31, 2013, there were no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business (other than noted below) that exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 86.6% and 85.6%, respectively, of the total loan portfolio and were to a broad base of borrowers in varying activities, businesses, locations and real estate types.

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

The following charts illustrate the composition of loans in our loan portfolio as of June 30, 2014 and December 31, 2013.

Loan Portfolio as of June 30, 2014

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	502	$127,050	11.12%	7.48%
HELOCs and equity	397	64,192	5.62%	3.78%

Commercial:
Secured – non-real estate	695	135,238	11.84%	7.96%
Secured – real estate	90	51,015	4.47%	3.00%
Unsecured	53	6,432	0.56%	0.38%

Commercial Real Estate:
Owner occupied	274	214,765	18.80%	12.64%
Non-owner occupied	340	441,788	38.68%	26.00%
Multi-family	73	48,980	4.29%	2.88%

Construction and Land Development:
Construction	16	13,100	1.15%	0.77%
Improved land	24	16,934	1.48%	1.00%
Unimproved land	18	11,266	0.99%	0.66%

Consumer and other	184	11,371	1.00%	0.67%

Total June 30, 2014	2,666	$1,142,131	100%	67.22%

Loan Portfolio as of December 31, 2013

(Dollars in thousands)	Total Loans	Total	Percent of Loan Portfolio	Percent of Total Assets
Loan Types
Residential:
First mortgages	490	$117,830	10.39%	6.39%
HELOCs and equity	400	61,014	5.38%	3.31%

Commercial:
Secured – non-real estate	697	145,298	12.81%	7.87%
Secured – real estate	91	57,052	5.03%	3.09%
Unsecured	57	7,914	0.70%	0.43%

Commercial Real Estate:
Owner occupied	268	209,467	18.47%	11.35%
Non-owner occupied	328	451,982	39.85%	24.50%
Multi-family	72	38,402	3.39%	2.08%

Construction and Land Development:
Construction	12	7,366	0.65%	0.40%
Improved land	24	16,538	1.46%	0.90%
Unimproved land	19	11,382	1.00%	0.62%

Consumer and other	178	9,735	0.87%	0.53%

Total December 31, 2013	2,636	$1,133,980	100.00%	61.47%

The following chart illustrates the composition of our construction and land development loan portfolio as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction
Residential	$1,098	0.10%	$272	0.02%
Residential spec	4,266	0.37%	1,423	0.13%
Commercial	7,736	0.68%	5,671	0.50%
Commercial spec	—	0.00%	—	0.00%
Land Development
Residential	4,700	0.41%	5,377	0.47%
Residential spec	4,646	0.41%	5,223	0.45%
Commercial	7,213	0.63%	6,044	0.55%
Commercial spec	11,640	1.02%	11,276	0.99%
Total	$41,299	3.62%	$35,286	3.11%

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

Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate on the loan, extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, deferral of principal payments or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2014 and December 31, 2013 had either an interest rate modification ranging from 6 months to 2 years before reverting back to the original interest rate or a deferral of principal payments which can range from 6 to 12 months before reverting back to an amortizing loan. All of the loans were modified due to financial distress of the borrower. The following is a summary of the unpaid principal balance of loans classified as troubled debt restructurings as of June 30, 2014, and December 31, 2013, which are performing in accordance with their modification agreements.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Residential real estate	$903	$834
Commercial real estate	11,485	15,341
Construction and land development	140	143
Commercial	1,967	2,328
Total	$14,495	$18,646

The decrease of $4.1 million in performing restructured loans to $14.5 million at June 30, 2014 from $18.6 million at December 31, 2013 was due to new performing modifications of approximately $166,000 offset by approximately $1.7 million in loans that defaulted under the terms of their modification agreement and were included in nonaccrual loans at June 30, 2014. In addition, there were approximately $2.6 in repayments and resolutions of modified loans.

At June 30, 2014, there were 18 loans that were troubled debt restructured loans with a carrying amount of $7.4 million and specific reserves of $357,000 that were non-accrual. At December 31, 2013, there were 18 loans which were troubled debt restructured loans with a carrying amount of $7.5 million and specific reserves of $608,000 that were non-accrual. Loans retain their accrual status at their time of modification. As a result, if the loan is on non-accrual at the time that it is modified, it stays on non-accrual, and if a loan is accruing at the time of modification, it generally stays on accrual. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement prior to being placed on accrual status. Troubled debt restructurings are considered impaired. The average yield on the loans classified as troubled debt restructurings was 4.23% and 4.38% at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, we had $3.0 million in loans for which we lowered the interest rate prior to maturity to competitively retain a loan. During the year ended December 31, 2013, we had approximately $10.6 million in loans on which we lowered the interest rate prior to maturity to competitively retain a loan. Due to the borrowers’ significant deposit balances or the overall quality of the loans, these loans were not included in troubled debt restructurings. In addition, each of these borrowers was not considered to be in financial distress and the modified terms matched current market terms for borrowers with similar risk characteristics. We had no other loans where we extended the maturity or forgave principal that were not already included in troubled debt restructurings or otherwise impaired.

Our non-performing and troubled debt restructured assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Non-Accrual Loans
Residential first mortgages	$43	$2,751	$2,794	$48	$3,137	$3,185
Home equity lines	373	254	627	491	96	587
Commercial real estate	3,150	2,604	5,754	3,297	3,045	6,342
Construction and land development	3,599	32	3,631	3,688	35	3,723
Commercial	1,297	334	1,631	1,518	455	1,973
Consumer	30	—	30	26	—	26
Total	$8,492	$5,975	$14,467	$9,068	$6,768	$15,836

Accruing => 90 days past due
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity lines	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Total non-accruing loans	$8,492	$5,975	$14,467	$9,068	$6,768	$15,836
Accruing => 90 days past due	—	—	—	—	—	—
Foreclosed real estate	4,736	8,564	13,300	7,763	10,817	18,580
Total non-performing assets	13,228	14,539	27,767	16,831	17,585	34,416
Performing troubled debt restructured loans	13,624	871	14,495	17,281	1,365	18,646
Total non-performing assets and performing troubled debt restructured loans	$26,852	$15,410	$42,262	$34,112	$18,950	$53,062

Ratios
Total non-accruing and accruing => 90 days past due loans to total loans	0.74%	0.52%	1.27%	0.80%	0.60%	1.40%
Total non-performing assets to total assets	0.78%	0.86%	1.63%	0.91%	0.95%	1.87%
Total non-performing assets and performing troubled debt restructured loans to total assets	1.58%	0.91%	2.49%	1.85%	1.03%	2.88%

Included in non-accrual loans as of June 30, 2014 are purchase credit impaired loans of $2.5 million for which cash flows could not be reasonably estimated with $2.4 million of these loans subject to Loss Share Agreements. Additionally, included in non-accrual loans at June 30, 2014 and December 31, 2013 were $4.1 million and $4.2 million, respectively, of loans performing in accordance with their contractual terms but which the Company placed on non-accrual status due to identified risks within the credit. Of the non-performing assets and performing troubled debt restructured loans at June 30, 2014, $15.4 million were acquired and are all covered under the Loss Share Agreements as compared to $19.0 million at December 31, 2013.

Since December 31, 2013, for non-performing loans not subject to Loss Share Agreements, we had approximately $405,000 in non-accrual loans which were charged off, $2.3 million were paid off or principal payments were applied, no loans were transferred to OREO or returned to accrual status and $2.1 million were added to non-accrual during the six months ended June 30, 2014.

Past due loans, categorized by loans subject to Loss Share Agreements and those not subject to Loss Share Agreements, at June 30, 2014 and December 31, 2013, were as follows:

June 30, 2014

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/accrual and 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$185	$56	$—	$—	$3,005	$416	$3,190	$472
Commercial	—	202	—	81	334	1,297	334	1,580
Commercial real estate	—	—	—	—	2,604	3,150	2,604	3,150
Construction and land development	—	—	—	—	32	3,599	32	3,599
Consumer and other	—	29	—	—	—	30	—	59
Total June 30, 2014	$185	$287	$—	$81	$5,975	$8,492	$6,160	$8,860

December 31, 2013

	Accruing 30 - 59		Accruing 60-89		Non-Accrual/Accrual 90 days and over		Total
(Dollars in thousands)	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements	Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
Residential real estate	$333	$1,085	$162	$24	$3,233	$539	$3,728	$1,648
Commercial	—	461	—	—	455	1,518	455	1,979
Commercial real estate	—	—	—	1,737	3,045	3,297	3,045	5,034
Construction and land development	—	—	—	—	35	3,688	35	3,688
Consumer and other	—	34	—	—	—	26	—	60
Total December 31, 2013	$333	$1,580	$162	$1,761	$6,768	$9,068	$7,263	$12,409

Past due loans subject to Loss Share Agreements decreased by $1.1 million from $7.3 million at December 31, 2013 to $6.2 million at June 30, 2014. Past due loans not subject to Loss Share Agreements decreased by $3.5 million to $8.9 million at June 30, 2014 compared to $12.4 million at December 31, 2013. The change in past due loans covered under Loss Share Agreements was due to a decrease in accruing loans which were past due less than 90 days of $310,000 and a decrease in loans past due greater than 90 days and on non-accrual of $793,000 as the Company continues to work towards resolutions and work out solutions for these assets. A decrease in loans 30-89 days past due was noted for loans not covered under Loss Share Agreements which declined by $3.0 million during the six months ended June 30, 2014 along with a decrease in the non-accrual and 90 days or more past due category by $576,000.

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

Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If at acquisition we identified loans that we could not reasonably estimate cash flows or if subsequent to acquisition such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. At June 30, 2014, the Company had $12.4 million of loans evaluated under ASC 310-30 which were on nonaccrual and past due greater than 90 days in accordance with their loan documents but were performing in accordance with their estimated cash flows. These loans are excluded from the past due categories.

Impaired Loans

The following tables present loans individually evaluated for impairment by class of loan as June 30, 2014 and December 31, 2013.

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
June 30, 2014	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential real estate	$769	$163	$1,230	560	$1,416	$49
Commercial	33	32	1,169	492	—	2,059
Commercial real estate	316	59	3,455	143	1,249	10,341
Construction and land development	—	—	384	181	—	3,356
Consumer and other	—	—	9	9	—	—
Total June 30, 2014	$1,118	$254	$6,247	1,385	$2,665	$15,805

	Recorded Investment in Impaired Loans
	With Allowance				With No Allowance
December 31, 2013	Loans Subject to Loss Sharing Agreements		Loans Not Subject to Loss Sharing Agreements		Loans Subject to Loss Sharing Agreements	Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Recorded Investment
Residential real estate	$1,127	$230	$823	$230	$1,170	$447
Commercial	409	105	1,537	730	—	1,991
Commercial real estate	603	99	5,332	314	1,374	12,316
Construction and land development	—	—	527	271	—	3,303
Consumer and other	—	—	—	—	—	—
Total December 31, 2013	$2,139	$434	$8,219	$1,545	$2,544	$18,057

Overall impaired loans decreased by $5.1 million from $31.0 million at December 31, 2013 to $25.8 million at June 30, 2014. Impaired loans subject to loss share agreements decreased by $900,000. Impaired loans not subject to loss share agreements decreased by $4.2 million from December 31, 2013 to June 30, 2014 primarily due to resolutions, including sales, payoffs and transfers to other real estate owned.

Allowance for Loan Losses

At June 30, 2014, the allowance for loan losses was $10.0 million or 0.88% of total loans. Inclusive within total loans is $135.2 million in loans acquired from EBI on July 1, 2013 which are recorded at fair value and for which a minimal allowance was allocated at June 30, 2014. Excluding those loans, the allowance for loan losses as a percentage of total loans would be 1.00% compared to 0.98% at December 31, 2013. At December 31, 2013, the allowance for loan losses was $9.6 million or 0.85% of total loans.

At June 30, 2014 and December 31, 2013, we had $6.2 million and $8.2 million, respectively, of impaired loans not covered by Loss Share Agreements with an allocated allowance for loan loss of $1.4 million and $1.5 million respectively. Charge-offs for the six months ended June 30, 2014 were $926,000 offset by recoveries of $418,000, which included a substantial recovery related to one loan. Of these charge-offs, $521,000 was provided for as of December 31, 2013. Charge-offs for the six months ended June 30, 2013 were $1.8 million offset by recoveries of $143,000. Overall loans graded special mention and substandard not covered by Loss Share Agreements decreased by $3.4 million (or 1.6%) from December 31, 2013 to June 30, 2014 which had a positive impact on the general allowance for loan losses. In originating loans, we recognize that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower and guarantors over the term of the loan; insurance; whether the loan is covered by a loss share agreement; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents our estimate of the amount necessary to provide for probable incurred losses in the loan portfolio. In making this determination, we analyze the ultimate collectability of the loans in our portfolio, feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.

The allowance for loan losses is evaluated at the portfolio segment level using the same methodology for each segment. The historical net losses for a rolling three year period is the basis for the general reserve for each segment which is adjusted for each of the same qualitative factors (i.e., nature and volume of portfolio, economic and business conditions, classification, past due and non-accrual trends) evaluated by each individual segment. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment. The qualitative factors totaled approximately 8 and 7 basis points of the allowance for loan losses as of both June 30, 2014 and December 31, 2013, respectively.

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

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans where the loan is determined to be impaired as determined by management. The amount of impairment, if any, is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. Third party appraisals are used to determine the fair value of underlying collateral. At a minimum a new appraisal is obtained annually for all impaired loans based on an “as is” value. Generally no adjustments, other than a reduction for estimated disposal costs, are made by the Company to third party appraisals to determine the fair value of the assets. The impact on the allowance for loan losses for new appraisals is reflected in the period the appraisal is received. A loan may also be classified as substandard and not be classified as impaired by management. A loan may be classified as substandard by management if, for example, the primary source of repayment is insufficient, the financial condition of the borrower or guarantors has deteriorated or there are chronic delinquencies.

The following is a summary of our loan classifications at June 30, 2014 and December 31, 2013:

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
June 30, 2014
Residential real estate	$191,242	$55,794	$1,270	$3,005	$119,758	$5,700	$5,715
Commercial	192,685	17,950	—	366	169,242	1,990	3,137
Commercial real estate	705,533	111,617	7,888	2,604	567,514	5,919	9,991
Construction and land development:	41,300	6,226	—	32	28,425	2,632	3,985
Consumer and other	11,371	—	—	—	10,816	438	117
Total June 30, 2014	$1,142,131	$191,587	$9,158	$6,007	$895,755	$16,679	$22,945

		Loans Subject to Loss Sharing Agreements			Loans Not Subject to Loss Sharing Agreements
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Pass	Special Mention	Substandard
December 31, 2013
Residential real estate	$178,844	$63,712	$1,152	$3,395	$99,259	$4,661	$6,665
Commercial	210,264	26,799	319	455	176,434	2,647	3,610
Commercial real estate	699,851	133,219	8,047	3,045	537,439	5,324	12,777
Construction and land development:	35,286	6,470	—	35	22,037	2,656	4,088
Consumer and other	9,735	2	—	—	9,135	480	118
Total December 31, 2013	$1,133,980	$230,202	$9,518	$6,930	$844,304	$15,768	$27,258

All non-accrual loans are included in substandard loans. Loans classified as troubled debt restructured loans, which are performing under the terms of their modification agreements, are credit graded based on the individual qualities and payment performance of the loan under the terms of the modification agreement. At June 30, 2014 and December 31, 2013, loans which were classified as troubled debt restructured loans and were performing under the terms of their modification agreements and were credit graded as substandard were $4.5 million and $7.6 million, respectively.

Substandard loans totaled $29.0 million at June 30, 2014 (of which $6.0 million were subject to the Loss Share Agreements) and $34.2 million at December 31, 2013 (of which $6.9 million were subject to the Loss Share Agreements). The decrease of $5.2 million since December 31, 2013 was primarily due to the resolution of loans not covered under Loss Share Agreements of $4.3 million through sale, payoffs, charge-offs or foreclosure and transfer to other real estate owned during the period. There was a decrease of $923,000 in the total substandard loans covered under Loss Share Agreements period-over-period. We regularly evaluate classifications of loans and recommend either upgrades or downgrades as events or circumstances warrant. In addition, at June 30, 2014, we had $25.8 million (or 2.3% of total loans) of loans classified as impaired. This compares to $31.0 million (or 2.7% of total loans) at December 31, 2013. The decrease was primarily due to the net resolution of loans, including sales, payoffs and transfers to other real estate owned during the year. At June 30, 2014 and December 31, 2013, the specific credit allocation included in the allowance for loan losses for loans impaired was approximately $1.6 million and $2.0 million, respectively. The specific credit allocation for impaired loans is adjusted based on appraisals if collateral dependent or anticipated cash flows if not collateral dependent. All loans classified as substandard that are collateralized by real estate are also re-appraised at a minimum on an annual basis.

We also have loans classified as Special Mention. We classify loans as Special Mention if there are declining trends in the borrower’s business, questions regarding condition or value of the collateral, or other weaknesses. At June 30, 2014, we had $25.8 million (2.3% of outstanding loans), which included $9.2 million in loans subject to Loss Share Agreements, which compares to $25.3 million (2.2% of outstanding loans) of which $9.5 million were subject to Loss Share Agreements at December 31, 2013. Special mention loans not subject to Loss Share Agreements were $16.7 million at June 30, 2014, an increase of $911,000 from December 31, 2013. There was a decrease in special mention loans subject to loss share of $360,000 from December 31, 2013 to June 30, 2014. These changes are attributable to resolution of loans, including sales, payoffs and downgrades to substandard as well as ongoing reviews and upgrading of loans classified as special mention. If there is further deterioration on these loans, they may be classified substandard in the future, and depending on whether the loan is considered impaired, a specific credit allocation may be needed resulting in increased provisions for loan losses. Improvement in the underlying loan qualities can also provide for an upgrading of a loan to a watch category.

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

During the three months ended June 30, 2014 and 2013, we recorded $333,000 and $650,000, respectively, in provision for loan losses primarily as a result of charge-offs during the periods offset by a reduction in classified and non-accrual loans.

Activity in the allowance for loan losses for the three months ended June 30, 2014 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance April 1, 2014	$2,645	$2,809	$3,991	$483	$105	$10,033
Provisions for loan losses	46	548	38	(89)	7	550
Loans charged off	(585)	(44)	—	—	—	(629)
Recoveries	6	—	53	10	—	69
Ending Balance, June 30, 2014	$2,112	$3,313	$4,082	$404	$112	$10,023

Activity in the allowance for loan losses for the three months ended June 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, April 1, 2013	$3,519	$1,936	$3,623	$404	$41	$9,523
Provisions for loan losses	82	362	665	202	(11)	1,300
Loans charged off	—	(54)	(739)	—	—	(793)
Recoveries	18	—	2	2	11	33
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

Activity in the allowance for loan losses for the six months ended June 30, 2014 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2014	$3,084	$2,437	$3,550	$485	$92	$9,648
Provisions for loan losses	(335)	962	329	(93)	20	883
Loans charged off	(671)	(86)	(169)	—	—	(926)
Recoveries	34	—	372	12	—	418
Ending Balance, June 30, 2014	$2,112	$3,313	$4,082	$404	$112	$10,023

Activity in the allowance for loan losses for the six months ended June 30, 2013 was as follows:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Beginning balance, January 1, 2013	$2,735	$1,869	$3,398	$1,745	$41	$9,788
Provisions for loan losses	850	480	947	(332)	5	1,950
Loans charged off	—	(106)	(798)	(898)	(16)	(1,818)
Recoveries	34	1	4	93	11	143
Ending Balance, June 30, 2013	$3,619	$2,244	$3,551	$608	$41	$10,063

The decrease in the allowance related to commercial loans from $3.6 million at June 30, 2013 to $2.1 million at June 30, 2014 was due to a reduction in the specific reserve on impaired and a decrease in the general portion of the reserve due to improving historical loss rates as quarters with significant charge-offs were replaced with improved charge-off trending in this category.

The increase in the allowance for loan losses related to residential real estate loans from $2.2 million at June 30, 2013 to $3.3 million at June 30, 2014 was due to an increase in specific reserves on impaired loans and an increase in the general portion of the reserve due to historical loss factors and an increase in loans collectively evaluated for impairment.

The increase in the allowance for loan losses related to commercial real estate loans from $3.6 million at June 30, 2013 to $4.1 million at June 30, 2014 was due to a decrease in estimated cash flows for purchased credit impaired loans with a resulting increase in the allowance related to those loans and the increase in loans collectively evaluated for impairment.

The following tables reflect the allowance allocation per loan category and percent of loans in each category to total loans as of June 30, 2014 and December 31, 2013:

As of June 30, 2014:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$524	$723	$202	$181	$9	$1,639
Purchase credit impaired loans	462	320	676	—	—	1,458
Total specific reserves	986	1,043	878	181	9	3,097
General reserves	1,126	2,270	3,204	223	103	6,926
Total	$2,112	$3,313	$4,082	$404	$112	$10,023

Total Loans	$192,685	$191,242	$705,533	$41,300	$11,371	$1,142,131

Allowance as percent of loans per category as of June 30, 2014	1.10%	1.73%	0.58%	0.98%	0.98%	0.88%

As of December 31, 2013:

(Dollars in thousands)	Commercial	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Consumer and Other	Total
Specific Reserves:
Impaired loans	$835	$460	$413	$271	$—	$1,979
Purchase credit impaired loans	464	269	278	—	—	1,011
Total specific reserves	1,299	729	691	271	—	2,990
General reserves	1,785	1,708	2,859	214	92	6,658
Total	$3,084	$2,437	$3,550	$485	$92	$9,648

Total Loans	$210,264	$178,844	$699,851	$35,286	$9,735	$1,133,980

Allowance as percent of loans per category as of December 31, 2013	1.47%	1.36%	0.51%	1.37%	0.95%	0.85%

The overall general reserve increased by $268,000 from $6.7 million at December 31, 2013 to $6.9 million at June 30, 2014. The overall general reserve as a percentage of loans collectively evaluated for impairment was 0.65% at June 30, 2014 as compared to 0.64% at December 31, 2013.

Other Real Estate Owned

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. Write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense. At June 30, 2014, we had $13.3 million of OREO property, of which $5.9 million was a result of the Old Harbor acquisition, $2.5 million was a result of the TBOM acquisition and $217,000 as a result of the Republic acquisition and all are covered by their respective Loss Share Agreements. At December 31, 2013, we had $18.6 million of OREO property, of which $10.8 million were a result of the Old Harbor, TBOM and Republic acquisitions and were covered under the respective Loss Share Agreements.

The following is a summary of other real estate owned as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total	Assets Not Subject to Loss Sharing Agreements	Assets Subject to Loss Sharing Agreements	Total
Commercial real estate	$4,285	$4,910	$9,195	$5,761	$8,979	$14,740
Residential real estate	451	3,654	4,105	2,002	1,838	3,840
Total	$4,736	$8,564	$13,300	$7,763	$10,817	$18,580

At June 30, 2014, we had $5.9 million of properties under contract for sale which are expected to close in the third quarter of 2014.

Investment Securities

We manage our securities available for sale portfolio, which represented 21.5% of our average earning assets at June 30, 2014, as compared to 22.66% at December 31, 2013, to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes treasury securities, municipal securities, commercial and residential mortgage-backed securities, and government agency collateralized mortgage obligations. Our financial planning anticipates income streams generated by the securities portfolio based on normal maturity, pay downs and reinvestment. We may use excess liquidity to purchase securities. We did not purchase any securities during the three or six month period ended June 30, 2014.

FDIC Loss Share Receivable

The FDIC Loss Share Receivable represents the estimated amounts due from the FDIC related to Loss Share Agreements. The receivable represents the discounted value of the FDIC’s portion of estimated losses expected to be realized on covered assets. The receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered assets. During the six months ended June 30, 2014, we received cash of $1.5 million from the FDIC, recorded an adjustment of $5.0 million related to the changes in estimated cash flows of covered assets which were partially offset by the recorded discount accretion of $41,000.

Deposits

Total deposits decreased by $155.1 million from December 31, 2013 to total deposits of $1.4 billion at June 30, 2014, primarily due to withdrawal of a short-term $128 million deposit from one customer in January 2014 offset by normal customer activity. At June 30, 2014, non-interest bearing deposits represented approximately 38.0% of deposits compared to 34.0% at December 31, 2013. Repurchase agreements with customers increased by $2.1 million for the six month ended June 30, 2014 due to normal customer activity. The Bank participates in the CDARS program (reciprocal) with balances of $36.0 million at June 30, 2014 compared to $39.4 million at December 31, 2013 and maintained brokered deposits of $39.9 million and $24.9 million at June 30, 2014 and December 31, 2013, respectively.

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

The Federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At June 30, 2014, we met the capital ratios of a “well capitalized” financial holding company with a total risk-based capital ratio of 15.92%, a Tier 1 risk-based capital ratio of 15.04%, and a Tier 1 leverage ratio of 10.45%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator. On July 2, 2013, the Federal banking regulatory authorities announced a new capital framework with which we are required to comply by January 1, 2015. We are evaluating the impact of these changes to regulatory capital.

The following represents Bancorp’s and 1st United’s regulatory capital ratios as of June 30, 2014 and December 31, 2013:

	Actual		Minimum Capital Adequacy		Minimum for Well Capitalized
	Amount	%	Amount	%	Amount	%
As of June 30, 2014
Total Capital to risk-weighted assets
Consolidated	$182,438	15.92%	$91,702	8.00%	$114,627	10.00%
1st United	165,722	14.50%	91,426	8.00%	114,283	10.00%
Tier I capital to risk-weighted assets
Consolidated	172,415	15.04%	45,851	4.00%	68,776	6.00%
1st United	155,699	13.62%	45,713	4.00%	68,570	6.00%
Tier I capital to total average assets
Consolidated	172,415	10.45%	66,020	4.00%	82,526	5.00%
1st United	155,699	9.45%	65,893	4.00%	82,366	5.00%

As of December 31, 2013
Total Capital to risk-weighted assets
Consolidated	$172,709	15.47%	$89,287	8.00%	$111,608	10.00%
1st United	158,884	14.27%	89,084	8.00%	111,355	10.00%
Tier I capital to risk-weighted assets
Consolidated	163,061	14.61%	44,643	4.00%	66,965	6.00%
1st United	149,236	13.40%	44,542	4.00%	66,813	6.00%
Tier I capital to total average assets
Consolidated	163,061	9.66%	67,489	4.00%	84,361	5.00%
1st United	149,236	8.86%	67,388	4.00%	84,235	5.00%

We have an effective shelf registration statement, under which we may offer additional securities for sale, from time to time if additional capital is required. There are no plans at this time to offer any additional securities for sale.

We paid a quarterly cash dividend of $0.02 per share in March and May of 2014. We paid a quarterly cash dividend of $0.01 per share on May 8, 2013, August 15, 2013 and November 15, 2013. Additionally, the board of directors declared a $0.10 per share special cash dividend on December 23, 2013 totaling $3.4 million which was paid January 2014.

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

We classify all of our securities as available-for-sale to help maintain liquidity. Our liquidity position is further enhanced by structuring our loan portfolio interest payments as monthly, complemented by retail credit and residential mortgage loans in our loan portfolio, resulting in a steady stream of loan repayments. In managing our investment portfolio, we provide for staggered maturities so that cash flows are provided as such investments mature.

Our securities portfolio, federal funds sold, and cash and due from financial institutions balances serve as primary sources of liquidity for 1st United. At June 30, 2014, we had approximately $388.9 million in cash and cash equivalents and securities, of which $34.2 million of securities, at fair value, were pledged. At December 31, 2013, we had approximately $526.2 million in cash and cash equivalents and securities, of which $30.2 million of securities, at fair value, were pledged.

At June 30, 2014, we had no overnight borrowings from the Federal Home Loan Bank. We had $35.0 million in borrowings from the Federal Home Loan Bank which mature throughout 2015. We acquired the $35.0 million in Federal Home Loan Bank advances in connection with the acquisition of EBI.

At June 30, 2014, we had commitments to originate loans totaling $60.3 million and commitments of $110.3 million in unused lines of credit. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2014 total $177.9 million. Loans maturing in the next twelve months total approximately $150.9 million.

Management believes that we have adequate resources to fund all of our commitments, that substantially all of our existing commitments will be funded in the subsequent twelve months and, if so desired, that we can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment. At June 30, 2014, we had short-term lines available from correspondent banks totaling $65.0 million, Federal Reserve Bank discount window availability of $76.6 million, and borrowing capacity from the Federal Home Loan Bank of $138.5 million based on collateral pledged, for a total credit available of $280.1 million. Loans pledged for borrowings outstanding and available borrowings with the Federal Home Loan Bank and the Federal Reserve Bank was $456.5 million and $108.9 million, respectively, at June 30, 2014. In addition, being “well capitalized,” the Bank can access wholesale deposits for approximately $347.7 million based on current policy limits.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2014, we had $60.3 million in commitments to originate loans, $110.3 million in unused lines of credit and $8.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

	As of June 30, 2014
Interest rate scenarios	Percent change of net interest income	Percentage change of EVE
Up 300 basis points	0.87%	(23.60)%
Up 200 basis points	0.47%	(16.33)%
Up 100 basis points	(0.10)%	(8.87)%
Base
Down 100 basis points	(1.97)%	3.71%
Down 200 basis points	(5.92)%	12.53%
Down 300 basis points	NA	NA

We had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.72%.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2013 Form 10-K, except for the following:

Company shareholders cannot be sure of the market value of the Valley Merger consideration they will receive because the market price of Valley common stock may fluctuate.

Upon completion of the Valley Merger, each share of the Company’s common stock will be converted into Valley Merger consideration consisting of 0.89 of a share of Valley common stock, subject to adjustment in the event Valley’s Average Closing Price falls below $8.09 or rises above $12.13 prior to the closing of the Valley Merger and subject to the payment of cash in lieu of fractional shares. The market value of the Valley Merger consideration may vary from the closing price of Valley common stock on the date we announced the Valley Merger, on the date that this document was mailed to the Company shareholders, on the date of the special meeting of the Company shareholders and on the date we complete the Valley Merger and thereafter. Any change in the market price of Valley common stock prior to completion of the Valley Merger will affect the market value of the Valley Merger consideration that the Company shareholders will receive upon completion of the Valley Merger. Accordingly, at the time of the Company special meeting, the Company shareholders will not know or be able to calculate the market value of the Valley Merger consideration they would receive upon completion of the Valley Merger except by agreement that they will receive between $7.20 and $10.80 worth of Valley Merger consideration.

Other than the adjustment in the event Valley’s Average Closing Price falls below $8.09 or rises above $12.13 prior to the closing of the Merger, there will be no adjustment to the Valley Merger consideration for changes in the market price of either shares of Valley common stock or shares of the Company’s common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Valley’s or the Company’s respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond Valley’s or the Company’s control.

The Valley Merger is subject to the receipt of consents and approvals from government entities that may not be received, or may impose burdensome conditions.

Before the Valley Merger may be completed, various approvals, waivers or consents must be obtained from the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System. These government entities may refuse to approve the Valley Merger or impose conditions on their approval of the Valley Merger or require changes to the terms of the Valley Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Valley Merger or imposing additional costs on or limiting the revenues of the combined company following the Valley Merger, any of which might have an adverse effect on the combined company following the Valley Merger. Valley has received the written consent of the FDIC for the assignment of the shared-loss agreements between 1st United Bank and the FDIC to Valley National Bank.

If the Valley Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Valley Merger.

The Company has incurred substantial legal, accounting and investment banking expenses in connection with the negotiation and completion of the transactions contemplated by the Merger agreement. If the Valley Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Valley Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Valley Merger is pending.

Uncertainties about the effect of the Valley Merger on its businesses may have an adverse effect on the Company. These uncertainties may also impair the Company’s ability to attract, retain and motivate strategic personnel until the Valley Merger is consummated, and could cause our customers and others that deal with the Company to seek to change their existing business relationship, which could negatively impact Valley upon consummation of the Valley Merger. In addition, the Valley Merger Agreement restricts the Company from taking certain specified actions without Valley’s consent until the Valley Merger is consummated or the Valley Merger Agreement is terminated. These restrictions may prevent the Company from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the Valley Merger.

The Valley Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Valley Merger not being completed, which may cause the market price of 1st United common stock to decline.

The Valley Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the Company shareholders. The closing of the Valley Merger is also subject to approval of the Valley shareholders of the amendment to Valley’s Restated Certificate of Incorporation to increase the number of authorized shares of Valley’s common stock by 100,000,000 shares. If any condition to the Valley Merger is not satisfied or, where permitted, waived, the Valley Merger will not be completed. In addition, Valley and/or the Company may terminate the Valley Merger agreement under certain circumstances even if the Valley Merger is approved by 1st United shareholders.

If the Merger is not completed, the market price of the Company common stock may decline to the extent that the current market price of its shares reflects a market assumption that the Valley Merger will be completed. If the Valley Merger is not completed, additional consequences could materialize, including any adverse effects from a failure to pursue other beneficial opportunities due to the focus of management on the Valley Merger, without realizing any of the anticipated benefits of completing the Valley Merger.

ITEM 5. OTHER INFORMATION

On July 29, 2014, we announced via press release our financial results for the three and six month periods ended June 30, 2014. A copy of our press release is included herein as Exhibit 99.1 and incorporated herein by reference.

The information in the immediate previous paragraph including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Name

2.1	Agreement and Plan of Merger, dated as of May 7, 2014, by and between Valley National Bancorp and 1st United Bancorp, Inc. – incorporated by reference herein to Exhibit 2.1 of the Registrant’s current Report on Form 8-K (filed 5/8/14) (No. 001-34462)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated July 29, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st UNITED BANCORP, INC.
(Registrant)

Date: July 29, 2014	By: /s/ John Marino
JOHN MARINO
PRESIDENT AND CHIEF FINANCIAL OFFICER
(Mr. Marino is the principal financial officer and has been duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of May 7, 2014, by and between Valley National Bancorp and 1st United Bancorp, Inc. – incorporated by reference herein to Exhibit 2.1 of the Registrant’s current Report on Form 8-K (filed 5/8/14) (No. 001-34462)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.1	Press release to announce earnings, dated July 29, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

